Form 10-Q
period 1996-03-31
ATLANTIC GULF COMMUNITIES CORP
filed 1996-05-15
CIK 771934

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission File Number:  1-8967

                     ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                            59-0720444
- --------                                                            ----------
(State or other jurisdiction of                                     (I.R.S. Employer Identification No.)
incorporation or organization)

2601 South Bayshore Drive
Miami, Florida                                                      33133-5461
- --------------                                                      ----------
(Address of principal executive offices)                            (Zip Code)

         Registrant's telephone number: (305) 859-4000
                                        --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        X    Yes            No
                                      ------         ------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                        X    Yes            No
                                      ------         ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

There are 9,700,328 shares of the Registrant's Common Stock outstanding as of May 10, 1996.

                              TABLE OF CONTENTS


                                                                                                     Page
                                                                                                      No.
                                                                                                      ---
 PART I.  -  FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995                1

                  Consolidated Statements of Operations for the Three Months Ended March 31,
                     1996 and 1995                                                                      2

                  Consolidated Statements of Cash Flows for the Three Months Ended March
                     31, 1996 and 1995                                                                  3

                  Notes to Consolidated Financial Statements                                            4


        Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 6


 PART II.  -  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                                      17


 SIGNATURES                                                                                            18


PART I.  -   FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS


            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                     March 31, 1996 and December 31, 1995
                          (in thousands of dollars)

                                                                                      March 31,             December 31,
                                                                                        1996                    1995
                                                                                        ----                    ----
          Assets                                                                     (unaudited)

 Cash and cash equivalents                                                            $   2,286             $   3,560

 Restricted cash and cash equivalents                                                     6,674                 8,461

 Contracts receivable, net                                                               13,375                14,350

 Mortgages, notes and other receivables, net                                             54,702                45,479

 Land and residential inventory                                                         210,241               218,270

 Property, plant and equipment, net                                                      13,894                17,657

 Other assets, net                                                                       14,623                25,048
                                                                                      ---------             ---------

 Total assets                                                                          $315,795              $332,825
                                                                                       ========              ========


          Liabilities and Stockholders' Equity

 Accounts payable and accrued liabilities                                              $ 16,191              $ 21,078

 Customers' and other deposits                                                            4,734                 6,091

 Contributions in aid of construction                                                     4,429                 4,530

 Other liabilities                                                                       22,570                25,747

 Notes, mortgages and capital leases                                                    210,103               220,999
                                                                                       --------              --------
                                                                                        258,027               278,445
                                                                                       --------              --------
  Stockholders' equity
          Common stock, $.10 par value; 15,665,000
                  shares authorized; 9,776,058 and
                  9,771,521 shares issued                                                   978                   977

          Contributed capital                                                           120,145               120,115

          Accumulated deficit                                                           (58,522)              (61,887)

          Minimum pension liability adjustment                                           (4,825)               (4,825)

          Treasury stock, 75,730 shares in 1996, at cost                                     (8)                   -
                                                                                       --------              --------
 Total stockholders' equity                                                              57,768                54,380
                                                                                       --------              --------
 Total liabilities and stockholders' equity                                            $315,795              $332,825
                                                                                       ========              ========




See accompanying notes to consolidated financial statements.

            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                  Three Months Ended March 31, 1996 and 1995
                    (in thousands, except per share data)
                                 (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       -----------------------
                                                                                          1996         1995
                                                                                          ----         ----
 Revenues:

     Real estate sales:
       Homesite                                                                        $14,598        $  3,573
       Tract                                                                             5,745           2,218
       Residential                                                                       2,870           2,112
                                                                                       -------        --------
          Total real estate sales                                                       23,213           7,903
     Other operating revenue                                                             1,133           2,554
     Interest income                                                                     1,341           2,027
     Other income:
       Reorganization reserves                                                           1,267             600
       Other income                                                                      4,820           3,000
                                                                                       -------        --------
          Total revenues                                                                31,774          16,084
                                                                                       -------         -------
 Costs and expenses:
     Cost of real estate sales:
       Homesite                                                                         10,919           2,521
       Tract                                                                             4,703           1,882
       Residential                                                                       2,175           1,761
                                                                                       -------        --------
          Total cost of real estate sales                                               17,797           6,164
     Selling expense                                                                     2,552           1,985
     Other operating expense                                                               699           1,753
     Other real estate costs                                                             4,257           5,266
     General and administrative expense                                                  3,130           2,572
     Depreciation                                                                          249             294
     Cost of borrowing, net of amounts capitalized                                       3,288           2,841
     Other expense                                                                         207               -
                                                                                       -------        --------
          Total costs and expenses                                                      32,179          20,875
                                                                                       -------        --------
 Loss before extraordinary item                                                           (405)         (4,791)
 Extraordinary gain on extinguishment of debt                                            3,770               -
                                                                                       -------        --------
 Net income (loss)                                                                     $ 3,365        $ (4,791)
                                                                                       =======         =======
 Net income (loss) per common share                                                    $   .35        $   (.50)
                                                                                       =======        ========
 Weighted average common shares outstanding                                              9,733           9,675
                                                                                       =======        ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995
                           (in thousands of dollars)
                                  (unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                          ----------------------
                                                                                             1996          1995
                                                                                             ----          ----

 Cash flows from operating activities:
   Net income (loss)                                                                        $ 3,365     $(4,791)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                          1,212       1,560
       Gain from utility condemnations or sales                                              (4,846)          -
       Gain from sale of stock of wholly owned subsidiaries                                       -      (3,000)
       Extraordinary gain from extinguishment of debt                                        (3,770)          -
       Other income                                                                            (231)          -
       Reorganization items                                                                    (597)     (1,925)
       Land acquisitions                                                                          -      (7,000)
       Other net changes in assets and liabilities:
          Restricted cash                                                                     1,787       1,706
          Receivables                                                                        13,483       2,452
          Land and residential inventory                                                      8,029      (2,928)
          Other assets                                                                       (4,242)     (1,163)
          Accounts payable and accrued liabilities                                           (4,571)     (1,854)
          Customer deposits                                                                  (1,320)         15
          Other liabilities                                                                    (526)       (495)
          Other, net                                                                            (11)       (326)
                                                                                           --------    --------
             Net cash provided by (used in) operating activities                              7,762     (17,749)
                                                                                           --------    --------
 Cash flows from investing activities:
    Additions to property, plant and equipment, net                                             (48)       (848)
    Proceeds from utility system sale                                                         1,244           -
    Proceeds from sale of stock of wholly owned subsidiaries                                      -         371
                                                                                           --------    --------
             Net cash provided by (used in) investing activities                              1,196        (477)
                                                                                           --------    --------
 Cash flows from financing activities:
    Borrowings under credit agreements                                                       15,935      11,183
    Repayments under credit agreements                                                      (23,935)       (796)
    Principal payments on other liabilities                                                  (2,232)     (3,090)
                                                                                           --------     -------
          Net cash provided by (used in) financing activities                               (10,232)      7,297
                                                                                           --------     -------
 Decrease in cash and cash equivalents                                                       (1,274)    (10,929)
 Cash and cash equivalents at beginning of period                                             3,560      12,297
                                                                                           --------     -------
 Cash and cash equivalents at end of period                                                 $ 2,286     $ 1,368
                                                                                           ========     =======
 Supplemental cash flow information:
 Interest payments, net of amounts capitalized                                              $ 4,625     $ 4,057
                                                                                            =======     =======
 Reorganization item payments                                                               $ 2,428     $ 4,379
                                                                                            =======     =======


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                  (unaudited)


(1) The March 31, 1996 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

(2) The net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive or not material during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $1,892,000 and $1,850,000, for the three months ended March 31, 1996 and 1995, respectively.

(4) Revenue from the sale of residential units other than Regency Island Dunes ("Regency") condominium units is recognized when the earnings process is complete. Revenue from the sale of Regency condominium units is recognized using the percentage-of-completion method. Earned revenue is based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage is then applied to the expected revenue associated with units that have been sold to date. Revenue from the sale of land is recognized when the cash received, as a percentage of the sales price, is at least 20% for land sales other than retail land sales and 10% for retail land sales, the earnings process is complete and the collection of any remaining receivable is reasonably assured.

(5) The Company has made an estimate of Available Cash, as defined in the Company's loan agreements, at June 30, 1996, and has determined, based on this estimate, that the Company will not have any Available Cash requiring it to make any interest payments on the Cash Flow Notes for the payment period commencing January 1, 1996 and ending June 30, 1996. In addition, the Company did not have any Available Cash requiring it to make any interest payments for the twelve month period ended December 31, 1995. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with Cash Flow Notes during the three months ended March 31, 1996 and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
      - Liquidity and Capital Resources."


(6) In March 1996, upon approval from the Company's board of directors, the Company issued 4,537 shares of its common stock to Gerald Agranoff, one of its non-employee directors, representing a $30,000 partial payment to work with management on a potential recapitalization of the Company and related stockholder issues. In February 1996, the Company received 75,730 shares of its common stock as a distribution from the disputed claims reserve in accordance with the Company's plan of reorganization.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                  (unaudited)


(7) In March 1996, the City of Port St. Lucie agreed to pay the Company $18.75 million in settlement of litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie utility system. The Company recorded a gain of approximately $4.2 million in the first quarter of 1996 and the proceeds of approximately $18.75 million were received in April 1996. In April 1996 the Company, pursuant to a contractual obligation, applied $9.1 million of the proceeds to the Company's Secured Floating Rate Notes and used the remaining $9.6 million of proceeds to reduce the amount outstanding under its Working Capital Facility.

(8) In February 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $695,000 in the first quarter of 1996. Of the net proceeds of $4.2 million from this sale, approximately $1.2 million were received in March 1996 and the remaining $3.0 million were received in April 1996. Upon receipt of the proceeds they were used to repay the Company's Secured Floating Rate Notes.

(9) In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes in accordance with the Company's plan of reorganization.

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CURRENT BUSINESS

   Atlantic Gulf Communities Corporation is a Florida-based real estate development and asset management company. The Company's primary lines of business are acquisition, development and sale of new subdivision and scattered developed homesites, sale of land tracts and residential construction and sales. Additional lines of business which contribute to the Company's overall operations include portfolio management of mortgages and contracts receivable and environmental services.

   The Company acquires and develops real estate to: (i) enhance the value of certain properties, (ii) maintain a continuing inventory of marketable tracts and (iii) supply finished homesites to builders in Florida's fastest growing markets. The Company's acquisition and development activities are comprised of four primary functions: business development, planning, community development and residential construction. See Item 1. Business in the Company's Annual Report on Form 10-K for a more detailed description of the Company's current business.


BUSINESS PLAN

   The Company's goal is to produce superior returns for stockholders by liquidating predecessor assets, paying off debt, reducing overhead, and becoming the leading supplier of finished homesites to unaffiliated homebuilders in Florida's fastest growing markets without the exposure entailed in carrying a substantial inventory of land. Predecessor assets are those real estate assets inherited by the Company from its predecessor company and consist of tracts and scattered homesites located in secondary markets throughout Florida and in one community in Tennessee.

   The Company's business plan is centered on its three principal lines of business: (i) sales of finished homesites to unaffiliated homebuilders, (ii) sales of tract land to end users as well as to investors and (iii) residential construction and sales. The intent of the plan is to monetize the Company's predecessor assets as rapidly as market conditions permit while entering into new markets with a higher risk-adjusted return potential. The business plan also contemplates modifying the Company's capital structure by reducing debt, improving financial flexibility, and reducing overhead by focusing on the Company's core assets and businesses.

   Consistent with the Company's plan to monetize predecessor assets, in April 1996 the Company entered into an agreement with Secured Capital Corporation ("SCC"), a real estate investment banking firm, to conduct a sealed bid portfolio offering of a substantial portion of the Company's predecessor real estate assets. The portfolio sale is designed to monetize those assets that the Company has determined do not fit the development criteria outlined in its business plan. Proceeds from the portfolio offering are intended to be used to pay corporate debt. There can be no assurances that the portfolio offering will result in material sales or in material sales at prices which, in the aggregate, equal the Company's book value in the properties sold. The Company currently also has approximately $28 million in pending contracts, letters of intent or active negotiations on predecessor assets, which are not included the portfolio offering. See Item 1. Business in the Company's Annual Report on Form 10-K for additional information on the Company's business plan.

                             Results of Operations

          Comparison of the Three Months Ended March 31, 1996 and 1995

   The Company's results of operations for the three months ended March 31, 1996 and 1995 are summarized by line of business, as follows:

              Combining Results of Operations by Line of Business

                       Three Months Ended March 31, 1996

                           (in thousands of dollars)

                                  (unaudited)

                               Homesite       Tract      Residential       Other         Business      Administrative
                                Sales         Sales         Sales       Operations       Development       & Other         Total
                                -----         -----         -----       ----------       -----------      --------         -----

Revenues:
 Real estate sales            $ 14,598      $5,745          $ 2,870    $                $               $                 $23,213
 Other operating revenue                                                    1,133                                           1,133
 Interest income                                                              814                            527            1,341
 Other income:
  Reorganization reserves                                                                                  1,267            1,267
  Other income                                                              4,820                                           4,820
                             -------------------------------------------------------------------------------------------------------
Total revenues                  14,598        5,745           2,870         6,767                          1,794           31,774
                             -------------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of real estate sales      10,919        4,703           2,175                                                        17,797
 Selling expense                 1,385          643             524                                                         2,552
 Other operating expense                                                      699                                             699
 Other real estate costs:
  Property tax, net                                                            10                          1,429            1,439
  Other real estate                550          495             422           251          584               516            2,818
  overhead
General and administrative                                                                                 3,130            3,130
Depreciation                         9           18              12           107                            103              249
Cost of borrowing, net                                                                                     3,288            3,288
Other expense                       12                                                     195                                207
                              ----------------------------------------------------------------------------------------------------
Total costs and expense         12,875        5,859           3,133         1,067          779             8,466           32,179
                              ----------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary item              1,723         (114)           (263)        5,700         (779)           (6,672)            (405)
Extraordinary gain on
 extinguishment of debt                                                                                    3,770            3,770
                              ----------------------------------------------------------------------------------------------------
Net income (loss)             $  1,723       $ (114)         $ (263)       $5,700        $(779)         $ (2,902)       $   3,365
                              ====================================================================================================


              Combining Results of Operations by Line of Business

                       Three Months Ended March 31, 1995

                           (in thousands of dollars)

                                  (unaudited)

                                        Homesite      Tract     Residential      Other           Business     Administrative
                                         Sales        Sales        Sales       Operations       Development      & Other       Total
                                         -----        -----     -----------   ----------       -----------      --------       -----
      Revenues:
        Real estate sales                $3,573      $2,218        $2,112     $                $                $            $7,903
        Other operating revenue                                                 2,554                                         2,554
        Interest Income                                                         1,636                                 391     2,027
        Other Income:
         Reorganization reserves                                                                                      600       600
         Other income                                                           3,000                                         3,000
                                        --------------------------------------------------------------------------------------------
      Total revenues                      3,573       2,218         2,112       7,190                                 991    16,084
                                        --------------------------------------------------------------------------------------------
       Costs and expenses:
        Cost of real estate sales         2,521       1,882         1,761                                                     6,164
        Selling expense                     748         299           687                           251                       1,985
        Other operating expense                                                 1,753                                         1,753
        Other real estate costs:
          Property tax, net                                                        31                               2,008     2,039
          Other real estate overhead        390         236           322         272             1,392               615     3,227
        General and administrative                                                                                  2,572     2,572
        Depreciation                          7           2            58         110                                 117       294
        Cost of borrowing, net                                                                                      2,841     2,841
                                        --------------------------------------------------------------------------------------------
      Total costs and expenses            3,666       2,419         2,828       2,166             1,643             8,153    20,875
                                        --------------------------------------------------------------------------------------------
      Net income (loss)                 $   (93)     $ (201)       $ (716)     $5,024           $(1,643)          $(7,162)  $(4,791)
                                        ===========================================================================================


   During the first quarter of 1996, the Company had net income of $3.4 million which was an $8.2 million improvement from the $4.8 million net loss incurred during the first quarter of 1995. This improvement was primarily due to an increase in real estate sales, a $3.8 million extraordinary gain resulting from the cancellation of debt and an increase in other income. The increase in other income was principally attributable to a gain of approximately $4.2 million in the first quarter of 1996 on the settlement of the Port St. Lucie utility condemnation litigation.

      Homesite Sales

      The net operating results from homesite sales improved $1.8 million during the first quarter of 1996 compared to the first quarter of 1995 primarily due to an increase in the number of homesites sold and an increase in the average sales price per homesite.

      Revenues from homesite sales increased $11.0 million in the first quarter of 1996, a 309% increase from the first quarter of 1995. The increase resulted from an increase in the number of homesites sold and an increase in the average sales price per homesite. The following table summarizes homesite activity for the three months ended March 31 (in thousands of dollars):

                                             1996                                         1995
                                -------------------------------------       ----------------------------------
                                  Number                    Average          Number                   Average
                                 of lots     Revenue      sales price       of lots     Revenue     sales price
                                 -------     -------      -----------       -------     -------     -----------
Subdivision homesite sales          384     $12,082        $31.5              79         $2,037       $25.8
Scattered homesite sales            285       2,516          8.8             235          1,536         6.5
                                    ---    --------       ------             ---        -------      ------
                                    669     $14,598        $21.8             314         $3,573       $11.4
                                    ===     =======        =====             ===         ======       =====

      The increase in subdivision homesite sales is primarily due to the closing of 193 homesites for $8.1 million in Windsor Palms, a recently acquired project located in southwest Broward County, Florida. In addition, there was a significant increase in closings in the Company's Lakeside Estates project in Orlando, Florida. The increase in the average sales price of subdivision homesite sales is primarily due to the homesite sales in Windsor Palms. The average homesite sales price at Windsor Palms is approximately $42,000.

      Scattered homesite sales increased in the first quarter of 1996 compared to the first quarter of 1995 due to increases in volume and the average sales price per homesite. These increases are principally due to an increase in sales in the Company's Cumberland Cove community in Tennessee resulting from a recently implemented retail sales program. During the remainder of 1996, the Company anticipates it will supplement scattered homesite sales volume in the secondary markets through the sealed bid portfolio offering of the Company's predecessor assets to be conducted by Secured Capital Corporation and bulk sales as part of its plan to accelerate the disposition of assets in secondary real estate markets in Florida.

      As of March 31, 1996, the Company had approximately 1,827 total homesites totaling approximately $29.2 million which are under contract and are anticipated to close in 1996. Of the 1,827 homesites under contract, 778 homesites for $23.8 million are in the Company's subdivision homesite projects of Windsor Palms, Julington Creek Plantation, Lakeside Estates and West Meadows. As of March 31, 1995, the Company had approximately 423 total homesites under contract totaling approximately $7.8 million.

      The homesite sales gross margin percentages were 25.2% in 1996 compared to 29.4% in 1995, which generally reflect targeted gross margins of 25% to 30% for this line of business. Gross margin represents the difference between the Company's real estate revenue and related cost of sales. There are no assurances that the targeted margins and annual sales volumes set forth herein will be achieved. The achievement of such targets is subject to a number of factors over which the Company has no control, including the continuation of current market conditions and interest rates, the timely receipt of required regulatory approvals and the absence of other adverse developments.

      Homesite selling expense increased primarily due to an increase in revenues. Homesite selling expense as a percentage of revenues decreased from 20.9% in 1995 to 9.5% in 1996, primarily due to the increased revenues over which to spread fixed costs and costs associated with the implementation in 1995 of scattered homesite retail sales programs, most particularly in the Cumberland Cove community in Tennessee, designed to supplement homesite sales activity.

      Other real estate overhead increased in 1996 primarily due to costs incurred to manage recently acquired subdivision homesite projects in Florida's primary real estate markets.

      TRACT SALES

      The net operating results from tract sales were similar in the first quarter of 1996 compared to the first quarter of 1995 despite an increase in revenues, primarily due to costs associated with the Company's plan to accelerate the disposition of assets in secondary real estate markets throughout Florida which began during the third quarter of 1995.

      Revenues from tract sales increased $3.5 million or 159% in the first quarter of 1996 to $5.7 million primarily due to a $2.0 million sale of approximately 664 acres in Port St. Lucie in 1996. Tract sales acreages often vary significantly in size and revenues from such sales vary from quarter to quarter depending on the timing and size of individual sales. During the latter part of 1996, tract sales are anticipated to be supplemented by the sealed bid portfolio offering of the Company's predecessor assets. As of March 31, 1996, there were pending tract sales contracts totaling approximately $29.7 million which, subject to certain contingencies, are anticipated to close in 1996. As of March 31, 1995, there were pending tract sales contracts totaling approximately $16.0 million.

      Tract sales gross margins are summarized as follows for the three months ended March, 31:

                                                                     1996                        1995
                                                            --------------------         --------------------
                                                            Targeted      Actual         Targeted     Actual
                                                             Margins     Margins         Margins     Margins
                                                             -------     -------         -------     -------
            Port LaBelle agricultural acreage                   5%           -             10%         2.8%
            Other tract acreage                                20%        18.1%            35%        35.2%


      The Port LaBelle agricultural acreage gross margin in 1995 was generated from one tract sale of approximately 1,100 acres and is not considered to be representative of the gross margin anticipated for the remaining approximately 20,000 acres of agricultural property. The targeted gross margin is lower for Port LaBelle agricultural acreage as management has determined that the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. As a result, to accelerate the disposal of this property, the sales value for this property was adjusted from a "retail" to a "wholesale" basis, which reduced the targeted gross margin for this property.

      The actual gross margin in 1996 for other tract acreage was lower than the targeted gross margin principally due to the mix of properties sold during the period. The targeted gross margins have been reduced primarily due to the recently approved plan to accelerate land sales in secondary real estate market locations.

      Tract sales other real estate overhead increased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to management and advertising costs associated with the efforts to accelerate the disposition of land sales in secondary real estate markets.

      RESIDENTIAL SALES

      The net operating results from residential sales, which includes single family homes and condominiums, improved during the three months ended March 31, 1996 compared to the corresponding prior year period principally due to condominium revenues from the Company's Regency Island Dunes condominium project and a decrease in fixed selling expenses associated with single family homes as the Company is phasing out its single family homes sales operations.

      Residential sales are summarized as follows for the three months ended March 31 (in thousand of dollars):

                                                                 1996           1995
                                                                 ----           ----
                Condominium sales                               $   910        $     -
                Single family home sales                          1,960          2,112
                                                                -------        -------
                                                                 $2,870          2,112
                                                                 ======       ========

      The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units that were under contract in the first building as of December 31, 1995 based on a construction completion percentage of 97%. Condominium revenues of $910,000 in the first quarter of 1996 represent the incremental revenue earned upon the completion of 49 of the 61 units in the first quarter of 1996. The remaining 12 units and 3 additional units sold in the first building in the first quarter of 1996 are anticipated to close during the second quarter of 1996. In addition, as of March 31, 1996, there were 38 units under contract in the second building with a sales volume of $13.4 million. The construction of the second building is expected to be substantially completed by the end of 1996.

      Single family home sales revenues were similar for the two quarters under review despite an increase in closings from 18 in 1995 to 22 in 1996 due to a decrease in the average selling price from $117,000 in 1995 to $89,000 in 1996. The decrease in the average selling price was due to the mix of product sold. In mid-1995 the Company decided to withdraw from the single family home business and is currently winding down this business. As of March 31, 1996, the Company had 6 single family home residential units under contract totalling $498,000 which are expected to close during 1996.

      Residential sales gross margins are summarized as follows for the three months ended March 31:


                                                                1996           1995
                                                                ----           ----
                Condominiums                                    46.4%           -
                Single family homes                             13.9%         16.6%


      The gross margin for condominiums was higher than the targeted gross margin of approximately 20% primarily due to adjustments resulting from the recording of the actual profits associated with 49 closings in the first quarter of 1996 as compared to the estimated profits previously recorded.

      The single family home gross margins generally reflect the targeted gross margins for this line of business.

      Residential selling expense as a percentage of revenues decreased from 32.5% in 1995 to 18.3% in 1996 primarily due to a decrease in fixed selling costs associated with the phasing-out of the single family home sales operations.

      Other real estate overhead increased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to costs associated with the Regency Island Dunes condominium project, partially offset by reduced single family home overhead resulting from the phase-out of this operation.

      OTHER OPERATIONS

      Net income from other operations increased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to an increase in other income, partially offset by a decrease in interest income.

      Other operating revenues and expenses decreased in the first quarter of 1996 from the first quarter of 1995 primarily due to the absence of revenues and expenses from Florida Home Finders Inc. (FHF), a wholly owned subsidiary sold on March 31, 1995 and Longwood Utilities, a wholly owned subsidiary sold in July 1995 and to a reduction in revenues and expenses from the Port LaBelle utility system sold in February 1996.

      Interest income decreased in the first quarter of 1996 from the corresponding prior year period primarily due to adjustments associated with the Company's land mortgage receivable portfolio, including the elimination of the unamortized interest rate valuation discount in December 1995, and to a lower average balance of contracts receivable during the periods under review.

      Other income in the first quarter of 1996 included a gain of approximately $4.2 million on the $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. The proceeds of $18.75 million were received in April 1996. Also included in other income in the first quarter of 1996 was a gain of $695,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million. Other income of $3.0 million in the first quarter of 1995 represented a gain on the sale of FHF, a property management and real estate brokerage company, in March 1995 for $3.5 million. The proceeds included a $3.0 million promissory note of which $2.3 million was received in June 1995. In October 1995, in connection with an allegedly illegal transfer by the new owners of FHF of certain escrowed funds, a receiver was appointed to manage FHF. Due to the uncertain collectibility of the remaining balance of the note receivable, the Company wrote-off the receivable in December 1995 thereby reducing the gain on the sale to approximately $2.4 million.

      BUSINESS DEVELOPMENT

      Total business development expenditures decreased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to a decrease in expenditures related to the Company's Ya Dong joint venture in China.

      Business development selling expenses in the first quarter of 1995 consisted primarily of initial advertising costs associated with the new Ocean Grove condominium project. In June 1995, the Company obtained a 50% joint venture partner for this project, subsequent to which, the Company's 50% share of the Ocean Grove joint venture's expenses were recorded in other expense.

      Business development overhead decreased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to a decrease in costs related to the Ya Dong joint venture. The Company incurred costs of $328,000 in 1996 compared to approximately $1.0 million in 1995. The Company does not anticipate making any material capital contributions to the Ya Dong joint venture in 1996.

         The $195,000 of other expense in the first quarter of 1996 represents the Company's 50% share of the net loss of the Ocean Grove joint venture. The loss resulted from pre-sales advertising and other selling and overhead costs.

      ADMINISTRATIVE & OTHER

      The net loss from administrative & other activities decreased $4.3 million in the first quarter of 1996 from the first quarter of 1995 principally due to an extraordinary gain of $3.8 million resulting from the cancellation of debt.

      Other income of $1.3 million in the first quarter of 1996 and $600,000 in the first quarter of 1995 represented gains resulting from procedures associated with the resolution of reorganization items. This process is expected to continue during the remainder of the year with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded.

      Property tax, net decreased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to a reduction of land inventory not under development. This decrease in inventory corresponds to sales activity in the intervening period.

      General and administrative expenses increased in 1996 principally due to financial advisory and due diligence costs associated with the potential recapitalization of the Company.

      Cost of borrowing, net increased in the first quarter of 1996 compared to the same period in 1995 primarily due to a higher average balance of the Company's Working Capital Facility. During the three months ended March 31, 1996 and 1995, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "Liquidity and Capital Resources."

      In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes in accordance with the Company's plan of reorganization.


                         LIQUIDITY & CAPITAL RESOURCES

      As of March 31, 1996, the Company's cash and cash equivalents totaled approximately $2.3 million. The Company also had restricted cash and cash equivalents of $6.7 million which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $1.3 million reduction of cash and cash equivalents during the first quarter of 1996, $10.2 million was used in financing activities, partially offset by $7.7 million provided by operating activities and $1.2 million provided by investing activities.

      Cash provided by operating activities includes net cash generated through real estate sales and other operations partially offset by approximately (i) $6.5 million for interest payments, (ii) $3.8 million for a portion of the annual property tax payments and (iii) $7.7 million for construction and development expenditures.

      Cash used in financing activities includes net repayments of $17.1 million on new project financings, $2.2 million in principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings and a $1.2 million principal payment on the Company's Secured Floating Rate Notes, partially offset by net borrowings of $10.3 million from the Working Capital Facility.

        The March 31, 1996 balances of the Secured Floating Rate Notes and Secured Cash Flow Notes were $49.9 million and $54.9 million, respectively. The balance of the Secured Floating Rate Notes was reduced to $37.8 million in April 1996 utilizing $9.1 million of proceeds from the settlement of the Port St. Lucie condemnation suit and an additional $3.0 million received in April 1996 from the sale of the Port LaBelle utility system. Of the $18.75 million of proceeds received pursuant to the settlement of the Port St. Lucie condemnation suit, the Company was committed to apply $9.1 million to the Secured Floating Rate Notes. The remaining $9.6 million of proceeds were used to reduce the amount outstanding under the Working Capital Facility. Of the net proceeds of approximately $4.2 million received from the sale of Port LaBelle utility system, approximately $1.2 million were received and used to repay the Secured Floating Rate Notes in March 1996 and the remaining $3.0 million were received and used to repay the Secured Floating Rate Notes in April 1996. In connection with the amendment of the Secured Notes, the Company paid a fee of approximately $1.1 million in January 1996 as the Secured Floating Rate Notes were not paid by December 31, 1995 and the Company is required to pay up to $500,000 for each quarter thereafter during which such notes remain outstanding. In addition, the holders of the Secured Cash Flow Notes earn a fee if the Secured Floating Rate Notes have been paid in full but any Secured Cash Flow Notes remain outstanding on certain dates. Those dates and the corresponding fees are (i) March 31, 1996, $225,000; (ii) June 30, 1996, $325,000; (iii) September 30, 1996, $375,000; and (iv) December 31, 1996,
$375,000. Such fees are payable January 1, 1997 and $375,000 is payable March 31, 1997 and each quarter thereafter until such notes have been fully repaid. In each case, such fees will be reduced by prepayments in part or in whole.

      In January 1995, the Company's $20 million Working Capital Facility with Foothill Capital Corporation ("Foothill") was amended, effective as of December 31, 1994, to extend its maturity to November 30, 1996, to maintain the amount available under the Facility at $20 million through the extended maturity date, to reduce the interest rate, and to amend the covenants to afford the Company more operational and financing flexibility. Among other things, the covenant amendments further increase the amount of permitted project development debt and permitted investments in partnerships and joint ventures, and increase the amount of permitted debt by the Company and its subsidiaries. Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the highest of the variable interest rates, per annum, announced by Bank of America, N.T. & S.A., Mellon Bank, N.A. and Citibank, N.A., or any successor thereto, as its "prime rate" or "reference rate," plus two percentage points. Under the terms of the Working Capital Facility, the Company is required to pay (a) an unused line fee equal to 1/4 of 1% per annum of the average unused portion of the Working Capital Facility commitments payable quarterly, (b) a servicing fee of $5,000 per month, and (c) an extension fee of $50,000 on August 1, September 1, October 1 and November 1 of 1996. As of March 31, 1996, there was no additional credit available under the Working Capital Facility. However, as of May 10, 1996, the Company had approximately $13 million of credit available under the Working Capital Facility due to approximately $15 million of repayments in April 1996 utilizing proceeds primarily from the Port St. Lucie condemnation settlement. In April 1996, the Company obtained a $1.5 million letter of credit outstanding under the Working Capital Facility to be used as additional collateral for a $14.3 million construction loan on the second building of the Regency Island Dunes condominium project.

      The Company's obligations for 1996 include payments made in the first quarter of 1996, for semiannual interest on the Company's Secured Floating Rate Notes and Unsecured 12% Notes (collectively, the "Mandatory Interest Notes"), deferred property tax principal and interest and Section 365(j) lien principal and interest totaling approximately $7.9 million and 1995 property tax payments of approximately $3.8 million. The Company's total annual 1995 property tax payments were approximately $8.5 million as $2.7 million were paid in November 1995 and $2.0 million were paid in April 1996 in addition to the $3.8 million paid in the first quarter of 1996. In the third quarter of 1996, the Company will again be required to make semiannual payments of approximately $7.2 million on its Mandatory Interest Notes, deferred property tax and Section 365(j) lien obligations. The Company's business plan also contemplates 1996 expenditures for development, construction and other capital improvements estimated at $35 million, of which a substantial portion would need to be funded through individual project development loans or joint venture arrangements, some of which are not yet in place. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan would be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

      The Company's capital structure is not yet fully compatible with the Company's long-term business plan. Although amendments in 1994 to the Company's Secured Floating Rate Notes and Secured Cash Flow Notes (collectively, the "Secured Notes") afford the Company more operational and financing flexibility, the remaining restrictions continue to limit the Company's ability to sell assets, incur debt, make capital expenditures and make investments. Management believes it will obtain sufficient liquid capital resources to satisfy its obligations as more fully described hereafter. However, the Company does not currently have sufficient liquid capital resources to satisfy the $37.8 million of Secured Floating Rate Notes and $41.8 million of Unsecured 12% Notes maturing on December 31, 1996. The Company also has $54.9 million of Secured Cash Flow Notes and $41.7 million of Unsecured Cash Flow Notes maturing on December 31, 1998.

      Management believes, however, that the Company, through a combination of sources, will be able to obtain sufficient liquidity and capital resources necessary to continue implementing its business plan and to satisfy or otherwise refinance its debt maturing on December 31 of 1996 and 1998. Management has developed a near-term plan to satisfy its debt maturing in 1996. This near-term plan anticipates the Company generating approximately $121 million of cash available for debt service in 1996 from several sources, including (i) the increased cash generated from ongoing core operations, including subdivision homesite and condominium sales; (ii) the accelerated disposition of non-core tract and scattered homesite assets through the efforts of the Company's in-house sales staff in cooperation with outside brokers, including non-traditional sales approaches such as sealed bid portfolio sales;
(iii) the sale or financing of any mortgages or other receivables acquired through real estate sales; (iv) approximately $18.75 million in proceeds from the court-approved settlement of the St. Lucie condemnation suit; and (v) the potential sale of the Company's interest in one or more of the Company's primary market projects. With respect to the accelerated disposition of non-core real estate assets, the Company has made substantial progress over the last nine months through a combination of increased marketing efforts and increased willingness to accept terms such as purchase money mortgages. This progress is partially reflected in the increased backlog of non-core real estate sales under contract carried into 1996 ($30.2 million) as opposed to the
backlog carried into 1995 ($4.3 million).   As of March 31, 1996, the Company
had closed or under contract or letter of intent a combination of transactions which would generate in excess of $90 million cash not directly associated with specific project financings. The transactions under contract are subject to a variety of routine conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation. There are no assurances that any particular transaction under contract or letter of intent will be consummated.

      As noted above (see "Business Plan"), the Company entered into an agreement with Secured Capital Corporation in April 1996 to conduct a sealed bid portfolio offering of a substantial portion of the Company's predecessor assets. This portfolio sale is designed to monetize predecessor assets and reduce corporate debt. The Company currently has approximately $28 million in pending contracts, letters of intent or active negotiations on predecessor assets, which are not included in the portfolio sale. The Company also intends to utilize the cash proceeds generated from these sales to reduce corporate debt.

      Management believes that the transactions noted above and the satisfaction of its 1996 debt obligations will strengthen its ability to obtain sufficient liquidity and capital resources necessary to satisfy its future debt obligations and to obtain financing to continue to implement its business plan. There is no assurance, however, that the Company's above discussed plan to satisfy its debt maturing in 1996 will be consummated or consummated in 1996, or if consummated, that it will generate net proceeds sufficient to satisfy the Company's 1996 debt obligations. The Company, however, has and will continue to explore alternatives that include refinancing or recapitalization of certain of its 1996 and 1998 debt obligations, although no commitments for such refinancing or recapitalization are currently in place, and there are no assurances that any such commitment will be received.

      Available Cash is defined in the Company's debt agreements with respect to any payment period (generally, any six-month period ending June 30 or December 31), as the sum of all cash receipts (exclusive of borrowed money and certain delineated cash items) less the sum of payments for operating expenses, all debt payments (including repurchases of indebtedness), capital expenditures, tax payments, payments to creditors under the plan of reorganization and creation of reserves for working capital and other expenses for the next two payment periods.

      Pursuant to the Company's debt agreements, the Company must apply any Available Cash (a) to payment of interest due on the Cash Flow Notes; (b) to payments of outstanding amounts under the Working Capital Loan; (c) to prepayments of principal on the Mandatory Interest Notes; and (d) to repayments of principal on the Cash Flow Notes. Under the Company's certificate of incorporation, after all reorganization debt has been repaid, the Company must pay mandatory dividends on its common stock in an amount equal to 25% of Available Cash.

      If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt and other reorganization payments, the Company did not have any Available Cash to enable it to make payments on the Cash Flow Notes through March 1996. Accordingly, the Company did not accrue any interest on those notes during the three months ended March 31, 1996 and 1995. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having Available Cash in the foreseeable future.

      The Secured Floating Rate Notes bear interest at a variable rate equal to the Chemical Bank reference rate plus 1%, with a minimum interest rate of 8% and a maximum interest rate of 12% and the Secured Cash Flow Notes bear interest at a variable rate equal to the Chemical Bank reference rate plus 2%, with a minimum interest rate of 9% and a maximum interest rate of 13%. The rates as of March 31, 1996 were 9.25% and 10.25%, respectively. The Unsecured Floating Rate Notes and Unsecured Cash Flow Notes bear interest at 12% and 13% per annum, respectively.

PART II.  -  OTHER INFORMATION
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

      (27)  Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

      None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ATLANTIC GULF COMMUNITIES CORPORATION


Date:  May 10, 1996                                /s/ Thomas W. Jeffrey
                                                   ----------------------------
                                                   Thomas W. Jeffrey
                                                   Executive Vice President
                                                   and Chief Financial Officer





Date:  May 10, 1996                                /s/ Callis N. Carleton
                                                   ----------------------------
                                                   Callis N. Carleton
                                                   Vice President and Controller
                                                   (Principal Accounting
                                                   Officer)