Form 10-Q
period 1996-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1996-08-14
CIK 771934

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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
                                                X  Yes     No
                                               ---     ---



              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                X  Yes     No
                                               ---     ---


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


There are 9,692,600 shares of the Registrant's Common Stock outstanding as of August 12, 1996.

                              TABLE OF CONTENTS
                              -----------------

                                                                         Page
                                                                          No.
                                                                         ----
 PART I.  -  FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets as of June 30, 1996
                    and December 31, 1995                                 1

                  Consolidated Statements of Operations for the
                    Three and Six Months Ended
                    June 30, 1996 and 1995                                2

                  Consolidated Statements of Cash Flows for the
                    Three and Six Months Ended
                    June 30, 1996 and 1995                                3

                  Notes to Consolidated Financial Statements              4


      Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7


 PART II.  -  OTHER INFORMATION


      Item 4.     Submission of Matters to a Vote of Security Holders    26


      Item 6.     Exhibits and Reports on Form 8-K                       27



 SIGNATURES                                                              28

PART I.    -     FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
                 --------------------

            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                     June 30, 1996 and December 31, 1995
                          (in thousands of dollars)


                                                 June 30,        December 31,
                                                   1996              1995
                                                 --------        ------------
                                                (unaudited)

        Assets
        ------
Cash and cash equivalents                        $  8,936          $  3,560
Restricted cash and cash equivalents                8,723             8,461
Contracts receivable, net                          12,351            14,350
Mortgages, notes and other receivables, net        38,050            45,479
Land and residential inventory                    191,222           218,270
Property, plant and equipment, net                  4,124            17,657
Other assets, net                                  16,524            25,048
                                                 --------          --------

Total assets                                     $279,930          $332,825
                                                 ========          ========


        Liabilities and Stockholders' Equity
        ------------------------------------

Accounts payable and accrued liabilities         $ 14,696          $ 21,078
Customers' and other deposits                       4,259             6,091
Contributions in aid of construction                   --             4,530
Other liabilities                                  22,435            25,747
Notes, mortgages and capital leases               180,271           220,999
                                                 --------          --------
                                                  221,661           278,445
                                                 --------          --------
Stockholders' equity
  Common stock, $.10 par value; 15,665,000
    shares authorized; 9,777,058 and
    9,771,521 shares issued                           978               977
  Contributed capital                             120,150           120,115
  Accumulated deficit                             (58,026)          (61,887)
  Minimum pension liability adjustment             (4,825)           (4,825)
  Treasury stock, 84,458 shares in 1996,
    at cost                                            (8)               --
                                                 --------          --------

Total stockholders' equity                         58,269            54,380
                                                 --------          --------
Total liabilities and stockholders' equity       $279,930          $332,825
                                                 ========          ========


See accompanying notes to consolidated financial statements.

            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
              Three and Six Months Ended June 30, 1996 and 1995
                    (in thousands, except per share data)
                                 (unaudited)


                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------    -----------------
                                         1996      1995       1996       1995
                                         ----      ----       ----       ----
Revenues:
 Real estate sales:
  Homesite                             $ 9,627    $ 5,077    $24,225    $ 8,650
  Tract                                 30,204      4,544     35,949      6,762
  Residential                            6,451      2,368      9,321      4,480
                                       -------    -------    -------    -------
    Total real estate sales             46,282     11,989     69,495     19,892
 Other operating revenue                 1,149      1,407      2,282      3,961
 Interest income                         1,789      2,024      3,130      4,051
 Other income:
  Reorganization reserves                   --      2,853      1,267      3,453
  Other income                           2,509        296      7,329      3,296
                                       -------    -------    -------    -------
    Total revenues                      51,729     18,569     83,503     34,653
                                       -------    -------    -------    -------
Costs and expenses:
 Cost of real estate sales:
  Homesite                               7,494      3,528     18,413      6,049
  Tract                                 24,906      2,751     29,609      4,633
  Residential                            4,896      2,040      7,071      3,801
                                       -------    -------    -------    -------
    Total cost of real estate sales     37,296      8,319     55,093     14,483
 Selling expense                         3,272      1,722      5,824      3,707
 Other operating expense                   558        825      1,257      2,578
 Other real estate costs                 4,435      5,749      8,692     11,015
 General and administrative expense      2,256      2,797      5,386      5,369
 Depreciation                              223        328        472        622
 Cost of borrowing, net of
  amounts capitalized                    3,098      3,543      6,386      6,384
 Other expense                              95        239        302        239
                                       -------    -------    -------    -------
    Total costs and expenses            51,233     23,522     83,412     44,397
                                       -------    -------    -------    -------
Income (loss) before extraordinary
 item                                      496     (4,953)        91     (9,744)
Extraordinary gain on extinguishment
 of debt                                    --         --      3,770         --
                                       -------    -------    -------    -------
Net income (loss)                      $   496    $(4,953)   $ 3,861    $(9,744)
                                       =======    =======    =======    =======
Net income (loss) per common share     $   .05    $  (.51)   $   .40    $ (1.01)
                                       =======    =======    =======    =======
Weighted average common shares
 outstanding                             9,699      9,675      9,716      9,675
                                       =======    =======    =======    =======


See accompanying notes to consolidated financial statements.

            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
              Three and Six Months Ended June 30, 1996 and 1995
                          (in thousands of dollars)
                                 (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          -------------------
                                                          1996          1995
                                                          ----          ----
Cash flows from operating activities:
 Net income (loss)                                      $  3,861     $ (9,744)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                           2,605        3,206
   Gain from utility condemnations or sales               (5,684)          --
   Gain from sale of stock of wholly owned
    subsidiaries                                              --       (3,000)
   Extraordinary gain from extinguishment of debt         (3,770)          --
   Other income                                           (1,881)      (1,973)
   Reorganization items                                     (882)      (1,805)
   Land acquisitions                                      (7,903)      (7,000)
   Other net changes in assets and liabilities:
    Restricted cash                                        2,738        2,251
    Receivables                                           10,002        4,113
    Land and residential inventory                        37,295       (2,348)
    Other assets                                          (6,462)      (3,349)
    Accounts payable and accrued liabilities              (4,867)      (4,530)
    Customer deposits                                     (1,638)         560
    Other liabilities                                     (1,060)      (1,624)
    Other, net                                              (261)        (401)
                                                        --------     --------
     Net cash provided by (used in) operating
       activities                                         22,093      (25,644)
                                                        --------     --------
Cash flows from investing activities:
 Additions to property, plant and equipment, net            (167)      (1,231)
 Proceeds from sale of property, plant and
  equipment, net                                             773           --
 Proceeds from utility condemnations or sales             25,690           --
 Proceeds from sale of stock of wholly owned
  subsidiaries                                                --        2,701
                                                        --------     --------
     Net cash provided by investing activities            26,296        1,470
                                                        --------     --------
Cash flows from financing activities:
 Borrowings under credit agreements                       25,448       24,143
 Repayments under credit agreements                      (66,081)      (2,215)
 Principal payments on other liabilities                  (2,380)      (2,706)
                                                        --------     --------
     Net cash provided by (used in) financing
      activities                                         (43,013)      19,222
                                                        --------     --------
Increase (decrease) in cash and cash equivalents           5,376       (4,952)
Cash and cash equivalents at beginning of period           3,560       12,297
                                                        --------     --------
Cash and cash equivalents at end of period              $  8,936     $  7,345
                                                        ========     ========
Supplemental cash flow information:
 Interest payments, net of amounts capitalized          $  3,827     $  3,085
                                                        ========     ========
 Reorganization item payments                           $  2,861     $  3,870
                                                        ========     ========

See accompanying notes to consolidated financial statements.

            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 1996
                                 (unaudited)



(1) The June 30, 1996 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

(2) The net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive or not material during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $1,369,000 and $3,261,000 for the three and six-month periods ended June 30, 1996, respectively and $1,932,000 and $3,782,000 for the three and six-month periods ended June 30, 1995, respectively.

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

(5) The Company did not have Available Cash, as defined in the Company's loan agreements, at June 30, 1996, to require it to make any interest payments on the Cash Flow Notes for the payment period commencing January 1, 1996 and ending June 30, 1996. In addition, the Company did not have any Available Cash requiring it to make any interest payments for the twelve-month period ended December 31, 1995. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the six months ended June 30, 1996 and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(6) In March 1996, upon approval from the Company's board of directors, the Company issued 4,537 shares of its common stock to Gerald Agranoff, one of its non-employee directors, representing a $30,000 partial payment to assist management on a potential recapitalization of the Company and related stockholder issues. In February 1996, the Company received 75,730 shares of its common stock as a distribution from the disputed claims reserve in accordance with the Company's plan of reorganization. In June 1996, the Company received 8,728 shares of its common stock, $96,400

            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 1996
                                 (unaudited)



         principal amount of Mandatory Interest Notes and $103,800 principal amount of Cash Flow Notes from the disputed claims reserve account in settlement of a claim. The Company recorded the shares at par value because the shares were never issued to a third party. The debt corresponding to the notes was reduced and concurrently other bankruptcy reserves were increased for the principal amount of the notes.

(7) In March 1996, the City of Port St. Lucie agreed to pay the Company $18.75 million in settlement of litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie utility system. The Company recorded a gain of approximately $4.1 million in the first quarter of 1996 and the proceeds of approximately $18.75 million were received in April 1996. In April 1996, the Company, pursuant to a contractual obligation, applied $9.1 million of the proceeds to the Company's Secured Floating Rate Notes and used the remaining $9.6 million of proceeds to reduce the amount outstanding under its Working Capital Facility.

(8) In February 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000. Of the net proceeds of $4.2 million from this sale, approximately $1.2 million was received in March 1996 and the remaining $3.0 million was received in April 1996. Such proceeds were used to repay the Company's Secured Floating Rate Notes.

(9) In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the extinguishment of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes. These notes, held in the disputed claims reserve account, were in excess of the requirements necessary to satisfy the Company's obligations in accordance with the Company's plan of reorganization.

(10) In June 1996, the Company sold its Julington Creek Plantation project for $24 million as part of the Company's business plan to monetize certain assets to retire debt. The $24 million sales price consisted of $11.6 million for tract acreage, $5.6 million for subdivision homesites, $6.0 million for the Julington Creek utilities system and $773,000 for fixed assets. The sale resulted in a gross margin of approximately $1.8 million on the land assets and a gain of $865,000 on the utilities system. Approximately $7.1 million of the proceeds from the sale of the Julington Creek land assets were used to repay fully the Company's Working Capital Facility. Of the net proceeds of approximately $5.7 million from the sale of the utilities system, $3.0 million was placed in escrow and will be applied to the Company's Secured Floating Rate Notes and approximately $2.0 million was used to repay fully the Company's Utilities loan. The Company entered into a development management agreement with the purchaser to provide day-to-day management, development, marketing and sales coordination for the Julington Creek project. The Company is entitled to receive compensation of one percent of all gross revenues as defined in the agreement. The Company also entered into a management agreement to provide day-to-day operation, management and maintenance with respect to the Julington Creek utilities system.

(11) In April 1996, the Company acquired approximately 390 acres in southeast Orlando for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed through an acquisition loan secured by a mortgage on the property. This project, known as Hunter's Trace, is currently being permitted for approximately 900 homesites.

            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 1996
                                 (unaudited)



         Also in April 1996, the Company acquired an additional 240 acres as part of the Company's West Meadows project located in the northeastern part of the Tampa Bay area for approximately $2.1 million, of which $1.8 million was financed by the seller through a note secured by a mortgage on the property. The combined acreage in the West Meadows project of approximately 1,140 acres is currently being permitted for approximately 1,300 homesites. The financed amount of $1.8 million is a non-cash financing activity and therefore is not reflected in the accompanying statements of cash flows.

PART I.     -     FINANCIAL INFORMATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

CURRENT BUSINESS
- ----------------

        Atlantic Gulf Communities Corporation is a Florida-based real estate development and asset management company. The Company's primary lines of business are (1) acquisition, development and sale of new subdivision and scattered developed homesites, (2) sale of land tracts and (3) residential construction and sales. Additional lines of business which contribute to the Company's overall operations include (a) environmental consulting and testing services, (b) portfolio management of mortgages and contracts receivable and (c) real estate development management services.

        The Company acquires and develops real estate to: (i) enhance the value of certain properties, (ii) maintain a continuing inventory of marketable tracts and (iii) supply finished homesites to builders in Florida's fastest growing markets. The Company's acquisition and development activities are comprised of four primary functions: business development, planning, community development and residential construction. See Item 1. BUSINESS in the Company's 1995 Annual Report on Form 10-K for a more detailed description of the Company's current business.


BUSINESS PLAN
- -------------

        The Company's goal is to produce superior returns for stockholders by liquidating predecessor assets, retiring debt, reducing overhead, and becoming the leading supplier of finished homesites to unaffiliated homebuilders in Florida's fastest growing markets without the exposure entailed in carrying a substantial inventory of land. Predecessor assets are those real estate assets inherited by the Company from its predecessor company and consist of tracts and scattered homesites located in secondary markets throughout Florida and in one community in Tennessee.

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

        Consistent with the Company's plan to monetize predecessor assets, in April 1996 the Company entered into an agreement with Secured Capital Corporation, a real estate investment banking firm, to conduct a sealed bid portfolio offering of a substantial portion of the Company's predecessor real estate assets. The sealed bid portfolio offering was designed to monetize those assets that the Company determined did not fit the development criteria outlined in its business plan. Proceeds from the offering were intended to be used to pay corporate debt. On July 30, 1996, the Company received sealed bids from several potential investors corresponding to the bulk sale of predecessor assets in secondary markets. The prices, terms, and conditions of these bids were reviewed by the Company and none of the bids were accepted. However, the Company is continuing negotiations with certain persons who submitted bids and others who did not choose to participate in the bidding.

The Company is also actively marketing predecessor assets on a bulk sale basis as well as on an individual tract/lot basis through the Company's Atlantic Gulf Land Company. The Company currently has approximately $24.7 million in pending contracts and letters of intent on predecessor assets. There are no assurances that the above-mentioned negotiations, pending contracts and letters of intent will result in material sales or in material sales at prices which, in the aggregate, equal the Company's book value in the properties sold. See Item 1. BUSINESS in the Company's 1995 Annual Report on Form 10-K for additional information on the Company's business plan.

                            Results of Operations
                            ---------------------
          Comparison of the Six Months Ended June 30, 1996 and 1995
          ---------------------------------------------------------

        The Company's results of operations for the six months ended June 30, 1996 and 1995 are summarized by line of business, as follows:


             Combining Results of Operations by Line of Business
             ---------------------------------------------------

                        Six Months Ended June 30, 1996

                           (in thousands of dollars)

                                 (unaudited)

                                      Homesite     Tract    Residential       Other        Business     Administrative
                                       Sales       Sales       Sales       Operations     Development       & Other        Total
                                      --------     -----    -----------    ----------     -----------   --------------     -----

Revenues:
 Real estate sales                     $24,225    $35,949     $ 9,321        $              $              $              $69,495
 Other operating revenue                                                      2,282                                         2,282
 Interest income                                                              2,079                          1,051          3,130
 Other income:
  Reorganization reserves                                                                                    1,267          1,267
  Other income                                                                5,675                          1,654          7,329
                                       ------------------------------------------------------------------------------------------
Total revenues                          24,225     35,949       9,321        10,036                          3,972         83,503
                                       ------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of real estate sales              18,413     29,609       7,071                                                      55,093
 Selling expense                         2,881      2,037         906                                                       5,824
 Other operating expense                                                      1,257                                         1,257
 Other real estate costs:
  Property tax, net                                                              30                          2,902          2,932
  Other real estate overhead               935        864         533           623           1,587          1,218          5,760
 General and administrative                                                                                  5,386          5,386
 Depreciation                               18         45          14           188                            207            472
 Cost of borrowing, net                                                                                      6,386          6,386
 Other expense                             (11)                                                 313                           302
                                       ------------------------------------------------------------------------------------------
Total costs and expenses                22,236     32,555       8,524         2,098           1,900         16,099         83,412
                                       ------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary item                      1,989      3,394         797         7,938          (1,900)       (12,127)            91

Extraordinary gain on
 extinguishment of debt                                                                                      3,770          3,770
                                       ------------------------------------------------------------------------------------------
Net income (loss)                      $ 1,989    $ 3,394     $   797       $ 7,938         $(1,900)       $(8,357)      $  3,861
                                       ==========================================================================================

             Combining Results of Operations by Line of Business
             ---------------------------------------------------

                        Six Months Ended June 30, 1995

                          (in thousands of dollars)

                                 (unaudited)


                                      Homesite     Tract    Residential       Other        Business     Administrative
                                       Sales       Sales       Sales       Operations     Development       & Other        Total
                                      --------     -----    -----------    ----------     -----------   --------------     -----
Revenues:
 Real estate sales                     $8,650      $6,762     $4,480        $               $              $             $ 19,892
 Other operating revenue                                                      3,961                                         3,961
 Interest Income                                                              3,207                            844          4,051
 Other income:
  Reorganization reserves                                                                                    3,453          3,453
  Other income                            245                                 3,060                             (9)         3,296
                                       ------------------------------------------------------------------------------------------
Total revenues                          8,895       6,762      4,480         10,228                          4,288         34,653
                                       ------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of real estate sales              6,049       4,633      3,801                                                       14,483
 Selling expense                        1,618         854      1,229                              6                         3,707
 Other operating expense                                                      2,578                                         2,578
 Other real estate costs:
  Property tax, net                                                5             61                          4,097          4,163
  Other real estate overhead              820         452        680            529           3,388            983          6,852
 General and administrative                                                                                  5,369          5,369
 Depreciation                              11          27        120            238                            226            622
 Cost of borrowing, net                                                                                      6,384          6,384
 Other expense                                                                                  239                           239
                                       ------------------------------------------------------------------------------------------
Total costs and expenses                8,498       5,966      5,835          3,406           3,633         17,059         44,397
                                       ------------------------------------------------------------------------------------------
Net income (loss)                      $  397      $  796    $(1,355)       $ 6,822         $(3,633)      $(12,771)      $ (9,744)
                                       ==========================================================================================

        During the first six months of 1996, the Company generated net income of $3.9 million which was a $13.6 million improvement from the $9.7 million net loss incurred during the first six months of 1995. This improvement was primarily due to a significant increase in real estate sales, a $3.8 million extraordinary gain in the first quarter of 1996 resulting from the extinguishment of debt, an increase in other income and a decrease in other real estate costs. The increase in other income was principally attributable to a gain of approximately $4.1 million in the first quarter of 1996 on the settlement of the Port St. Lucie utility condemnation litigation.

        Homesite Sales
        --------------

        Net income from homesite sales improved $1.6 million during the first six months of 1996 compared to the first six months of 1995 primarily due to an increase in the number of homesites sold and an increase in the average sales price per homesite.

        Revenues from homesite sales increased $15.6 million in the first six months of 1996, a 180% increase from the first six months of 1995. The increase resulted from a 90% increase in the number of homesites sold and a 47% increase in the average sales price per homesite. The following table summarizes homesite activity for the six months ended June 30 (in thousands of dollars):

                                                  1996                                         1995
                                   ----------------------------------           -----------------------------------
                                     Number                 Average             Number                    Average
                                    of lots     Revenue   sales price           of lots     Revenue     sales price
                                   --------     -------   -----------           -------     -------     -----------
Subdivision homesite sales            542       $18,455      $34.0               215        $5,501         $25.6
Scattered homesite sales              730         5,770        7.9               455         3,149           6.9
                                    -----       -------      -----               ---        ------         -----
                                    1,272       $24,225      $19.0               670        $8,650         $12.9
                                    =====       =======      =====               ===        ======         =====

        The increase in subdivision homesite sales is primarily due to the closing in 1996 of 193 homesites for $8.1 million in Windsor Palms, a project located in southwest Broward County, Florida and to a $3.5 million increase in sales in Julington Creek Plantation due to the sale of the entire project in June 1996 which included 126 subdivision homesites for $5.6 million. In addition, there was an increase in closings in the Company's Lakeside Estates project in Orlando, Florida. The increase in the average sales price of subdivision homesite sales is primarily due to the homesite sales in Windsor Palms which yielded an average sales price of approximately $42,000 and in Julington Creek which yielded an average sales price of approximately $43,000 in 1996 compared to $34,000 in 1995.

        Scattered homesite sales increased in the first six months of 1996 compared to the first six months of 1995 due to increases in volume and the average sales price per homesite. These increases are principally due to an increase in sales in the Company's Cumberland Cove community in Tennessee and to bulk homesite sales in the secondary markets in Florida. During the remainder of 1996, the Company anticipates it will continue to supplement scattered homesite sales volume in the secondary markets through bulk sales and through the marketing activities of the Atlantic Gulf Land Company as part of its plan to accelerate the disposition of assets in secondary real estate markets in Florida.

        Other income of $245,000 in the first six months of 1995 represents the Company's 50% share of net profits from the Sanctuary Joint Venture which the Company accounts for under the equity method. The Sanctuary Joint Venture derives its profits from the sale of subdivision homesites located near Orlando, Florida.

        As of June 30, 1996, the Company had approximately 1,030 total homesites under contract for approximately $8.6 million which are anticipated to close in 1996. As of June 30, 1995, the Company had approximately 279 total homesites under contract totaling approximately $4.9 million.

        The homesite sales gross margin percentages were 24.0% in the first six months of 1996 compared to 30.1% in the first six months of 1995. The gross margin percentage in the first six months of 1995 reflects targeted gross margins of 25% to 30% for this line of business. The lower gross margin in the first six months of 1996 is primarily attributable to a decrease in gross margins in Julington Creek from 32.4% in 1995 to 24.4% in 1996 due to the bulk sale of this project in June 1996 and to the Windsor Palms sales which had a gross margin of 19%. Julington Creek was sold in bulk as part of the Company's business plan to monetize certain assets to generate cash to retire debt.
Gross margin represents the difference between the Company's real estate revenue and related cost of sales. There are no assurances that the targeted margins set forth herein will be achieved. The achievement of such targets is subject to a number of factors over which the Company has no control, including the continuation of current market conditions and interest rates, the timely receipt of required regulatory approvals and the absence of other adverse developments.

        Homesite selling expense increased primarily due to an increase in revenues. Homesite selling expense as a percentage of revenues decreased from 18.7% in the first six months of 1995 to 11.9% in the first six months of 1996, primarily due to the increased revenues over which to spread fixed costs and costs associated with the implementation in 1995 of scattered homesite retail sales programs, most particularly in the Cumberland Cove community in Tennessee, designed to supplement homesite sales activity.

        Other real estate overhead increased in 1996 primarily due to costs incurred to manage recently acquired subdivision homesite projects in Florida's primary real estate markets.

        Tract Sales
        -----------

        Net income from tract sales increased $2.6 million during the first six months of 1996 compared to the first six months of 1995 primarily due to an increase in revenues.

        Revenues from tract sales increased $29.2 million or 432% in the first six months of 1996 to $35.9 million in 1995 primarily due to several large sales during the period including the sale of the Company's Julington Creek Plantation project which included $11.6 million of tract acreage and a $9.0 million bulk sale of Summerchase, a project consisting of 320 acres in southwest Broward County. Tract sales acreages and corresponding revenues from such sales often vary significantly from quarter to quarter depending on the timing and size of individual sales. As of June 30, 1996, there were pending tract sales contracts totaling approximately $15 million which, subject to certain contingencies, are anticipated to close in 1996. Pending sales contracts increased to approximately $19 million as of July 31, 1996 primarily due to the addition of an anticipated sale in 1996 for $5.1 million of the remaining 1,200 acres of a parcel known as River Trace in Port St. Lucie. As of June 30, 1995, there were pending tract sales contracts totaling approximately $32.0 million. The amount of pending tract sales contracts decreased in 1996 compared to 1995 primarily due to a large tract sale in 1995 to the Southwest Florida Water Management District for approximately $14.2 million.

        Tract sales gross margins are summarized as follows for the six months ended June 30:

                                                                     1996                        1995
                                                            --------------------         -------------------
                                                            Targeted     Actual          Targeted    Actual
                                                             Margins     Margins          Margins    Margins
                                                            --------     -------         --------    -------
            Port LaBelle agricultural acreage                   5%          --            10%         2.8%

            Julington Creek bulk sale                          --          6.3%           --           --

            Other tract acreage                                20%        23.0%           35%        38.6%

        The Port LaBelle agricultural acreage gross margin in 1995 was generated from one tract sale of approximately 1,100 acres and is not considered to be representative of the gross margin anticipated for the remaining approximately 20,000 acres of agricultural property. The targeted gross margin is lower for Port LaBelle agricultural acreage because management has determined that the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted from a "retail" to a "wholesale" basis, which reduced the targeted gross margin for this property.

        The low gross margin in Julington Creek resulted from the bulk sale of this project in June 1996 as part of the Company's business plan to monetize certain assets to generate cash to retire debt.

        The actual gross margins in 1996 and 1995 for other tract acreage generally reflect the targeted gross margins. The targeted gross margins were reduced in 1996 primarily due to the plan approved in July 1995 to accelerate land sales in secondary real estate market locations.

        Tract sales selling expense increased in the first six months of 1996 compared to the first six months of 1995 primarily due to an increase in revenues. Tract sales selling expense as a percentage of revenues decreased from 12.6% in the first six months of 1995 to 5.7% in the first six months of 1996 primarily due to lower selling expenses associated with several large tract sales including the Summerchase and Julington Creek sales.

        Tract sales other real estate overhead increased in the first six months of 1996 compared to the first six months of 1995 primarily due to management and advertising costs associated with the efforts to accelerate the disposition of predecessor assets in secondary real estate markets.

        Residential Sales
        -----------------

        The net operating results from residential sales, which includes single family homes and condominiums, improved $2.2 million during the six months ended June 30, 1996 compared to the corresponding prior year period principally due to condominium revenues and profits from the Company's Regency Island Dunes condominium project and a decrease in fixed selling and overhead costs associated with single family homes as the Company is phasing out its single family homes sales operations.

        Residential sales are summarized as follows for the six months ended June 30 (in thousand of dollars):

                                                                                     1996           1995
                                                                                     ----           ----
                Condominium sales                                                   $6,541         $   --
                Single family home sales                                             2,780          4,480
                                                                                    ------         ------
                                                                                    $9,321         $4,480
                                                                                    ======         ======


        The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings.
The condominium revenues of $6.5 million during the first six months of 1996 consist of $2.0 million from the first building and $4.5 million from the second building. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units that were under contract in the first building as of December 31, 1995 based on a construction completion percentage of 97%. The condominium revenues of $2.0 million in the first building represent the incremental revenue earned upon the completion of 59 of these 61 units in the first six months of 1996 and the sale and closing of an additional five units in 1996. As of

June 30, 1996, 45 units were under contract in the second building representing a sales volume of $15.6 million, the building was 30% complete, and revenues of $4.5 million were recognized on the percentage of completion basis. Additional revenues and profits will be recorded as the construction progresses and more units are sold. The construction of the second building is expected to be substantially completed by the end of 1996.

        Single family home sales revenues decreased during the first six months of 1996 compared to the first six months of 1995 due to a decrease in closings from 48 in 1995 to 32 in 1996 and a decrease in the average selling price from $93,000 in 1995 to $87,000 in 1996. Closings decreased as the Company decided in mid-1995 to withdraw from the single family home business and is currently winding down this business. The decrease in the average selling price was due to the mix of product sold. As of June 30, 1996, the Company had two single family home residential units under contract totalling $168,000 which are expected to close during 1996.

        Residential sales gross margins are summarized as follows for the six months ended June 30:


                                                                                    1996           1995
                                                                                    ----           ----
                Condominiums                                                        29.7%            --
                Single family homes                                                 11.1%          15.2%


        The gross margin for condominiums was higher than the targeted gross margin of approximately 20% to 25% primarily due to adjustments resulting from the recording of the actual profits associated with 59 closings in the first six months of 1996 as compared to the estimated profits previously recorded in 1995.

        The single family home gross margins decreased in 1996 due to the mix of product sold and as a result of the Company winding down this line of business.

        Residential selling expense as a percentage of revenues decreased from 27.4% in the first six months of 1995 to 9.7% in the first six months of 1996 primarily due to a decrease in fixed selling costs as a result of the phasing-out of the single family home sales operations. Also impacting this percentage are advertising and other selling costs for the Regency Island Dunes condominium project which had no corresponding sales revenue in 1995.

        Other real estate overhead decreased in the first six months of 1996 compared to the first six months of 1995 primarily due to reduced single family home overhead resulting from the phase-out of this operation, partially offset by costs associated with the Regency Island Dunes condominium project.

        Other Operations
        ----------------

        Net income from other operations increased in the first six months of 1996 compared to the first six months of 1995 primarily due to an increase in other income, partially offset by a decrease in interest income.

        Other operating revenues and expenses decreased in the first six months of 1996 from the first six months of 1995 primarily due to the absence of revenues and expenses from Florida Home Finders Inc. (FHF), a wholly owned subsidiary sold on March 31, 1995 and Longwood Utilities, a wholly owned subsidiary sold in July 1995 and to a reduction in revenues and expenses from the Port LaBelle utility system sold in February 1996.

        Interest income decreased in the first six months of 1996 from the corresponding prior year period primarily due to adjustments associated with the Company's land mortgage receivable portfolio, including an adjustment of the unamortized interest rate valuation discount in December 1995, and to a lower average balance of contracts receivable during the periods under review.

        Other income of $5.7 million in the first six months of 1996 included a gain of approximately $4.1 million on the $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Also included in other income during the first six months of 1996 was a gain of $686,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million and a gain of $865,000 on the sale of the Company's Julington Creek utility system sold in June 1996 for $6.0 million. Other income of $3.1 million in the first six months of 1995 represented a gain on the sale of FHF, a property management and real estate brokerage company, in March 1995 for $3.5 million. The proceeds included a $3.0 million promissory note of which $2.3 million was received in June 1995. In October 1995, in connection with an allegedly illegal transfer by the new owners of FHF of certain escrowed funds, a receiver was appointed to manage FHF. Due to the uncertain collectibility of the remaining balance of the note receivable, the Company wrote-off the receivable in December 1995 thereby reducing the gain on the sale to approximately $2.4 million.

        Business Development
        --------------------

        Total business development expenditures decreased $1.7 million in the first six months of 1996 compared to the first six months of 1995 primarily due to a decrease in expenditures related to the Company's Ya Dong joint venture in China.

        Business development overhead decreased in the first six months of 1996 compared to the first six months of 1995 primarily due to a decrease in costs related to the Ya Dong joint venture. The Company incurred costs of $617,000 in 1996 compared to approximately $2.3 million in 1995. The Company does not anticipate making any additional material capital contributions to the Ya Dong joint venture in 1996.

        Other expenses of $313,000 in the first six months of 1996 and $239,000 in the first six months of 1995 represent the Company's 50% share of the net loss of the Ocean Grove joint venture which is a condominium project in Palm Beach County, Florida. The loss resulted from pre-sales advertising and other selling and overhead costs.

        Administrative & Other
        ---------------------

        The net loss from administrative & other activities decreased $4.4 million in the first six months of 1996 from the first six months of 1995 principally due to an extraordinary gain of $3.8 million in 1996 resulting from the extinguishment of debt.

        Other income included gains of $1.3 million in the first six months of 1996 and $3.5 million in the first six months of 1995 resulting from the resolution of reorganization items. This process is expected to continue during the remainder of the year with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded. Other income in 1996 also included a gain of approximately $1.0 million due to a reduction of the Company's environmental reserve and a gain of approximately $600,000 due to a reduction in the Company's land mortgages receivable valuation reserve.

        Property tax, net decreased in the first six months of 1996 compared to the first six months of 1995 primarily due to a reduction of land inventory not under development. This decrease in inventory corresponds to sales activity in the intervening period.

        Other real estate overhead increased in the first six months of 1996 compared to the corresponding prior year period primarily due to legal costs associated with supporting increased real estate sales activity.

        Cost of borrowing, net of capitalized interest remained at the same level during the first six months of 1996 compared to the same period in 1995 despite a lower average balance of the Company's Mandatory Interest Notes due to a decrease in corporate interest capitalized to land inventory corresponding to a decrease in land under development. During the six months ended June 30, 1996 and 1995, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."

        In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the extinguishment of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes. These notes, held in the disputed claims reserve account, were in excess of the requirements necessary to satisfy the Company's obligations in accordance with the Company's plan of reorganization.

         Comparison of the Three Months Ended June 30, 1996 and 1995
         -----------------------------------------------------------

         The comparison of the three months ended June 30, 1996 and 1995 should be read in conjunction with the comparison of the six months ended June 30, 1996 and 1995 for a more comprehensive discussion of the result of operations. The Company's results of operations for the three months ended June 30, 1996 and 1995 are summarized by line of business, as follows:

             Combining Results of Operations by Line of Business
             ---------------------------------------------------

                       Three Months Ended June 30, 1996

                          (in thousands of dollars)

                                (unaudited)


                                      Homesite     Tract    Residential       Other        Business     Administrative
                                       Sales       Sales       Sales       Operations     Development       & Other        Total
                                      --------     -----    -----------    ----------     -----------   --------------     -----
Revenues:
 Real estate sales                    $9,627      $30,204    $6,451         $               $             $              $46,282
 Other operating revenue                                                     1,149                                         1,149
 Interest income                                                             1,265                            524          1,789
 Other income:
  Reorganization reserves                                                                                                     --
  Other income                                                                 855                          1,654          2,509
                                      ------------------------------------------------------------------------------------------
Total revenues                         9,627       30,204     6,451          3,269                          2,178         51,729
                                      ------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of real estate sales             7,494       24,906     4,896                                                       37,296
 Selling expense                       1,496        1,394       382                                                        3,272
 Other operating expense                                                       558                                           558
 Other real estate costs:
  Property tax, net                                                             20                          1,473          1,493
  Other real estate overhead             385          369       111            372            1,003           702          2,942
 General and administrative                                                                                 2,256          2,256
 Depreciation                              9           27         2             81                            104            223
 Cost of borrowing, net                                                                                     3,098          3,098
 Other expense                           (23)                                                   118                           95
                                      ------------------------------------------------------------------------------------------
Total costs and expenses               9,361       26,696     5,391          1,031            1,121         7,633         51,233
                                      ------------------------------------------------------------------------------------------
Net income (loss)                     $  266      $ 3,508    $1,060         $2,238          $(1,121)      $(5,455)       $   496
                                      ==========================================================================================


             Combining Results of Operations by Line of Business
             ---------------------------------------------------

                       Three Months Ended June 30, 1995

                          (in thousands of dollars)

                                 (unaudited)



                                      Homesite     Tract    Residential       Other        Business     Administrative
                                       Sales       Sales       Sales       Operations     Development       & Other        Total
                                      --------     -----    -----------    ----------     -----------   --------------     -----
Revenues:
 Real estate sales                    $5,077       $4,544    $2,368         $               $             $              $11,989
 Other operating revenue                                                     1,407                                         1,407
 Interest income                                                             1,571                            453          2,024
 Other income:
  Reorganization reserves                                                                                   2,853          2,853
  Other income                           245                                    60                             (9)           296
                                      ------------------------------------------------------------------------------------------
Total revenues                         5,322        4,544     2,368          3,038                          3,297         18,569
                                      ------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of real estate sales             3,528        2,751     2,040                                                        8,319
 Selling expense                         870          555       542                            (245)                       1,722
 Other operating expense                                                       825                                           825
 Other real estate costs:
  Property tax, net                                               5             30                          2,089          2,124
  Other real estate overhead             430          216       358            257            1,996           368          3,625
 General and administrative                                                                                 2,797          2,797
 Depreciation                              4           25        62            128                            109            328
 Cost of borrowing, net                                                                                     3,543          3,543
 Other expense                                                                                  239                          239
                                      ------------------------------------------------------------------------------------------
Total costs and expenses               4,832        3,547     3,007          1,240            1,990         8,906         23,522
                                      ------------------------------------------------------------------------------------------
Net income (loss)                     $  490       $  997    $ (639)        $1,798          $(1,990)      $(5,609)       $(4,953)
                                      ==========================================================================================



        During the second quarter of 1996 the Company had net income of $496,000 which was a $5.5 million improvement from the $5.0 million net loss incurred during the second quarter of 1995. This improvement was primarily due to a significant increase in real estate sales and a decrease in other real estate costs.

        Homesite Sales
        --------------

        Net income from homesite sales decreased slightly in the second quarter of 1996 compared to the second quarter of 1995 despite an increase in revenues, primarily due to lower gross margin percentages in the second quarter of 1996.

        Revenues from homesite sales increased $4.6 million in the second quarter of 1996, a 90% increase from the second quarter of 1995. The increase resulted from a 69% increase in the number of homesites sold and a 12% increase in the average sales price per homesite. The following table summarizes homesite activity for the three months ended June 30 (in thousands of dollars):

                                                1996                                         1995
                                ------------------------------------       -----------------------------------
                                 Number                   Average          Number                   Average
                                 of lots     Revenue     sales price       of lots     Revenue     sales price
                                --------     -------     -----------       -------     -------     -----------
Subdivision homesite sales        158         $6,373       $40.3            136        $3,464         $25.5
Scattered homesite sales          445          3,254         7.3            220         1,613           7.3
                                  ---         ------       -----            ---        ------         -----
                                  603         $9,627       $16.0            356        $5,077         $14.3
                                  ===         ======       =====            ===        ======         =====

        The increase in subdivision homesite sales is primarily due to a $3.1 million increase in sales in Julington Creek Plantation due to the sale of the entire project in June 1996 which included 126 subdivision homesites for $5.6 million. The increase in the average sales price of subdivision homesite sales is primarily due to an increase in the average sales price in Julington Creek Plantation from approximately $32,600 in the second quarter of 1995 to $44,600 in the second quarter of 1996.

        Scattered homesite sales increased in the second quarter of 1996 compared to the second quarter of 1995 due to a 102% increase in the number of homesites sold. The increase in volume is primarily attributable to a significant increase in sales in the Company's Cumberland Cove community in Tennessee and to bulk homesite sales in the secondary markets in Florida.

        Other income of $245,000 in the second quarter of 1995 represents the Company's 50% share of net profits from the Sanctuary Joint Venture which the Company accounts for under the equity method. The Sanctuary Joint Venture derives its profits from the sale of subdivision homesites located near Orlando, Florida.

        The homesite sales gross margin percentages were 22.2% in the second quarter of 1996 compared to 30.5% in the second quarter of 1995. The gross margin percentage in the second quarter of 1995 reflects targeted gross margins of 25% to 30% for this line of business. The lower gross margin percentage in the second quarter of 1996 is primarily attributable to a decrease in gross margins in Julington Creek Plantation from 42.4% in the second quarter of 1995 to 19% in the second quarter of 1996 primarily due to the bulk sale of this project in June 1996.

        Homesite selling expense increased in the second quarter of 1996 compared to the second quarter of 1995 primarily due to an increase in revenues. Homesite selling expense as a percentage of revenues decreased from 17.1% in the second quarter of 1995 to 15.5% in the second quarter of 1996 primarily due to the increased revenues over which to spread fixed costs and costs associated with the implementation in 1995 of scattered homesite retail sales programs, most particularly in the Cumberland Cove community in Tennessee, designed to supplement homesite sales activity.

        Tract Sales
        -----------

        Net income from tract sales increased $2.5 million in the second quarter of 1996 compared to the second quarter of 1995 primarily due to an increase in revenues.

        Revenues from tract sales increased $25.7 million or 565% in the second quarter of 1996 to $30.2 million in 1995 primarily due to several large sales during the period including the sale of the Company's Julington Creek Plantation project which included $11.6 million of tract acreage and a $9.0 million bulk sale of Summerchase, a project consisting of 320 acres in southwest Broward County. Tract sales acreages and corresponding revenues from such sales often vary significantly from quarter to quarter depending on the timing and size of individual sales.

        Tract sales gross margins are summarized as follows for the three months ended June 30:



                                                                     1996                        1995
                                                            --------------------         --------------------
                                                            Targeted      Actual         Targeted     Actual
                                                             Margins     Margins          Margins     Margins
                                                            --------     -------         --------     -------
            Julington Creek bulk sale                          --          6.3%            --           --

            Other tract acreage                                20%        24.5%            35%        39.5%

        The lower gross margin in Julington Creek resulted from the bulk sale of this project in June 1996 as part of the Company's business plan to monetize certain assets to generate cash to retire debt.

        The actual gross margins in the second quarter of 1996 and the second quarter of 1995 for other tract acreage generally reflect the targeted gross margins. The targeted gross margins have been reduced primarily due to the plan approved in July 1995 to accelerate land sales in secondary real estate market locations.

        Tract sales other real estate overhead increased in the second quarter of 1996 compared to the second quarter of 1995 primarily due to management and advertising costs associated with the efforts to accelerate the disposition of land sales in secondary real estate markets.

        Residential Sales
        -----------------

        The net operating results from residential sales, which includes single family homes and condominiums, improved $1.7 million during the second quarter of 1996 compared to the corresponding prior year period. This increase corresponds to condominium revenues and profits from the Company's Regency Island Dunes condominium project and a decrease in fixed selling and overhead costs associated with single family homes as the Company is phasing out its single family homes sales operations.

        Residential sales are summarized as follows for the three months ended June 30 (in thousand of dollars):

                                                       1996            1995
                                                       ----            ----
                Condominium sales                      $5,631         $   --
                Single family home sales                  820          2,368
                                                       ------         ------
                                                       $6,451         $2,368
                                                       ======         ======

        The condominium revenues of $5.6 million during the second quarter of 1996 consist of $4.5 million from the second building and $1.1 million from the first building of the Regency Island Dunes condominium project consisting of two 72-unit buildings. As of June 30, 1996, 45 units were under contract in the second building representing a sales volume of $15.6 million, the building was 30% complete, and revenues of $4.5 million were recognized on the percentage of completion basis. Revenues of $1.1 million from the first building were generated primarily from the closing of three units in the second quarter of 1996 which were sold in 1996.

        Single family home sales revenues decreased in the second quarter of 1996 compared to the second quarter of 1995 due to a decrease in the number of closings from 30 closings in 1995 with an average selling price of $79,000 to 10 closings in 1996 with an average selling of price of $82,000. The number of closings decreased as the Company decided in mid-1995 to withdraw from the single family home business and is currently winding down this operation.

        Residential sales gross margins are summarized as follows for the three months ended June 30:

                                                                                    1996           1995
                                                                                    ----           ----
                Condominiums                                                        27.0%           -
                Single family homes                                                  4.4%         13.9%

        The gross margin for condominiums generally reflects the targeted gross margin of approximately 20% to 25% for this line of business.

        The single family home gross margins were lower due to the mix of product sold and to the winding down of this operation.

        Residential selling expense as a percentage of revenues decreased from 22.9% in the second quarter of 1995 to 5.9% in the second quarter of 1996 primarily due to a decrease in fixed selling costs associated with the phasing-out of the single family home sales operations. Also impacting this percentage are advertising and other selling costs for the Regency Island Dunes condominium project which had no corresponding sales revenue in 1995.

        Other real estate overhead decreased in the second quarter of 1996 compared to the second quarter of 1995 primarily due to reduced single family home overhead resulting from the phasing-out of this operation.

        Other Operations
        ----------------

        Net income from other operations increased in the second quarter of 1996 compared to the second quarter of 1995 primarily due to an increase in other income, partially offset by a decrease in interest income.

        Other operating revenues and expenses decreased in the second quarter of 1996 from the second quarter of 1995 primarily due to the absence of revenues and expenses from Longwood Utilities sold in July 1995 and the Port LaBelle utility system sold in February 1996.

        Interest income decreased in the second quarter of 1996 from the corresponding prior year period primarily due to adjustments associated with the Company's land mortgage receivable portfolio, including an adjustment of the unamortized interest rate valuation discount in December 1995, and to a lower average balance of contracts receivable during the periods under review.

        Other income in the second quarter of 1996 consisted primarily of a gain of $865,000 on the sale of the Company's Julington Creek utilities system sold in June 1996 for $6.0 million.

        Business Development
        --------------------

        Total business development expenditures decreased in the second quarter of 1996 compared to the first quarter of 1995 primarily due to a decrease in expenditures related to the Company's Ya Dong joint venture in China.

        Selling expenses of $251,000 incurred in the first quarter of 1995 associated with the Company's Ocean Grove condominium project were reclassified in the second quarter of 1995 as a result of converting this project into a joint venture in June 1995 and subsequently accounting for it under the equity method. The Company's share of these costs are included in other expenses.

        Business development overhead decreased in the second quarter of 1996 compared to the second quarter of 1995 primarily due to a decrease in costs related to the Ya Dong joint venture.

        Other expenses of $118,000 in the second quarter of 1996 and $239,000 in the second quarter of 1995 represent the Company's 50% share of the net loss of the Ocean Grove joint venture. The loss resulted from pre-sales advertising and other selling and overhead costs.

        Administrative & Other
        ---------------------

        Other income of $1.6 million in the second quarter of 1996 consisted of a gain of approximately $1.0 million due to a reduction of the Company's environmental reserve and a gain of approximately $600,000 due to a reduction in the Company's land mortgages receivable valuation reserve. Other income of $2.9 million in the second quarter of 1995 represented gains resulting from the resolution of reorganization items.

        Property tax, net decreased in the second quarter of 1996 compared to the second quarter of 1995 primarily due to a reduction of land inventory not under development. This decrease in inventory corresponds to sales activity in the intervening period.

        Other real estate overhead increased in the second quarter of 1996 compared to the same period in 1995 primarily due to legal costs associated with supporting increased real estate sales activity.

        General and administrative expenses decreased in the second quarter of 1996 compared to the second quarter of 1995 principally due to the capitalization in the second quarter of 1996 of financial advisory and due diligence costs associated with recapitalization efforts which were expensed in previous periods.

        Cost of borrowing, net of capitalized interest decreased in the second quarter of 1996 compared to the same period in 1995 primarily due to lower average balances of the Company's Working Capital Facility and Mandatory Interest Notes, partially offset by a decrease in corporate interest capitalized to land inventory due to a decrease in land under development. During the three months ended June 30, 1996 and 1995, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."


                        LIQUIDITY & CAPITAL RESOURCES
                        -----------------------------

        As of June 30, 1996, the Company's cash and cash equivalents totaled approximately $8.9 million. The Company also had restricted cash and cash equivalents of $8.7 million which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $5.4 million increase in cash and cash equivalents during the first six months of 1996, $22.1 million was provided by operating activities and $26.3 million was provided by investing activities, partially offset by $43.0 million used in financing activities.

        Cash provided by operating activities includes net cash generated through real estate sales and other operations partially offset by approximately (i) $7.1 million for interest payments, (ii) $5.6 million for a portion of the annual property tax payments, (iii) $16.2 million for construction and development expenditures and (iv) $7.9 million related to property acquisitions.

        Cash provided by investing activities consisted primarily of the proceeds from the Port St. Lucie utility condemnation settlement and from the sales of the Port LaBelle and Julington Creek utilities systems.

        Cash used in financing activities includes net repayments of $15.5 million on new project financings, net repayments of $9.7 million on the Working Capital Facility, $2.4 million in principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings and $13.4 million of principal payments on the Company's Secured Floating Rate Notes.

        The June 30, 1996 balances of the Secured Floating Rate Notes and Secured Cash Flow Notes were $37.8 million and $54.9 million, respectively.
The balance of the Secured Floating Rate Notes was reduced by $13.4 million in the first six months of 1996 utilizing approximately $9.1 million of proceeds from the settlement of the Port St. Lucie condemnation suit and approximately $4.2 million received from the sale of the Port LaBelle utility system. Of the $18.75 million of proceeds received pursuant to the settlement of the Port St. Lucie condemnation suit, the Company was committed to apply $9.1 million to the Secured Floating Rate Notes. The remaining $9.6 million of proceeds were used to reduce the amount outstanding under the Working Capital Facility. Pursuant to the Secured Note Agreements, the Company paid fees of approximately $454,000 in April 1996 and $375,000 in June 1996 to the Secured Floating Rate Note holders as the Secured Floating Rate Notes were not prepaid in full through those periods. The Company is required to pay $375,000 for each quarter thereafter during which such notes remain outstanding. In addition, the holders of the Secured Cash Flow Notes earn a fee of $375,000 if the Secured Floating Rate Notes have been paid in full but any Secured Cash Flow Notes remain outstanding payable on the last day of each calendar quarter. Such fees are payable each quarter thereafter until such notes have been fully repaid. With respect to the Secured Cash Flow Notes, such fees will be reduced by prepayments in part or in whole.

        The Company has a $20 million Working Capital Facility with Foothill Capital Corporation ("Foothill"). The maturity date of this Facility is November 30, 1996, although Foothill has issued a commitment, dated July 11, 1996, to extend this Facility to at least December 1, 1998, and to provide certain additional financing (the "Foothill Refinancing" - see discussion below). Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the highest of the variable interest rates, per annum, announced by Bank of America, N.T. & S.A., Mellon Bank, N.A. and Citibank, N.A., or any successor thereto, as its "prime rate" or "reference rate," plus two percentage points. As of June 30, 1996, $18.5 million of credit was available under the Working Capital Facility with a $1.5 million letter of credit outstanding under the Facility to be used as additional collateral for a $14.3 million construction loan on the second building of the Regency Island Dunes condominium project.

        The Company's material obligations for the third quarter of 1996 include approximately $4.7 million for semiannual interest on the Company's Secured Floating Rate Notes and Unsecured 12% Notes (collectively, the "Mandatory Interest Notes"), $694,000 for deferred property tax principal and interest, and $1.4 million for Section 365(j) lien principal and interest. The Mandatory Interest Notes mature on December 31, 1996. By that time, the Company must pay principal in the amount of $37.8 million for the Secured Floating Rate Notes and $41.7 million for the Unsecured 12% Notes, plus accrued interest with respect to each. The Company's 1996 business plan also contemplates full year expenditures for development, construction and other capital improvements estimated at approximately $35 million, of which a substantial portion will require funding through individual project development loans or joint venture arrangements. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan will be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

        Management believes it will obtain sufficient liquid capital resources to satisfy its obligations as more fully described hereafter. However, the Company does not currently have sufficient liquid capital resources to satisfy the $79.5 million of Mandatory Interest Notes maturing on December 31, 1996. The Company also has $54.9 million of Secured Cash Flow Notes and $41.6 million of Unsecured Cash Flow Notes maturing on December 31, 1998.

        Management believes that the Company, through a combination of sources, will be able to obtain sufficient liquidity and capital resources necessary to continue implementing its business plan and to satisfy or otherwise refinance its debt maturing on December 31 of 1996 and 1998. Management has developed a near-term plan to satisfy its debt maturing in 1996. This near-term plan anticipates the Company generating approximately $130 million of cash available for debt service in the second half of 1996 from several sources, including (i) the increased cash generated from ongoing core operations, including subdivision homesite and condominium sales; (ii) the accelerated disposition of non-core tract and scattered homesite assets through the efforts of the Company's in-house sales staff in cooperation with outside brokers, including non-traditional sales approaches such as portfolio sales or joint ventures;
(iii) the sale or financing of any mortgages or other receivables acquired through real estate sales; (iv) the potential sale of the Company's interest in one or more of the Company's primary market projects; and (v) the Foothill Refinancing, discussed below.

        With respect to the accelerated disposition of non-core real estate assets, the Company has made substantial progress over the last nine months through a combination of increased marketing efforts and increased willingness to accept terms such as purchase money mortgages. As discussed above (see "Business Plan"), the Company engaged Secured Capital Corporation to conduct a sealed bid portfolio offering of a substantial portion of the Company's predecessor assets. This portfolio offering was an integral part of the Company's near-term plan to satisfy the 1996 debt obligations. As noted previously, no bids were accepted with respect to this portfolio offering. Consequently, management is now pursuing alternative sources of funds to replace the anticipated revenues associated with the portfolio offering. Management actions include increased emphasis on internally generated cash by actively marketing predecessor assets on a bulk sale basis as well as on an individual tract/lot basis through the Company's Atlantic Gulf Land Company.
As of June 30, 1996, the Company had closed or under contract or letter of intent a combination of transactions which would generate, if consummated, in excess of $24.7 million cash and notes not directly associated with specific project financings. The transactions under contract are subject to a variety of customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation. There are no assurances that any particular transaction under contract or letter of intent will be consummated.

        With respect to the Foothill Refinancing, in July 1996, Foothill issued a commitment letter to (i) extend to December 1, 1998 the existing $20 million Working Capital Facility at prime plus two percent; (ii) loan $40 million as a term loan at 15% to mature June 30, 1998; and (iii) issue a stand-by commitment of up to $25 million at prime plus four percent to mature June 30, 1998. The stand-by facility may be activated any time prior to December 31, 1996 and will be a reducing revolving facility up to the amount activated. Both the term loan and stand-by facility will require principal repayments of one-third on June 30, 1997, December 31, 1997 and June 30, 1998. The unused portion of the commitment on the stand-by facility will be required to be reduced by one third on each respective principal repayment date. The Foothill Refinancing is expected to close in September 1996. The proceeds from the Working Capital Facility, the term loan, approximately $16.3 million currently held in cash collateral accounts, and cash generated from business operations, are expected to be used to fully repay the Secured Floating Rate Notes and purchase at a discount the Secured Cash Flow Notes. The Company and the holders of the Secured Cash Flow Notes have reached an understanding, subject to certain conditions and appropriate documentation, pursuant to which the holders will accept $40 million plus warrants to purchase up to 1,500,000 shares of the Company's common stock, in exchange for the $54.9 million par outstanding Secured Cash Flow Notes. The stand-by commitment is intended to be used primarily for repayment of a portion of the remaining $41.7 million Unsecured 12% Notes due December 31, 1996. The remaining balance of the Unsecured 12% Notes will be paid using a combination of the above-mentioned sources. Atlantic Gulf has paid approximately $1.1 million as commitment fees for the $85 million Foothill facility. A funding fee of one percent is due upon closing of the $40 million term loan and an activation fee of one and one-half percent is due upon activation of the stand-by facility. Consummation of the transactions contemplated by the Foothill commitment is subject to certain conditions, including the above discussed payment of the Secured Floating Rate Notes and the Secured
Cash Flow Notes.

        Management believes that the transactions noted above, the satisfaction of its 1996 debt obligations, and the refinancing of its secured debt, will strengthen its ability to obtain sufficient liquidity and capital resources necessary to continue to successfully implement its business plan. There is no assurance, however, that the Company's above discussed plan will generate net proceeds sufficient to satisfy the Company's 1996 debt obligations.

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

        Pursuant to the Company's debt agreements, the Company must apply any Available Cash (a) to payment of interest due on the Cash Flow Notes; (b) to payments of outstanding amounts under the Working Capital Facility; (c) to prepayments of principal on the Mandatory Interest Notes; and (d) to repayments of principal on the Cash Flow Notes. Under the Company's certificate of incorporation, after all reorganization debt has been repaid, the Company must pay mandatory dividends on its common stock in an amount equal to 25% of Available Cash.

        If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt and other reorganization payments, the Company did not have any Available Cash to enable it to make payments on the Cash Flow Notes through June 30, 1996. Accordingly, the Company did not accrue any interest on those notes during the six months ended June 30, 1996 and 1995. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having Available Cash in the foreseeable future.

PART II.  -      OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------

The Annual Meeting of Stockholders was held at the Wyndham Harbour
Island Hotel, 725 South Harbour Island Boulevard, Tampa, Florida on May 22,
1996.

The stockholders voted on the following matters as set forth in the proxy statement:

1. ELECTION OF DIRECTORS. The stockholders voted to elect three class 1 directors, Allen A. Blase, Raymond Ehrlich and W. D. Frederick, Jr., to three-year terms expiring at the annual meeting of stockholders in 1999. The voting tabulation for each nominee was as follows:

Allen A. Blase -- 5,530,739 votes in favor of election; 61,654 votes withheld.

Raymond Ehrlich -- 5,529,432 votes in favor of election; 62,961 votes withheld.

W. D. Frederick, Jr. -- 5,530,216 votes in favor of election; 62,177 votes withheld.

The Company has a staggered board. In addition to the three class 1 directors elected at the annual meeting of stockholders, the board has three class 2 directors whose terms expire at the annual meeting in 1997: James W. Apthorp, Chairman of the Board, Jerome J. Cohen and Lawrence B. Seidman; and three class 3 directors whose terms expire at the annual meeting in 1998:
Gerald N. Agranoff, J. Larry Rutherford and John W. Temple.

2.       REVERSE STOCK SPLIT AND SUBSEQUENT FORWARD SPLIT OF THE
COMPANY'S COMMON STOCK. The stockholders approved the proposal to amend the Company's restated certificate of incorporation (a) to effect, as determined by the Board in its discretion, either of two different reverse stock splits of the outstanding Common Stock as of the close of business on the effective date of the amendment (the "Effective Date"), pursuant to which either (i) each 100 shares then outstanding will be converted into one share (the "1-for-100 Reverse Split") , or (ii) each 200 shares then outstanding will be converted into one share (the "1-for-200 Reverse Split" and together with the 1-for-100 Reverse Split, the "Reverse Split" or "Reverse Splits") and (b) to effect a forward split of the Common Stock on the day following the effective date of the Reverse Split, pursuant to which each share of Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that each share represented immediately prior to the Effective Date ("Forward Split"). The voting tabulation was as follows: 5,278,506 votes in favor of the amendment; 115,209 votes against the amendment; and 39,407 abstentions.

3. 1996 NON-EMPLOYEE DIRECTORS STOCK PLAN. The stockholders approved the 1996 Non-Employee Directors Stock Plan. The voting tabulation was as follows: 5,125,783 votes in favor of the plan; 378,036 votes against the plan; and 52,991 abstentions. The 1996 plan provides that Non-Employee Directors will be paid, effective as of July 1, 1996, an annual fee of $25,000, payable in Common Stock quarterly, based on the closing price of the shares as of the end of each previous quarter, and an attendance fee of $3,000 payable in cash for each Board meeting attended, except if the Non-Employee Director participates by telephone, the attendance fee would be $1,000 for such meeting. Also, the chairman of the Board would receive an annual fee of $25,000, payable in Common Stock quarterly, and a monthly fee of $10,000 payable in cash. Also, effective July 1, 1996, no fees would be paid for attending Board committee meetings or for serving as a chairman of a Board committee. The aggregate number of shares subject to the 1996 Plan will not exceed 150,000 shares. This plan supersedes the previous compensation plan whereby Non-Employee Directors were paid an annual fee of $25,000, an annual fee of $2,000 for serving as a Board committee chairman, an attendance fee of $1,500 for each Board meeting, and an attendance fee of $800 for each Board committee meeting. Also, the Chairman of the Board was paid a monthly fee of $12,000. All of the above-mentioned fees under the former plan were paid in cash.

4.       AMENDMENT TO THE COMPANY'S BY-LAWS TO ELIMINATE THE
CLASSIFICATION OF THE BOARD. An insufficient number of stockholders voted to approve a stockholder proposal to repeal the staggered election of directors. Sixty percent of all outstanding shares of Common Stock were required to approve the proposal. If such proposal had been approved, after a transition period all directors of the Company would have been required to stand for re-election on an annual basis. The voting tabulation was as follows:
1,566,657 votes in favor of the amendment; 1,743,010 votes against the amendment; and 55,989 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits required by Item 601 of Regulation S-K

         (27)  Financial Data Schedule.

(b) Reports on Form 8-K

         None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ATLANTIC GULF COMMUNITIES CORPORATION




Date:  August 12, 1996                      /s/ Thomas W. Jeffrey
                                            ---------------------------------
                                            Thomas W. Jeffrey
                                            Executive Vice President
                                            and Chief Financial Officer






Date:  August 12, 1996                      /s/ Callis N. Carleton
                                            ---------------------------------
                                            Callis N. Carleton
                                            Vice President and Controller
                                            (Principal Accounting Officer)