Form 10-Q
period 1996-09-30
ATLANTIC GULF COMMUNITIES CORP
filed 1996-11-14
CIK 771934

                                                               PRELIMINARY DRAFT
                                                      NOVEMBER 13, 1996 (2:30PM)

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ----------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

Commission File Number:  1-8967

                     ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                   59-0720444
--------                                                   ----------
(State or other jurisdiction of                            (I.R.S. Employer Identification No.)
incorporation or organization)

2601 South Bayshore Drive
Miami, Florida                                             33133-5461
--------------                                             ----------
(Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number: (305) 859-4000
                                   ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        X    Yes        No
                                      -----       -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                        X    Yes        No
                                      -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

There are 9,710,679 shares of the Registrant's Common Stock outstanding as of November 12, 1996.

                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                          No.
                                                                                                          ---

 PART I.  -  FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995                1

                  Consolidated Statements of Operations for the Three and Nine Months Ended
                   September 30, 1996 and 1995                                                              2

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                   1996 and 1995                                                                            3

                  Notes to Consolidated Financial Statements                                                4


          Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                           7


 PART II.  -  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                                                         25


 SIGNATURES                                                                                                26


PART I.    -     FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS


             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995
                           (in thousands of dollars)

                                                                                    September 30,      December 31,
                                                                                         1996              1995
                                                                                         ----              ----
          Assets                                                                     (unaudited)
          ------
 Cash and cash equivalents                                                             $  2,120          $  3,560
 Restricted cash and cash equivalents                                                     5,269             8,461
 Contracts receivable, net                                                               10,490            14,350
 Mortgages, notes and other receivables, net                                             43,271            45,479
 Land and residential inventory                                                         191,096           218,270
 Property, plant and equipment, net                                                       4,212            17,657
 Other assets, net                                                                       19,248            25,048
                                                                                       --------          --------

 Total assets                                                                          $275,706          $332,825
                                                                                       ========          ========



          Liabilities and Stockholders' Equity
          ------------------------------------

 Accounts payable and accrued liabilities                                              $ 13,258          $ 21,078
 Customers' and other deposits                                                            4,251             6,091
 Contributions in aid of construction                                                         -             4,530
 Other liabilities                                                                       19,488            25,747
 Notes, mortgages and capital leases                                                    180,518           220,999
                                                                                       --------          --------

                                                                                        217,515           278,445
                                                                                       --------          --------
 Stockholders' equity
          Common stock, par value $.10 per share;
                  15,665,000 shares authorized; 9,777,058 and
                  9,771,521 shares issued                                                   978               977
          Contributed capital                                                           122,025           120,115
          Accumulated deficit                                                           (59,979)          (61,887)
          Minimum pension liability adjustment                                           (4,825)           (4,825)
          Treasury stock, 84,963 shares in 1996, at cost                                     (8)                -
                                                                                       --------          --------

 Total stockholders' equity                                                              58,191            54,380
                                                                                       --------          --------

 Total liabilities and stockholders' equity                                            $275,706          $332,825
                                                                                       ========          ========



         See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1996 and 1995
                     (in thousands, except per share data)
                                  (unaudited)


                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                 ------------------------       ----------------------

 Revenues:                                                         1996          1995            1996           1995
                                                                   ----          ----            ----           ----
     Real estate sales:

          Homesite                                              $  4,155      $  3,887        $  28,380       $  12,537

          Tract                                                    7,605         2,140           43,554           8,902

          Residential                                              4,704        16,578           14,025          21,058
                                                                --------      --------        ---------       ---------

       Total real estate sales                                    16,464        22,605           85,959          42,497

     Other operating revenue                                       1,281         1,536            3,563           5,497

      Interest income                                              1,027         1,737            4,157           5,788

     Other income:

       Reorganization reserves                                       129             -            1,396           3,453

       Other income                                                 (242)        2,684            7,087           5,980
                                                                --------      --------        ---------       ---------

          Total revenues                                          18,659        28,562          102,162          63,215
                                                                --------      --------        ---------       ---------


 Costs and expenses:

     Cost of real estate sales:

          Homesite                                                 3,053         2,614           21,466           8,663

          Tract                                                    6,171         1,649           35,780           6,282

          Residential                                              3,465        12,899           10,536          16,700
                                                                --------      --------        ---------      ----------


       Total cost of real estate sales                            12,689        17,162           67,782          31,645

     Selling expense                                               3,029         2,175            8,853           5,882

     Other operating expense                                         354           784            1,611           3,362

     Other real estate costs                                       5,878         5,350           14,570          16,365

     General and administrative expense                            2,906         2,731            8,292           8,100

     Depreciation                                                    186           317              658             939

     Cost of borrowing, net of amounts capitalized                 2,725         3,990            9,111          10,374


     Other expense                                                   100           722              402             961
                                                                --------      --------        ---------        --------

          Total costs and expenses                                27,867        33,231          111,279          77,628
                                                                --------      --------        ---------        --------


 Loss before extraordinary items                                  (9,208)       (4,669)          (9,117)        (14,413)

 Extraordinary gains on extinguishment of debt                     7,255             -           11,025               -
                                                                --------      --------        ---------        --------


 Net income (loss)                                              $ (1,953)     $ (4,669)       $   1,908        $(14,413)
                                                                ========      ========        =========        ========


 Net income (loss) per common share                             $   (.20)     $   (.48)        $    .20       $   (1.49)
                                                                ========      ========         ========       =========


 Weighted average common shares outstanding                        9,692         9,713            9,708           9,688
                                                                ========      ========         ========       =========



See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995
                           (in thousands of dollars)
                                  (unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                          ---------------------

                                                                                           1996            1995
                                                                                           ----            ----
 Cash flows from operating activities:
   Net income (loss)                                                                      $ 1,908       $(14,413)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Depreciation and amortization
       Gain from utility condemnations or sales                                             4,174          4,921
       Gain from sale of stock of wholly-owned subsidiaries                                (5,504)             -
       Extraordinary gains from extinguishment of debt                                          -         (3,260)
       Other income                                                                       (11,025)             -
       Reorganization items                                                                (1,841)        (1,820)
       Land acquisitions                                                                   (1,281)        (2,269)
       Other net changes in assets and liabilities:                                        (8,101)        (7,000)
          Restricted cash
          Receivables                                                                       3,192          2,411
          Land and residential inventory                                                    6,636         (2,427)
          Other assets                                                                     37,619          3,136
          Accounts payable and accrued liabilities                                         (9,130)        (4,398)
          Customers' and other deposits                                                    (6,259)        (4,655)
          Other liabilities                                                                (1,646)           791
          Other, net                                                                       (1,897)        (2,893)
             Net cash provided by (used in) operating activities                             (260)          (389)
                                                                                         --------       --------
                                                                                            6,585        (32,265)
                                                                                         --------       --------
 Cash flows from investing activities:
    Additions to property, plant and equipment, net                                          (198)        (1,485)
    Proceeds from sale of property, plant and equipment                                       773          1,042
    Proceeds from utility condemnations or sales                                           28,699              -
    Proceeds from sale of stock of wholly-owned subsidiaries                                    -          2,701
                                                                                         --------      ---------
             Net cash provided by investing activities                                     29,274          2,258
                                                                                         --------      ---------
 Cash flows from financing activities:
    Borrowings under credit agreements                                                    113,637         32,059
    Repayments under credit agreements                                                   (146,670)        (5,918)
    Principal payments on other liabilities                                                (4,266)        (5,710)
                                                                                         --------       --------
          Net cash provided by (used in) financing activities                             (37,299)        20,431
                                                                                          -------       --------
 Decrease in cash and cash equivalents                                                     (1,440)        (9,576)
 Cash and cash equivalents at beginning of period                                           3,560         12,297
                                                                                         --------       --------
 Cash and cash equivalents at end of period                                               $ 2,120       $  2,721
                                                                                          =======       ========
 Supplemental cash flow information:
     Interest payments, net of amounts capitalized                                        $ 8,513       $  7,760
                                                                                          =======       ========
     Reorganization item payments                                                         $ 4,919       $  6,706
                                                                                          =======       ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                  (unaudited)


1) The September 30, 1996 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

(2) The net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive or not material during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $1,527,000 and $4,788,000 for the three and nine-month periods ended September 30, 1996, respectively and $2,044,000 and $5,826,000 for the three and nine-month periods ended September 30, 1995, respectively.

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

(5) The Company has made an estimate of Available Cash, as defined in the Company's loan agreements, at December 31, 1996, and has determined, based on this estimate, that the Company will not have any Available Cash requiring it to make any portion of the interest payment on the Cash Flow Notes for the six-month period commencing on July 1, 1996 and ending December 31, 1996. In addition, the Company did not have any Available Cash requiring it to make any interest payments for the six-month period ended June 30, 1996 and the twelve-month period ended December 31, 1995. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the nine months ended September 30, 1996 and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


(6) In March 1996, upon approval from the Company's board of directors, the Company issued 4,537 shares of its common stock to Gerald Agranoff, one of its non-employee directors, representing a $30,000 partial payment to assist management in the Company's recapitalization efforts and related

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                  (unaudited)


      stockholder issues. In June 1996, the Company issued 1,000 shares of its common stock pursuant to the Company's Employee Stock Option Plan. In February 1996, the Company received 75,730 shares of its common stock and in August 1996, it received 505 shares as distributions from the disputed claims reserve in accordance with the Company's plan of reorganization. In June 1996, the Company received 8,728 shares of its common stock, $96,400 principal amount of Mandatory Interest Notes and $103,800 principal amount of Cash Flow Notes from the disputed claims reserve account in settlement of a claim. The Company recorded the shares at par value because the shares were never issued to a third party. The debt corresponding to the notes was reduced and concurrently other bankruptcy reserves were increased for the principal amount of the notes.

(7) On September 30, 1996, the Company closed on three credit facilities totalling $85 million with Foothill Capital Corporation ("Foothill"), including a two-year extension of the Company's existing $20 million Working Capital Facility to December 1, 1998. On September 30, 1996, the Company borrowed $66 million of the $85 million. Approximately $37.8 million of these proceeds was used to fully refinance the Company's Secured Floating Rate Notes and extend the maturity of these notes from December 31, 1996 to June 30, 1998. The Company used the remaining proceeds, along with cash on hand for a total of $40 million plus warrants to purchase up to 1,500,000 of the Company's common stock at $6.50 per share, to fully prepay at a discount its Secured Cash Flow Notes. As a result of the extinguishment of the Secured Cash Flow Notes, the Company recorded an extraordinary gain of approximately $7.2 million representing the difference between the book value of these notes of $49.1 million, consisting of a par value of $54.9 million less an unamortized discount of $5.8 million, and the consideration given of $41.9 million, consisting of cash of $40.0 million and the estimated fair market value of the warrants of $1.9 million.

(8) In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the extinguishment of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes. These notes, held in the disputed claims reserve account, were in excess of the requirements necessary to satisfy the Company's obligations in accordance with the Company's plan of reorganization.

(9) In March 1996, the City of Port St. Lucie agreed to pay the Company $18.75 million in settlement of litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie utility system. The Company recorded a gain of approximately $4.1 million in the first quarter of 1996 and the proceeds of approximately $18.75 million were received in April 1996. In April 1996, the Company, pursuant to a contractual obligation, applied $9.1 million of the proceeds to the Company's Secured Floating Rate Notes and used the remaining $9.6 million of proceeds to reduce the amount outstanding under its Working Capital Facility.

(10) In February 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000. Of the net proceeds of $4.2 million from this sale, approximately $1.2 million was received in March 1996 and the remaining $3.0 million was received in April 1996. Such proceeds were used to repay the Company's Secured Floating Rate Notes.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                  (unaudited)


   (11) In June 1996, the Company sold its Julington Creek Plantation project for $24 million as part of the Company's business plan to monetize certain assets to retire debt. The $24 million sales price consisted of $11.6 million for tract acreage, $5.6 million for subdivision homesites, $6.0 million for the Julington Creek utilities system and $773,000 for fixed assets. The sale resulted in a gross margin of approximately $1.8 million on the land assets and a gain of $696,000 on the utilities system. Approximately $7.1 million of the proceeds from the sale of the Julington Creek land assets were used to repay the Company's Working Capital Facility.
           Of the net proceeds of approximately $5.7 million from the sale of the utilities system, approximately $2.0 million was used to repay fully the Company's Utilities loan and $3.0 million was placed in escrow and was applied to the Company's Secured Floating Rate Notes on September 30, 1996. The Company entered into a development management agreement with the purchaser to provide day-to-day management, development, marketing and sales coordination for the Julington Creek project. The Company is entitled to receive compensation of one percent of all gross revenues as defined in the agreement. The Company also entered into a management agreement to provide day-to-day operation, management and maintenance with respect to the Julington Creek utilities system.

   (12) In April 1996, the Company acquired approximately 390 acres in southeast Orlando for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed through an acquisition loan secured by a mortgage on the property. This project, known as Falcon Trace, is currently being permitted for approximately 900 homesites.

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

The Company is also actively marketing predecessor assets on a bulk sale basis as well as on an individual tract/lot basis through the Company's Atlantic Gulf Land Company. The Company currently has approximately $39.3 million in pending contracts and letters of intent on predecessor assets. There are no assurances that the above-mentioned negotiations, pending contracts and letters of intent will result in material sales or in material sales at prices which, in the aggregate, equal the Company's book value in the properties sold. See
Item 1. Business in the Company's 1995 Annual Report on Form 10-K for additional information on the Company's business plan.

                             Results of Operations
        Comparison of the Nine Months Ended September 30, 1996 and 1995

      The Company's results of operations for the nine months ended September 30, 1996 and 1995 are summarized by line of business, as follows:

              Combining Results of Operations by Line of Business

                      Nine Months Ended September 30, 1996

                           (in thousands of dollars)

                                  (unaudited)


                                Homesite       Tract      Residential       Other          Business      Administrative
                                 Sales         Sales         Sales       Operations       Development       & Other         Total
                                 -----         -----         -----       ----------       -----------      --------         -----
Revenues:
  Real estate sales            $28,380      $43,554         $14,025     $              $             $                    $ 85,959

  Other operating revenue                                                   3,563                                            3,563
  Interest income                                                           2,765                             1,392          4,157

  Other income:
   Reorganization reserves                                                                                    1,396          1,396

   Other income                                                             5,504                             1,583          7,087
                               ---------------------------------------------------------------------------------------------------

Total revenues                  28,380       43,554          14,025        11,832                             4,371        102,162
                               ---------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of real estate sales     21,466       35,780          10,536                                                         67,782
  Selling expense                4,379        3,382           1,092                                                          8,853
  Other operating expense                                                   1,611                                            1,611

  Other real estate costs:

    Property tax, net                                                                                         4,405          4,405

    Other real estate            1,280        2,703             629           865            2,958            1,730         10,165

  General and administrative                                                                                  8,292          8,292

  Depreciation                      13           69              18           228                               330            658

  Cost of borrowing, net                                                                                      9,111          9,111

  Other expense                     (6)                                                        408                             402
                               ---------------------------------------------------------------------------------------------------

Total costs and expenses        27,132       41,934          12,275         2,704            3,366           23,868        111,279
                               ---------------------------------------------------------------------------------------------------

Income (loss) before
 extraordinary items             1,248        1,620           1,750         9,128           (3,366)         (19,497)        (9,117)

Extraordinary gains on
 extinguishment of debt                                                                                      11,025         11,025
                               ---------------------------------------------------------------------------------------------------

Net income (loss)              $ 1,248      $ 1,620        $  1,750     $   9,128        $  (3,366)       $  (8,472)      $  1,908
                               ===================================================================================================

              Combining Results of Operations by Line of Business

                      Nine Months Ended September 30, 1995

                           (in thousands of dollars)

                                  (unaudited)


                                  Homesite      Tract     Residential       Other          Business      Administrative
                                    Sales       Sales       Sales        Operations       Development       & Other         Total
                                    -----       -----       -----        ----------       -----------      --------         -----

Revenues:

  Real estate sales               $12,537      $8,902       $21,058     $              $              $                   $ 42,497

  Other operating revenue                                                   5,497                                            5,497

  Interest Income                                                           4,502                             1,286          5,788

  Other income:

   Reorganization reserves                                                                                    3,453          3,453

   Other income                       627                                   3,520                             1,833          5,980
                                  ------------------------------------------------------------------------------------------------

Total revenues                     13,164       8,902        21,058        13,519                             6,572         63,215
                                  ------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of real estate sales         8,663       6,282        16,700                                                         31,645

  Selling expense                   2,851       1,227         1,797                              7                           5,882

  Other operating expense                                                   3,362                                            3,362

  Other real estate costs:

    Property tax, net                                             8            92                             5,429          5,529

    Other real estate               1,508         833         1,048           831            4,771            1,845         10,836

  General and administrative                                                                                  8,100          8,100

  Depreciation                         19          58           163           363                               336            939

  Cost of borrowing, net                                                                                     10,374         10,374

  Other expense                                                                                267              694            961
                                  ------------------------------------------------------------------------------------------------

Total costs and expenses           13,041       8,400        19,716         4,648            5,045           26,778         77,628
                                  ------------------------------------------------------------------------------------------------

Net income (loss)                 $   123   $     502   $     1,342   $     8,871      $    (5,045)    $    (20,206)      $(14,413)
                                  ================================================================================================





      During the first nine months of 1996, the Company generated net income of $1.9 million which was a $16.3 million improvement from the $14.4 million net loss incurred during the first nine months of 1995. This improvement was primarily due to a significant increase in real estate sales and to extraordinary gains of approximately $11.0 million in 1996 resulting from the extinguishment of debt.

      Homesite Sales

      Net income from homesite sales improved $1.1 million during the first nine months of 1996 compared to the first nine months of 1995 primarily due to an increase in the number of homesites sold and an increase in the average sales price per homesite.

      Revenues from homesite sales increased $15.8 million in the first nine months of 1996, a 126% increase from the first nine months of 1995. The increase resulted from a 78% increase in the number of homesites sold and a 27% increase in the average sales price per homesite. The following table summarizes homesite activity for the nine months ended September 30 (in thousands of dollars):

                                              1996                                         1995
                               ------------------------------------        -------------------------------------
                                 Number                 Average             Number                    Average
                                of lots     Revenue   sales price           of lots     Revenue     sales price
                                -------     -------   -----------           -------     -------     -----------

Subdivision homesite sales         600       $19,643     $32.7                278        $ 7,173       $25.8
Scattered homesite sales         1,088         8,737       8.0                671          5,364         8.0
                                 -----      --------    ------                ---       --------       -----
                                 1,688       $28,380     $16.8                949        $12,537       $13.2
                                 =====       =======     =====                ===        =======       =====

      The increase in subdivision homesite sales is primarily due to closings in 1996 of 193 homesites for $8.1 million in Windsor Palms, a project located in southwest Broward County, Florida and to a $2.5 million increase in sales in Julington Creek Plantation due to the sale of the entire project in June 1996 which included 126 subdivision homesites for $5.6 million. In addition, there was an increase in closings in the Company's Lakeside Estates project in Orlando, Florida. The increase in the average sales price of subdivision homesite sales is primarily due to the homesite sales in Windsor Palms which yielded an average sales price of approximately $42,000 and in Julington Creek which yielded an average sales price of approximately $43,000 in 1996 compared to $34,600 in 1995.

      Scattered homesite sales increased in the first nine months of 1996 compared to the first nine months of 1995 due to a 62% increase in the number of homesites sold. The increase in volume is principally due to an increase in sales in the Company's Cumberland Cove community in Tennessee and to bulk homesite sales in the secondary markets in Florida. During the remainder of 1996, the Company anticipates it will continue to supplement scattered homesite sales volume in the secondary markets through bulk homesite sales and through the marketing activities of the Atlantic Gulf Land Company as part of its plan to accelerate the disposition of assets in secondary real estate markets in Florida.

      Other income of $627,000 during the first nine months of 1995 represented the Company's 50% share of net profits from the Sanctuary Joint Venture which the Company accounted for under the equity method until August 1996, at which time the Company purchased its partner's interest in the joint venture. The Sanctuary Joint Venture derived its profits from the sale of subdivision homesites located near Orlando, Florida. There were no sales in this project during the first nine months of 1996, however, the Company anticipates that approximately 150 of the remaining 170 homesites will be sold in the fourth quarter of 1996.

      As of September 30, 1996, the Company had approximately 2,279 total homesites under contract for approximately $14.4 million which are anticipated to close in 1996. As of September 30, 1995, the Company had approximately 235 total homesites under contract totaling approximately $4.0 million.

      The homesite sales gross margin percentages were 24.4% in the first nine months of 1996 compared to 30.9% in the first nine months of 1995 which generally reflect the targeted gross margins of 25% to 30% for this line of business. The decrease in the gross margin during the first nine months of 1996 compared to the same prior year period is primarily attributable to the Windsor Palms sales which had a gross margin of 19%, a decrease in gross margins in Julington Creek from 32.3% in 1995 to 24.4% in 1996 due to the bulk sale of this project in June 1996 and to a decrease in the gross margins on bulk homesite sales. Julington Creek was sold in bulk as part of the Company's business plan to monetize certain assets to generate cash to retire debt. The bulk homesite gross margins in 1996 have been reduced as part of the Company's plan to accelerate land sales in secondary real estate market locations. Gross margin represents the difference between the Company's real estate revenue and related cost of sales. There are no assurances that the targeted margins set forth herein will be achieved. The achievement of such targets is subject to a number of factors over which the Company has no control, including the continuation of current market conditions and interest rates, the timely receipt of required regulatory approvals and the absence of other adverse developments.

      Homesite selling expense increased primarily due to an increase in revenues. Homesite selling expense as a percentage of revenues decreased from 22.7% in the first nine months of 1995 to 15.4% in the first nine months of 1996, primarily due to the increased revenues over which to spread fixed costs and costs associated with the implementation in 1995 of scattered homesite retail sales programs, most particularly in the Cumberland Cove community in Tennessee, designed to supplement homesite sales activity.

      Homesite sales other real estate overhead decreased in 1996 primarily due to a $180,000 severance charge in the third quarter of 1995.

      Tract Sales

      Net income from tract sales increased $1.1 million during the first nine months of 1996 compared to the first nine months of 1995 primarily due to an increase in revenues.

      Revenues from tract sales of $43.6 million in the first nine months of 1996 represented an increase of $34.7 million or 389% compared to the first nine months of 1995. The increase is primarily due to several large sales during 1996 including the sale of the Company's Julington Creek Plantation project which included $11.6 million of tract acreage and a $9.0 million bulk sale of Summerchase, a project consisting of 320 acres in southwest Broward County. Tract sales acreages and corresponding revenues from such sales often vary significantly from quarter to quarter depending on the timing and size of individual sales. As of September 30, 1996, there were pending tract sales contracts totaling approximately $29.6 million which, subject to certain contingencies, are anticipated to close in 1996. As of September 30, 1995, there were pending tract sales contracts totaling approximately $29.0 million.

      Tract sales gross margins are summarized as follows for the nine months ended September 30:

                                                             1996                        1995
                                                    -----------------------    -----------------------
                                                     Targeted     Actual        Targeted     Actual
                                                     Margins     Margins         Margins     Margins
                                                     -------     -------         -------     -------
    Port LaBelle agricultural acreage                   5%           -              5%         2.8%

    Julington Creek bulk sale                           -           6.3%             -           -

    Other tract acreage                                20%         22.0%           35%        34.2%

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

      Tract sales selling expense increased in the first nine months of 1996 compared to the first nine months of 1995 primarily due to an increase in revenues. Tract sales selling expense as a percentage of revenues decreased from 13.8% in the first nine months of 1995 to 7.8% in the first nine months of 1996 primarily due to the increased revenues over which to spread fixed costs and to lower selling expenses associated with several large tract sales, most notably, the Summerchase sale.

      Tract sales other real estate overhead increased in the first nine months of 1996 compared to the first nine months of 1995 primarily due to management and advertising costs associated with the efforts to accelerate the disposition of predecessor assets in secondary real estate markets.

      Residential Sales

      Net income from residential sales, which includes single family homes and condominiums, improved $408,000 during the nine months ended September 30, 1996 compared to the corresponding prior year period. Net income increased, despite a decrease in revenues, principally due to a higher gross margin percentage on the condominium revenues from the Company's Regency Island Dunes condominium project and a decrease in fixed selling and overhead costs associated with single family homes as the Company is phasing out its single family homes sales operations.

      Residential sales are summarized as follows for the nine months ended September 30 (in thousands of dollars):

                                                                   1996           1995
                                                                   ----           ----
Condominium sales - Regency Island Dunes:                       $    2,014     $   14,156
    First Building                                                   8,941             --
                                                                ----------     ----------
    Second Building                                                 10,955         14,156
Total condominium sales                                              3,070          6,902
                                                                ----------     ----------
Single family home sales                                        $   14,025     $   21,058
                                                                ==========     ==========


      The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. As of September 30, 1995, 61 units were under contract in the first building representing a sales volume of $19.5 million, the building was 74% complete, and revenues of $14.2 million were recognized on the percentage of completion basis. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units that were under contract in the first building as of December 31, 1995 based on a construction completion percentage of 97%. The condominium revenues of $2.0 million in the first building represent the incremental revenue earned upon the completion of 59 of these 61 units in the first nine months of 1996 and the sale and closing of an additional five units in 1996. As of September 30, 1996, 49 units were under contract in the second building representing a sales volume of $16.8 million, the building was 55% complete, and revenues of $8.9 million were recognized on the percentage of completion basis. Additional revenues and profits will be recorded as the construction progresses and more units are sold. The Company anticipates that construction of the second building will be approximately 80% complete by the end of 1996 and expects to have approximately 56 units under contract which should generate approximately $15.0 million of revenue from the second building for the full year of 1996.

      Single family home sales revenues decreased during the first nine months of 1996 compared to the first nine months of 1995 due to a decrease in closings from 79 in 1995 to 35 in 1996. Closings decreased because the Company decided in mid-1995 to withdraw from the single family home business and is currently winding down this business. The Company has only three single family home residential units in inventory, none of which were under contract as of September 30, 1996.

      Residential sales gross margins are summarized as follows for the nine months ended September 30:

                                       1996           1995
                                       ----           ----
Condominiums                           28.9%         24.0%
Single family homes                    10.6%         13.9%

      The gross margin for condominiums in 1996 was higher than the targeted gross margin of approximately 20% to 25% primarily due to adjustments resulting from the recording of the actual profits associated with 59 closings in the first nine months of 1996 as compared to the estimated profits previously recorded in 1995. In addition, the gross margin for the second building of 27.4% is higher than the targeted gross margin due to lower than anticipated construction costs.

      The single family home gross margins decreased in 1996 due to the mix of product sold and as a result of the Company winding down this line of business.

      Residential selling expense decreased in the first nine months of 1996 from the first nine months of 1995 primarily due to a decrease in revenues.

      Residential sales other real estate overhead decreased in the first nine months of 1996 compared to the first nine months of 1995 primarily due to reduced single family home overhead resulting from the phase-out of this operation.

      Other Operations

      Net income from other operations increased slightly in the first nine months of 1996 compared to the first nine months of 1995 due to an increase in other income, partially offset by a decrease in interest income.

      Other operating revenues and expenses decreased in the first nine months of 1996 from the first nine months of 1995 primarily due to the absence of revenues and expenses from Florida Home Finders Inc. (FHF), a wholly-owned subsidiary providing property management and real estate brokerage services, sold on March 31, 1995 and Longwood Utilities, Inc. ("Longwood"), a wholly owned subsidiary sold in July 1995 and to a reduction in revenues and expenses from the Port LaBelle utility system sold in February 1996 and the Julington Creek utility system sold in June 1996.

      Interest income decreased in the first nine months of 1996 from the corresponding prior year period primarily due to adjustments associated with the Company's land mortgage receivable portfolio, including an adjustment of the unamortized interest rate valuation discount in December 1995, and to a lower average balance of contracts receivable during the periods under review.

      Other income of $5.5 million in the first nine months of 1996 included a gain of approximately $4.1 million on the $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Also included in other income during the first nine months of 1996 was a gain of $686,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million and a gain of $696,000 on the sale of the Company's Julington Creek utility system sold in June 1996 for $6.0 million. Other income of $3.5 million in the first nine months of 1995 consisted primarily of a $3.3 million gain on the sale of FHF in March 1995 for $3.5 million. The proceeds included a $3.0 million promissory note of which $2.3 million was received in June 1995. In October 1995, in connection with an allegedly illegal transfer by the new owners of FHF of certain escrowed funds, a receiver was appointed to manage FHF. Due to the uncertain collectibility of the remaining balance of the note receivable, the Company wrote-off the receivable in December 1995 thereby reducing the gain on the sale to approximately $2.4 million. Also included in other income in the first nine months of 1995 was a $219,000 gain on the sale of Longwood which was sold in July 1995 for $850,000.

      Business Development

      Total business development expenditures decreased $1.7 million in the first nine months of 1996 compared to the first nine months of 1995 primarily due to a decrease in expenditures related to the Company's Ya Dong joint venture in China.

      Business development overhead decreased in the first nine months of 1996 compared to the first nine months of 1995 primarily due to the decrease in costs related to the Ya Dong joint venture. The Company incurred costs of $940,000 in 1996 compared to approximately $2.9 million in 1995. The Company does not anticipate making any additional material capital contributions to the Ya Dong joint venture in 1996. The remaining business development expenditures consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

         Other expenses of $408,000 in the first nine months of 1996 and $267,000 in the first nine months of 1995 represent the Company's 50% share of the net loss of the Ocean Grove joint venture which is a condominium project in Palm Beach County, Florida. The loss resulted from pre-sales advertising and other selling and overhead costs.

      Administrative & Other

      The net loss from administrative & other activities decreased $11.7 million in the first nine months of 1996 from the first nine months of 1995 principally due to extraordinary gains totalling $11.0 million in 1996 resulting from the extinguishment of debt.

      Other income included gains of $1.4 million in the first nine months of 1996 and $3.5 million in the first nine months of 1995 resulting from the resolution of reorganization items. This process is expected to continue during the remainder of the year with adjustments to be recorded when the final disposition of various claims and other liabilities is concluded. Other income in 1996 also included a gain of approximately $1.0 million due to a reduction of the Company's environmental reserve and a gain of approximately $600,000 due to a reduction in the Company's land mortgages receivable valuation reserve. Other income in 1995 also included a $2.0 million gain on proceeds of $4.0 million associated with the assignment of rights of one of the Company's mortgage receivables.

      Property tax, net decreased in the first nine months of 1996 compared to the first nine months of 1995 primarily due to a reduction of land inventory not under development. This decrease in inventory corresponds to sales activity in the intervening period.

      Other real estate overhead decreased in the first nine months of 1996 compared to the corresponding prior year period primarily due to a severance charge of approximately $265,000 in 1995.

      General and administrative expenses increased slightly in the first nine months of 1996 compared to the first nine months of 1995, despite a severance charge of approximately $310,000 in 1995, principally due to financial advisory and due diligence costs associated with the Company's recapitalization efforts.

      Cost of borrowing, net of capitalized interest decreased during the first nine months of 1996 compared to the same period in 1995 primarily due to lower average balances of the Company's Mandatory Interest Notes and Working Capital Facility and to a decrease in interest rates, partially offset by a decrease in interest capitalized to land inventory corresponding to a decrease in land under development. During the nine months ended September 30, 1996 and 1995, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "Liquidity and Capital Resources."

      The $694,000 of other expense in 1995 was the result of a valuation reserve provided in the third quarter of 1995 associated with the Company's residential mortgages receivable portfolio which was sold in October 1995.

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

       In September 1996, the Company fully prepaid at a discount its Secured Cash Flow Notes for $40.0 million in cash plus warrants to purchase up to 1,500,000 of the Company's common stock at $6.50 per share. As a result of the extinguishment of the Secured Cash Flow Notes, the Company recorded an extraordinary gain of approximately $7.2 million representing the difference between the book value of these notes of $49.1 million, consisting of a par value of $54.9 million less an unamortized discount of $5.8 million, and the consideration given of $41.9 million, consisting of cash of $40.0 million and the estimated fair market value of the warrants of $1.9 million.

        Comparison of the Three Months Ended September 30, 1996 and 1995

      The comparison of the three months ended September 30, 1996 and 1995 should be read in conjunction with the comparison of the nine months ended September 30, 1996 and 1995 for a more comprehensive discussion of the result of operations. The Company's results of operations for the three months ended September 30, 1996 and 1995 are summarized by line of business, as follows:

              Combining Results of Operations by Line of Business

                     Three Months Ended September 30, 1996

                           (in thousands of dollars)
                                  (unaudited)

                                   Homesite   Tract      Residential      Other        Business    Administrative
                                    Sales     Sales        Sales        Operations   Development      & Other             Total
                                    -----     -----         -----       ----------   -----------     --------             -----
Revenues:
  Real estate sales               $  4,155   $  7,605     $  4,704     $            $            $                      $ 16,464

  Other operating revenue                                                 1,281                                            1,281

  Interest income                                                           686                       341                  1,027

  Other income:
   Reorganization reserves                                                                            129                    129
   Other income                                                            (171)                      (71)                  (242)
                                  ----------------------------------------------------------------------------------------------

Total revenues                       4,155      7,605        4,704        1,796                       399                 18,659
                                  ----------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales          3,053      6,171        3,465                                                        12,689

  Selling expense                    1,498      1,345          186                                                         3,029

  Other operating expense                                                   254                                              354

  Other real estate costs:
    Property tax, net                                                       (30)                    1,503                  1,473

    Other real estate                  345      1,839           96          242        1,371          512                  4,405

  General and administrative                                                                        2,906                  2,906

  Depreciation                          (5)        24            4           40                       123                    186

  Cost of borrowing, net                                                                            2,725                  2,725

  Other expense                          5                                                95                                 100
                                  ----------------------------------------------------------------------------------------------

Total costs and expenses             4,896      9,379        3,751          606        1,466        7,769                 27,867
                                  ----------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary item                   (741)    (1,774)         953        1,190       (1,466)      (7,370)                (9,208)

Extraordinary gain on
 extinguishment of debt                                                                             7,255                  7,255
                                  ----------------------------------------------------------------------------------------------

Net income (loss)                 $   (741)  $ (1,774)    $    953     $  1,190     $ (1,466)    $   (115)              $ (1,953)
                                  ==============================================================================================

              Combining Results of Operations by Line of Business

                     Three Months Ended September 30, 1995

                           (in thousands of dollars)

                                                       (unaudited)

                                  Homesite        Tract      Residential    Other       Business    Administrative
                                    Sales         Sales       Sales       Operations   Development    & Other       Total
                                    -----         -----       -----       ----------   -----------    -------       -----
Revenues:
  Real estate sales                 $  3,887     $  2,140     $ 16,578     $             $           $            $ 22,605

  Other operating revenue                                                     1,536                                  1,536

  Interest income                                                             1,295                       442        1,737

  Other income:

   Reorganization reserves                                                                                              --

   Other income                          382                                    460                     1,842        2,684
                                    --------------------------------------------------------------------------------------
Total revenues                         4,269        2,140       16,578        3,291                     2,284       28,562
                                    --------------------------------------------------------------------------------------

Costs and expenses:

  Cost of real estate sales            2,614        1,649       12,899                                              17,162

  Selling expense                      1,233          373          568                         1                     2,175

  Other operating expense                                                       784                                    784

  Other real estate costs:

    Property tax, net                                                3           31                     1,332        1,366

    Other real estate                    688          381          368          302        1,383          862        3,984

  General and administrative                                                                            2,731        2,731

  Depreciation                             8           31           43          125                       110          317

  Cost of borrowing, net                                                                                3,990        3,990

  Other expense                                                                               28          694          722
                                    --------------------------------------------------------------------------------------
Total costs and expenses               4,543        2,434       13,881        1,242        1,412        9,719       33,231
                                    --------------------------------------------------------------------------------------
Net income (loss)                   $   (274)    $   (294)    $  2,697     $  2,049     $ (1,412)    $ (7,435)    $ (4,669)
                                    ======================================================================================




      During the third quarter of 1996 the Company incurred a net loss of $2.0 million which was $2.7 million lower than the $4.7 million net loss incurred during the third quarter of 1995. This improvement was primarily due to an extraordinary gain of $7.3 million in 1996 resulting from the extinguishment of debt, partially offset by decreases in residential sales and other income. The decrease in other income was principally attributable to a gain of $2.0 million in the third quarter 1995 on proceeds of $4.0 million associated with the assignment of rights of one of the Company's mortgage receivables.

      Homesite Sales

      The net loss from homesite sales increased in the third quarter of 1996 compared to the third quarter of 1995 despite an increase in revenues, primarily due to lower gross margin percentages in the third quarter of 1996 and to a decrease in other income.

      Revenues from homesite sales increased $268,000 in the third quarter of 1996, due to a 49% increase in the number of homesites sold, partially offset by a 28% decrease in the average sales price per homesite. The following table summarizes homesite activity for the three months ended September 30 (in thousands of dollars):


                                              1996                                         1995
                                ------------------------------              -----------------------------------
                                 Number                  Average             Number                    Average
                                of lots     Revenue     sales price         of lots     Revenue     sales price
                                -------     -------      -----              -------     -------     -----------
Subdivision homesite sales         58         $1,188     $20.5                 63        $1,672        $26.5
Scattered homesite sales          358          2,967       8.3                216         2,215         10.3
                                  ---        -------    ------                ---       -------       ------
                                  416         $4,155     $10.0                279        $3,887        $13.9
                                  ===         ======     =====                ===        ======        =====



      The decrease in subdivision homesite sales is primarily due to a $1.1 million decrease in sales in Julington Creek Plantation due to the sale of the entire project in June 1996, partially offset by an increase in sales in Lakeside Estates. The decrease in the average sales price of subdivision homesite sales is primarily due to the $1.1 million of sales in Julington Creek Plantation in the third quarter of 1995 which yielded an average selling price of $38,000.

      Scattered homesite sales increased in the third quarter of 1996 compared to the third quarter of 1995 due to a 66% increase in the number of homesites sold, partially offset by a 19% decrease in the average sales price. The increase in volume is primarily attributable to an increase in sales in the Company's Cumberland Cove community in Tennessee and to bulk homesite sales in the secondary markets in Florida. The decrease in the average selling price is due to the mix of properties sold in the secondary markets in Florida.

      Other income of $382,000 in the third quarter of 1995 represented the Company's 50% share of net profits from the Sanctuary Joint Venture which the Company accounted for under the equity method until August 1996, at which time the Company purchased its partner's interest in the joint venture. The Sanctuary Joint Venture derived its profits from the sale of subdivision homesites located near Orlando, Florida.

      The homesite sales gross margin percentages were 26.5% in the third quarter of 1996 compared to 32.8% in the third quarter of 1995 which generally reflect the targeted gross margins of 25% to 30% for this line of business. The lower gross margin percentage in the third quarter of 1996 compared to the prior year quarter is primarily attributable to the 31.8% gross margin associated with Julington Creek Plantation sales in the third quarter of 1995 and to a decrease in the gross margins on bulk homesite sales.

      Homesite selling expense increased in the third quarter of 1996 compared to the third quarter of 1995 primarily due to an increase in revenues and to additional commissions paid in the third quarter of 1996 associated with sales recorded during the first six months of 1996. Homesite selling expense as a percentage of revenues increased from 31.7% in the third quarter of 1995 to 36.1% in the third quarter of 1996 primarily due to the payment of these additional commissions.

      Homesite sales other real estate overhead decreased in the third quarter of 1996 compared to the prior year quarter primarily due to a $180,000 severance charge in the third quarter of 1995.

      Tract Sales

      The net loss from tract sales increased $1.5 million in the third quarter of 1996 compared to the third quarter of 1995 despite an increase in revenues, primarily due to advertising costs associated with the efforts to accelerate the disposition of predecessor assets in secondary real estate markets.

      Revenues from tract sales increased $5.5 million or 255% in the third quarter of 1996 compared to the same prior year period primarily due to timing as several large tract sales closed during the third quarter of 1996. Tract sales acreages and corresponding revenues from such sales often vary significantly from quarter to quarter depending on the timing and size of individual sales.

      The tract sales gross margin of 18.9% in the third quarter of 1996 approached the 1996 targeted gross margin of 20%. The tract sales gross margin of 22.9% in the third quarter of 1995 was lower than the 1995 targeted gross margin of 35% primarily due to sales mix. The targeted gross margins have been reduced primarily due to the Company's business plan approved in July 1995 to accelerate land sales in secondary real estate market locations.

      Tract sales selling expense increased in the third quarter of 1996 compared to the third quarter of 1995 due to an increase in revenues and to additional commissions paid in the third quarter of 1996 associated with sales recorded during the first six months of 1996.

      Tract sales other real estate overhead increased in the third quarter of 1996 compared to the third quarter of 1995 primarily due to management and advertising costs associated with the efforts to accelerate the disposition of land sales in secondary real estate markets.

      Residential Sales

      Net income from residential sales, which includes single family homes and condominiums, decreased $1.7 million during the third quarter of 1996 compared to the corresponding prior year period. This decrease corresponds to a decrease in condominium revenues and profits from the Company's Regency Island Dunes condominium project.

      Residential sales are summarized as follows for the three months ended Setpember 30 (in thousands of dollars):


                                    1996           1995
                                    ----           ----
Condominium sales                   $4,414        $14,156
Single family home sales               290          2,422
                                    ------        -------
                                    $4,704        $16,578
                                    ======        =======


      The condominium revenues of $4.4 million during the third quarter of 1996 were generated from the second building of the Regency Island Dunes condominium project and the $14.2 million of revenues during the third quarter of 1995 were generated from the first building of this two 72-unit building project. Condominium revenues are recognized on the percentage of completion method.
The revenues of $4.4 million during the third quarter of 1996 were derived from an increase in the second building completion percentage of 25% during the quarter from 30% as of June 30, 1996 to 55% as of September 30, 1996 and to four additonal units under contract during the quarter from 45 units as of June 30, 1996 to 49 units as of September 30, 1996 representing a $1.2 million increase in sales volume. The revenues of $14.2 million during the third quarter of 1995 were derived from 61 units under contract in the first building as of September 30, 1995 representing a sales volume of $19.5 million and a 74% building completion percentage.

      Single family home sales revenues decreased in the third quarter of 1996 compared to the third quarter of 1995 due to a decrease in the number of closings from 31 closings in 1995 to three closings in 1996. The number of closings decreased because the Company decided in mid-1995 to withdraw from the single family home business and is currently winding down this operation.

      Residential sales gross margins are summarized as follows for the three months ended September 30:

                                             1996           1995
                                             ----           ----
                Condominiums                27.7%         24.0%
                Single family homes          5.9%         11.6%

      The gross margin for condominiums generally reflects the targeted gross margin of approximately 20% to 25% for this line of business.

      The single family home gross margins were lower due to the mix of product sold and to the winding down of this operation.

      Residential selling expense decreased in the third quarter of 1996 compared to the third quarter of 1995 primarily due to a decrease in revenues.

      Residential sales other real estate overhead decreased in the third quarter of 1996 compared to the third quarter of 1995 primarily due to reduced single family home overhead resulting from the phasing-out of this operation.

      Other Operations

      Net income from other operations decreased in the third quarter of 1996 compared to the third quarter of 1995 primarily due to decreases in interest income and other income.

      Other operating revenues and expenses decreased in the third quarter of 1996 from the third quarter of 1995 primarily due to the absence of revenues and expenses from the Port LaBelle utility system sold in February 1996 and the Julington Creek utility system sold in June 1996.

      Interest income decreased in the third quarter of 1996 from the corresponding prior year period primarily due to adjustments associated with the Company's land mortgage receivable portfolio, including an adjustment of the unamortized interest rate valuation discount in December 1995, and to a lower average balance of contracts receivable during the periods under review.

      The reduction in other income during the third quarter of 1996 consisted primarily of $169,000 of additional expenses associated with the June 1996 sale of the Company's Julington Creek utilities system thereby reducing the gain to $696,000. Other income in the third quarter of 1995 included the $219,000 gain on the sale of Longwood and an additional $200,000 gain on the FHF sale resulting from a forbearance fee charged to the buyer.

      Business Development

      Total business development expenditures were similar for the two periods under review. Business development expenditures consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

      Administrative & Other

      The net loss from administrative & other activities decreased $7.3 million in the third quarter of 1996 from the third quarter of 1995 principally due to an extraordinary gain of $7.2 million in 1996 resulting from the extinguishment of debt.

      Other income in the third quarter of 1995 included a $2.0 million gain on proceeds of $4.0 million associated with the assignment of rights of one of the Company's mortgage receivables.

      Other real estate overhead decreased in the third quarter of 1996 compared to the same period in 1995 primarily due to a severance charge of approximately $265,000 in the third quarter of 1995.

      General and administrative expenses increased in the third quarter of 1996 compared to the third quarter of 1995, despite a severance charge of approximately $310,000 in the third quarter of 1995, principally due to financial advisory and due diligence costs associated with the Company's recapitalization efforts.

      Cost of borrowing, net of capitalized interest decreased during the third quarter of 1996 compared to the same period in 1995 primarily due to lower average balances of the Company's Mandatory Interest Notes and Working Capital Facility and a decrease in interest rates, partially offset by a decrease in interest capitalized to land inventory corresponding to a decrease in land under development. During the three months ended September 30, 1996 and 1995, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "Liquidity and Capital Resources."

      The $694,000 of other expense in 1995 was the result of the valuation reserve provided in the third quarter of 1995 associated with the Company's residential mortgages receivable portfolio which was sold in October 1995.

      In September 1996, the Company recorded an extraordinary gain of approximately $7.2 million resulting from the extinguishment of the Company's Secured Cash Flow Notes at a discount.



                         LIQUIDITY & CAPITAL RESOURCES

      As of September 30, 1996, the Company's cash and cash equivalents totaled approximately $2.1 million. The Company also had restricted cash and cash equivalents of $5.3 million which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $1.4 million decrease in cash and cash equivalents during the first nine months of 1996, $37.3 million was used in financing activities, partially offset by $6.6 million provided by operating activities and $29.3 million provided by investing activities.

      Cash provided by operating activities includes net cash generated through real estate sales and other operations, partially offset by approximately (i) $13.3 million for interest payments, (ii) $6.0 million for property tax payments, (iii) $24.6 million for construction and development expenditures,
(iv) $8.1 million
related to property acquisitions and (v) $5.6 million of fees associated with the Company's refinancing and recapitalization efforts.

      Cash provided by investing activities consisted primarily of the proceeds from the Port St. Lucie utility condemnation settlement and from the sales of the Port LaBelle and Julington Creek utilities systems.

      Cash used in financing activities includes $51.2 million of principal payments to repay in full the Company's Secured Floating Rate Notes, $40.0 million of principal payments to repay in full the Company's Secured Cash Flow Notes, net repayments of $11.7 million on new project financings and $4.3 million in principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings. These payments were partially offset by net borrowings of $10.3 million on the Working Capital Facility and $46.0 million of borrowings from the new credit facilities with Foothill, which were used to partially finance the repayments of the Secured Floating Rate Notes and Secured Cash Flow Notes (the "Foothill Refinancing" - see discussion below). In addition, the Company had net borrowings of $13.5 million associated with the financing of the Company's mortgage receivables.

      The Company has a $20 million Working Capital Facility with Foothill Capital Corporation ("Foothill") maturing December 1, 1998. Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the variable interest rate, per annum, announced by Norwest Bank of Minnesota, N.A., or any successor thereto, as its "base rate" plus two percentage points. As of September 30, 1996, there was no available credit under the Working Capital Facility.

      The Company's material obligations in the fourth quarter of 1996 include the repayment of its Unsecured 12% Notes which mature on December 31, 1996. By that time, the Company is obligated to pay principal in the amount of $41.7 million plus accrued interest. The Company's 1996 business plan also contemplates full year expenditures for development, construction and other capital improvements estimated at approximately $35 million, of which a substantial portion will require funding through individual project development loans or joint venture arrangements. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan will be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

        The Company does not currently have sufficient liquid capital resources to satisfy the $41.7 million of Unsecured 12% Notes maturing on December 31, 1996. However, management believes that the Company, through a combination of sources, as more fully described hereafter, will be able to obtain sufficient liquidity and capital resources necessary to continue implementing its business plan and to satisfy the Unsecured 12% Notes maturing on December 31, 1996.

      The Company has made substantial progress over the last nine months with respect to the accelerated disposition of non-core tract and scattered homesite assets ("Predecessor Assets"). As of September 30, 1996, the Company had pending under contract or letter of intent a combination of Predecessor Asset sale transactions which would generate, if consummated, in excess of $39.3 million cash and notes. The transactions under contract are subject to a variety of customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation. Not all of these transactions are anticipated to be closed by December 31, 1996, and there are no assurances that any particular transaction under contract or letter of intent will be consummated.

      With respect to the potential sale or financing of mortgages or other receivables acquired through real estate sales, the Company has a commitment from Litchfield Financial Corporation ("Litchfield") to buy up to $7 million of deeds of trust generated in the retail homesite sales program conducted by Cumberland Cove, Inc., the Company's Tennessee subsidiary, by December 31, 1997. On October 30,1996, the Company closed with Litchfield on approximately $4.3 million under this commitment. The Company anticipates closing on an additional $850,000 by December 31, 1996.

      As previously announced, in July of 1996 the Company sold to a limited partnership financed by Harbourton Residential Capital Company, Ltd. ("Harbourton") approximately $19.8 million of mortgage receivables generated through sales of Predecessor Assets. The Company received an initial cash distribution of approximately $13.3 million at the Harbourton Closing, plus a residual interest in the limited partnership. The Company is considering selling or financing additional Predecessor Asset mortgages by December 31, 1996, and is in discussions with potential buyers or lenders in this regard.

      The Company is also considering selling or financing its portfolio of receivables generated by the predecessor company in connection with homesite contracts for deed (the "Homesite Contract Receivables"), and is in discussions with certain potential buyers or lenders in this regard. The face value of the Company's Homesite Contract Receivables as of October 31, 1996 was $12,797,000.

      With respect to the Foothill Refinancing, on September 30, 1996, the Company closed on three credit facilities totalling $85.0 million with Foothill. Pursuant to the Foothill Refinancing, Foothill has provided the Company with (i) an extension to December 1, 1998 of the existing $20 million Working Capital Facility at prime plus two percent of which the Company has borrowed $20 million as of September 30, 1996; (ii) a $40 million term loan at 15% to mature June 30, 1998; and (iii) a stand-by commitment of up to $25 million at prime plus four percent to mature June 30, 1998 of which the Company has borrowed $6 million as of September 30, 1996. Upon closing, $10 million of the stand-by facility was activated and the remaining portion may be activated any time prior to December 31, 1996. The stand-by facility is a reducing revolving facility up to the amount activated. Both the term loan and stand-by facility will require principal repayments of one-third on June 30, 1997, December 31, 1997 and June 30, 1998. The unused portion of the commitment on the stand-by facility will be required to be reduced by one third on each respective principal repayment date. The proceeds from the Working Capital Facility, the term loan, approximately $16.3 million of cash held in cash collateral accounts, $6 million from the stand-by commitment, and 1,500,000 warrants (which were issued to the holders of the Secured Cash Flow Notes) were used to repay in full the Secured Floating Rate Notes and prepay the Secured Cash Flow Notes at a discount. The remaining portion of the stand-by commitment is intended to be used primarily for repayment of a portion of the remaining $41.7 million of Unsecured 12% Notes due December 31, 1996.

      The Company is also engaged in discussions with respect to the possible private placement of debt or equity securities. The completion of such a transaction could be subject to various conditions, including the consent of Foothill.

      The remaining balance of the Unsecured 12% Notes are expected to be paid using a combination of the above- mentioned sources. There is no assurance that all of the transactions will close or will close by December 31, 1996. However, the Unsecured 12% Notes provide for a thirty-day grace period on any payments not made when due. Management believes that the transactions noted above, the satisfaction of its 1996 debt obligations, and the refinancing of its secured debt, will strengthen its ability to obtain sufficient liquidity and capital resources necessary to continue to successfully implement its business plan.

        In April 1996, in connection with the Company's acquisition of the Falcon Trace project in Orlando, the Company's subsidiary, Hunter Trace Development Corporation, ("HTDC") entered into various agreements with Cypress Realty Limited Partnership ("Cypress") in which Cypress agreed to (a) invest $2.5 million in equity and (b) provide up to a $1.0 million temporary development fund until such time as HTDC was able to close upon a development loan, but no later than October 17, 1996. Although HTDC has received a loan commitment from SunTrust to finance the development of this project, the commitment calls for more equity and more debt financing than originally anticipated by Cypress. As a result, Cypress has exercised its right to require HTDC to repay approximately $3.0 million currently invested by Cypress, together with interest thereon at the rate of 20%, which sums would be due November 17, 1996. The Company is currently in active negotiations with Cypress to restructure the terms of the Cypress agreements to permit HTDC to retain the Cypress investment and to close the SunTrust loan as expeditiously as possible. Although there can be no assurance that an agreement will be reached with Cypress, the Company believes that, based upon the status of these negotiations, the Company will not be required to repay the Cypress investment currently.

      Available Cash is defined in the Company's debt agreements with respect to any payment period (generally, any six- month period ending June 30 or December 31), as the sum of all cash receipts (exclusive of borrowed money and certain delineated cash items) less the sum of payments for operating expenses, all debt payments (including repurchases of indebtedness), capital expenditures, tax payments, payments to creditors under the plan of reorganization and creation of reserves for working capital and other expenses for the next two payment periods.

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

      If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt and other reorganization payments, the Company did not have any Available Cash to enable it to make payments on the Cash Flow Notes through September 30, 1996. Accordingly, the Company did not accrue any interest on those notes during the nine months ended September 30, 1996 and 1995. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having Available Cash in the foreseeable future.



PART II.    -    OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

      (27)  Financial Data Schedule.

(b) Reports on Form 8-K

      The Company filed a report on Form 8-K, dated September 30, 1996, pursuant to item 5, Other Events, reporting the closing on the Foothill Refinancing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ATLANTIC GULF COMMUNITIES CORPORATION





Date:  November 12, 1996           /s/ Thomas W. Jeffrey
                                   -------------------------------------
                                   Thomas W. Jeffrey
                                   Executive Vice President
                                   and Chief Financial Officer





Date:  November 12, 1996           /s/ Callis N. Carleton
                                   ----------------------------------------
                                   Callis N. Carleton
                                   Vice President and Controller
                                   (Principal Accounting Officer)