Form 10-K
period 1996-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-04-14
CIK 771934

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                   FORM 10-K


          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                   For the fiscal year ended December 31, 1996

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ----------      ----------


                         Commission file number: 1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                 59-0720444
------------------------------               --------------------
  (State or jurisdiction of                   (I.R.S. Employer
 incorporation or organization)              Identification No.)





       2601 South Bayshore Drive
             Miami, Florida                            33133-5461
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone, including area code          (305) 859-4000
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------

                                      None

       Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.10 per share


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X   Yes           No
                             ---           ---

                               Page 1 of ___ Pages

           The exhibit index for this Form 10-K is located at page 54.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $55.9 million.

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           X   Yes           No
                          ---          ---

          As of March 20, 1997, there were 9,721,720 shares of the registrant's Common Stock outstanding, including 13,290 outstanding shares held in a disputed claims reserve.

                   Documents incorporated by reference

     Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement related to the Annual Meeting of the Stockholders scheduled to be held on May 28, 1997.

Unless the context otherwise requires, references to the "Company" include Atlantic Gulf Communities Corporation and its wholly owned subsidiaries and references to "Atlantic Gulf" refer solely to Atlantic Gulf Communities Corporation. References to "Predecessor Company" or "Predecessor" refers to General Development Corporation, Atlantic Gulf's immediate predecessor.


PART I


Item 1.   Business


CURRENT BUSINESS

     Atlantic Gulf Communities Corporation is a Florida-based real estate development and asset management company. The Company's primary lines of business are acquisition, development and sale of new subdivision and scattered developed homesites, sale of land tracts and residential construction and sales (see "Primary Lines of Business"). Additional lines of business which contribute to the Company's overall operations include portfolio management of mortgages and contracts receivable and environmental services.

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

     Business Development. The Company's business development activities focus on formulating strategies to invest Company resources in real estate in primary markets and the corresponding business opportunities to produce superior returns for our shareholders. The business development department identifies specific primary markets and evaluates specific business opportunities within these markets which meet the Company's investment criteria. The business development department initiates and evaluates the financial and market feasibility studies of these business opportunities and conducts appropriate due diligence activities with respect to planning, zoning, and permitting requirements. The department also identifies financing and investment sources and potential joint venture partners.

     Planning. The Company's planning activities include master land use planning, zoning, mitigation, project permitting and obtaining all other regulatory approvals necessary to develop a specified property. These activities are coordinated by a staff at the Company's Miami corporate headquarters consisting of 11 employees, supplemented, as needed, by subcontracted engineers and other professionals.

     The planning department evaluates, designs (or re-designs) and obtains approvals to develop the Company's new acquisitions as residential subdivisions. This department also obtains certain approvals and permits to enhance the value of the Company's land tracts prior to sale.

     Atlantic Gulf also has a wholly-owned subsidiary, Environmental Quality Laboratory, Inc., staffed with 15 professionals who conduct environmental assessments, testing and planning activities for the Company as well as for unaffiliated parties. This company combines 20 years' experience in environmental science with an in-depth knowledge of complex state and federal regulations and state-of-the-art facilities to assist the Company and other clients in achieving projects that are environmentally sound. See "Other Businesses - Environmental Services" below.

     Community Development. The Company's community development staff focusses on land development activities including the construction of roads, amenities, utilities, and other infrastructure needed to obtain building permits. These activities are directed by Company personnel in the field using subcontractors with fixed price contracts to perform the actual land development work. The final product is finished homesites that are sought by leading homebuilders.

     Residential Construction. The Company owns and develops condominiums in coastal locations where the Company believes there is existing demand for such product. The Company acts as an owner/general contractor and subcontracts substantially all residential construction activities. The Company was also involved in the construction of single family homes, however, during 1995 the Company decided to phase out its single family home construction and sales operation in Predecessor communities. See " Primary Lines of Business - Residential Sales" below.


BUSINESS PLAN

     The Company's goal is to produce superior returns for shareholders by liquidating Predecessor assets, paying off debt, matching overhead to development and construction activities, and becoming the leading supplier of finished homesites to independent homebuilders in Florida's fastest growing markets and in selected primary markets in the southeastern United States (the "Southeast"), without the exposure entailed in carrying a substantial inventory of land.

     The Company's business plan is centered on its three principal lines of business: (i) sales of finished homesites to independent homebuilders, (ii) sales of tract land to end users as well as to investors and (iii) residential construction and sales. The intent of the plan is to monetize the Company's Predecessor assets as rapidly as market conditions permit while entering into new markets with a higher risk-adjusted return potential. The business plan also contemplates modifying the Company's capital structure by reducing debt, improving financial flexibility, and reducing overhead by focusing on the Company's core assets and businesses.

     Florida continues to be one of the fastest growing states in the nation. It currently ranks as the fourth most populous state behind California, Texas and New York. Since 1992, the population of the United States has grown by 4.0%. In the past three years, Florida grew by approximately 686,500 persons to an estimated population of 14,400,000, a 5.0% growth rate. Florida currently accounts for 5.4% of the nation's total population, but it accounted for 8.2% of the nation's population growth during the four years ended December 31, 1996. Florida achieved this pace of growth by attracting new residents both from other areas of the United States and other countries. While this growth has historically been lead by retirees, in the 1980's Florida's rapid job growth attracted residents in search of job opportunities.

     Within Florida, a number of submarkets exist which vary based on demographics and economic growth, among other factors. There are five markets within Florida that represent densely populated, high growth areas referred to as primary markets. All other areas in Florida are referred to as secondary markets. Over the past few years, the Company has increasingly directed its efforts to Florida's primary markets in an attempt to achieve solid growth in the future. In 1995, the Company withdrew from single family home construction activities and aggressively marketed assets located in secondary markets, consistent with its business plan. In 1996, the Company continued to shift its asset base and development activities from secondary to primary markets. See "Florida Real Estate Market Summary" below for a discussion of these markets.

     Homesite sales. The supply of homesites suitable for residential construction in Florida's primary markets has decreased, significantly in some cases, over the last three years. The Company has identified other primary market areas in the Southeast that have experienced similar decreases in available homesites. This decrease resulted from several factors, including: (i) a reduction in the number of major land developers, (ii) reduced availability of acquisition and development financing and (iii) increased environmental and regulatory restrictions.

     As a result of financial difficulties caused by the last real estate down cycle in the late 1980's and early 1990's, many residential real estate developers terminated their businesses or stopped acquiring new properties for development. The absence of these developers has made it difficult in the 1990's for homebuilders to maintain an adequate supply of developed lots in more desirable areas in Florida and selected markets in the Southeast.

     Traditional development financing is no longer readily available to homebuilders or developers as a result of the collapse of the savings and loan industry. The surviving lenders are generally more risk averse, which has reduced developers' access to capital.

     Environmental and other regulatory restrictions have become increasingly burdensome. As a result, the Company believes that the more knowledgeable and technically capable developers will be more successful. These regulatory challenges will continue as Florida and other Southeastern states seek to achieve responsible growth.

     Increased demand for developed homesites, together with a reduction in new homesite supply, provides the Company with an opportunity to capitalize on its acquisition, planning, and community development expertise. For these reasons, the Company has focused during the past three years on property acquisitions in Florida's primary markets. Management believes that property acquisitions in these markets should increase the Company's sales volume and overall profitability in future years. The Company will also seek to identify other primary market areas in the Southeast and Texas with similar characteristics for potential property acquisitions.

     To provide appropriate management focus, the Company divides its homesite sales operation between "subdivision" homesite sales, which generally corresponds to traditional land development activities in Florida's primary markets, and "scattered" homesite sales, which generally encompasses Predecessor non-contiguous homesites located in secondary markets.

     As of December 31, 1996, the Company had pending subdivision homesite sales contracts totalling approximately $15.2 million corresponding to 616 homesite or 86% of the total homesite inventory.

     The Company typically develops new subdivision homesites in multiple phases and does not incur hard development costs until all or substantially all of the homesites in a phase are under contract with third party homebuilders. Developing homesites in phases allows the Company to more closely match the supply of finished homesites to the homebuilders' demand, thereby reducing the overhead and carrying costs associated with carrying a substantial inventory of finished lots.

     The Company owns approximately 20,000 scattered homesites located in secondary markets. The Company has implemented an aggressive sales program to increase the sales rate of its scattered homesites.

As of December 31, 1996, the Company had pending scattered homesite sales contracts totalling $1.2 million.

     During 1996, 1995 and 1994, homesite sales represented approximately 35%, 29% and 29% of the Company's total real estate revenues, respectively. In 1997, homesite sales are expected to account for approximately 35% of the Company's total real estate revenues. (See "Primary Lines of Business - Homesite Sales").

     Tract sales. This line of business includes sales of commercial, industrial, institutional, residential and agricultural acreage from the Company's existing inventory located in secondary markets. The Company has substantially completed, at significant cost since 1992, an effort to replan many of these tracts to their highest and best use, enhancing their value and marketability. Tract sales, while more variable from quarter to quarter than homesites sales, have represented approximately 49%, 38% and 49% of the Company's total real estate revenues during 1996, 1995 and 1994, respectively. As part of the Company's comprehensive plan approved by the Board of Directors in July 1995, the Company formed a new division, Atlantic Gulf Land Company, to focus on the liquidation of Predecessor assets. This focus is consistent with the Company's goal of producing superior returns for shareholders by liquidating Predecessor assets, paying corporate debt, and reducing overhead. Brian A. McLaughlin was hired as the president of Atlantic Gulf Land Company, (See Executive Officers of Atlantic Gulf). Mr. McLaughlin has extensive experience in real estate turn-arounds and asset dispositions. As of December 31, 1996, the Company had pending tract sales contracts totalling approximately $18.1 million.

     Due to the Company's plan to monetize the Company's Predecessor assets located in secondary markets, tract sales will continue to be a significant source of revenue for the Company in 1997. However, subsequent to the Company's full implementation of the business plan anticipated in 1998, tract sales are expected to decline from approximately 55% of total revenues in 1997 to approximately 25% of total real estate revenues thereafter. See "Primary Lines of Business - Tract Sales."

     Residential construction and sales. The Company undertakes condominium construction projects where the Company believes the risks can be reasonably estimated and the prospective returns are attractive. The Company recorded revenues of approximately $17.8 million and $18.0 million from sales in Regency Island Dunes in 1996 and 1995, respectively. There were no significant condominium revenues in 1994.

     The Company has historically constructed single family homes. However, in mid-1995, the Company decided to withdraw from the single family home business in Predecessor communities. The Company has substantially completed its withdrawal from this business. The Company is no longer accepting new sales contracts in Predecessor communities to construct single family homes but is fulfilling the contracts in place. The Company may seek to re-enter the single family home business in primary market areas where this business would complement current or potential land development activities. The Company may seek to acquire demonstrated homebuilding expertise in order to re-enter this single family home construction business.

     Residential sales, including single family and condominium units, have comprised 16%, 33% and 22% of total real estate sales for 1996, 1995 and 1994, respectively. As the residential business shifts from primarily single family to condominiums, and the Company's business plan is fully implemented, anticipated in 1998, residential revenues are expected to increase to approximately 25% of the Company's revenues. Residential sales revenues are expected to be approximately 10% of total revenues in 1997. See "Primary Lines of Business - Residential Sales."

     Overall, the Company believes that these three complementary business lines represent the most appropriate utilization of the Company's resources to take advantage of the opportunities in its markets and to pursue the highest return on the Company's assets. However, the Company's business is affected by general risks associated with the real estate business, including specific risks incident to the Florida and other primary real estate markets. The Florida real estate market, as well as other primary markets in the Southeast, historically have been cyclical, and the Company's business may be affected by changes in interest rates. Any downturn in the Florida or national economy or increase in interest rates can have adverse effects on the Company's sales and profitability and its ability to make required debt payments. Other factors that could effect the Company's business include the availability and cost of financing for acquisition and development, the availability and cost of materials and labor, weather conditions, changes in government regulations and changes in consumer preferences. The real estate business, particularly in Florida, is highly competitive. See "Regulation" and "Competition."

     The Company's historical operating performance has been adversely affected by: (i) investments undertaken to produce future profits; (ii) high debt costs;
(iii) sales pressure attributable to near term debt maturities; (iv) significant carrying costs attributable to its substantial but slower moving inventory in secondary real estate markets; and (v) the time interval between asset acquisition, development and sale. The results of several of the Company's recent investments began to be realized in 1996. The results of certain other investments will begin to be realized in 1997 when additional new projects come on line. The Company anticipates its business plan will be fully implemented in 1998, assuming availability of appropriate capital resources during 1998, which cannot be assured. See "Management's Discussion and Analysis - Liquidity and Capital Resources."


FLORIDA REAL ESTATE MARKET SUMMARY

     The information set forth in this section was provided primarily by American Metro Study Corporation, an independent real estate consulting and research firm.

     Florida has one of the strongest economies in the nation. Since 1992, the total non-agricultural employment in the nation has grown by 7.6% while Florida's employment grew by 10.5% during the same period. Florida currently accounts for 5.5% of the nation's non-agricultural employment, but it accounted for 7.6% of the nation's job growth since 1992. The strong job growth in the state is transforming Florida from a retirement destination to an employment destination, particularly in the larger metropolitan areas of the state.

     Due to the rapid population and employment growth, Florida has become the leading state in the nation for single family home construction starts. In the last four years the state has accounted for 365,900 single family home construction starts, an average of 91,500 starts per year. During that period, there were approximately 4,560,000 starts nationwide, an average of 1,140,000 starts per year, and Florida accounted for 8.0% of all single family home construction starts in the nation.

     The Company believes that, over the next five years, Florida should continue to rank high nationally in terms of population growth, employment and single family home construction starts and that its economic growth will be led by tourism and international trade. It also believes that rapid expansion of the Florida economy and the continued attraction of retirees will cause population growth, which, in turn, will create increased demand for new housing units.

     The Federal Reserve recently raised interest rates one-quarter of one percent. Higher interest rates may impact single family starts in 1997 and 1998. Currently, housing demand is strong in the primary markets and there is a reduced supply of finished homesites in Florida. The Company believes Florida's favorable economic attributes will maintain a strong demand for finished homesites over the next five years.

     The Company has real estate interests in the following geographic markets:

                          PRIMARY MARKET AREAS

Jacksonville Area

     Jacksonville is in the northeast corner of Florida. This four-county metropolitan statistical area has 1 million residents and 502,000 non-agricultural jobs. This is a diverse local economy, with key employers including the military, banking, insurance and service businesses. Non-agricultural jobs increased 3.3% or 16,000 jobs during 1996. In 1996, the local housing market had 5,750 single family home construction starts or 6.3% of Florida's total single family home construction starts for the year. In 1996, the Company sold its only Jacksonville-market project, Julington Creek Plantation, for $24 million as part of the Company's plan to monetize certain assets to retire debt. Under a management agreement between the Company and the purchaser, the Company continues to manage Julington Creek Plantation in return for 1% of gross revenues and a reimbursement of the Company's real estate and overhead expenses. This management agreement expires in June 1997 and the Company and the new owner are currently negotiating to extend its term on an increased level of compensation to the Company. The Company is actively looking for new projects in the Jacksonville market.

Orlando Area

     The Orlando metropolitan statistical area is located in the east central part of Florida, and is the only major market in the state not on either coast. Orlando, with more than 13 million visitors per year, is Florida's largest tourist center and is the most vibrant housing market. This four-county metropolitan area has approximately 1,495,000 residents and 771,100 non-agricultural jobs. After tourism, the local market depends on defense, manufacturing, banking and business services. During 1996, non-agricultural jobs in the Orlando area increased 3.3% or 25,000 new jobs. This market has the most active single family market in the state, with more than 13,000 single family home construction starts in 1996, a 14.2% share of the entire state.

      During 1996, approximately 25% of all the single family home construction starts in the Orlando market occurred in the southeast area of the city. This market area currently has the greatest shortage of developed homesites in the entire Orlando market. The Company owns two residential projects, Lakeside Estates in the southeast and the Sanctuary in the central Orlando area, and has joint venture interests in one other residential project known as Falcon Trace in southeast Orlando. In 1996, the Company's Lakeside Estates project was fourth in the Orlando market in terms of single family housing permits issued. Substantially all of the Lakeside and Sanctuary homesites under development are under contract to homebuilders.

Tampa Bay Area

     The four-county Tampa Bay area is on the central Gulf Coast of Florida. This market is a more traditional housing market than the rest of Florida, with many of the home buyers moving to the area for employment opportunities. It is the largest metropolitan statistical area in Florida with approximately 2,250,000 residents and 1,050,000 non-agricultural jobs. This market has significant employment in business services, health services, trade, banking and manufacturing. During 1996, the Tampa Bay area's non-agricultural jobs increased 2.3% or 24,200 jobs. After experiencing a significant drop in housing market activity from 1987 through 1991, the Tampa Bay market has recovered to 7,800 single family home construction starts in 1996, which represented 8.5% of such starts for the entire state. The Company believes there is currently significant demand for developed homesites in Tampa Bay's northeast market area. In this growing area, where the Company's West Meadows project is located, there is less than a 23-month supply of developed homesites. West Meadows will be developed in four phases. Development of the first phase, consisting of 212 homesites was completed in 1996 and all of these homesites have closed or are under contract. The Company is currently developing the second phase of 99 homesites. Substantially all of the homesites under development in West Meadows are subject to sales contracts with third party builders.

Broward County

     During the last two years, the Broward County (Fort Lauderdale) metropolitan statistical area has been one of the fastest growing housing markets in the nation. Housing demand in this market has almost doubled from 4,737 single family home construction starts in 1992, to 9,500 single family home construction starts in 1996, representing a 10.4% share of the entire state. This increase in housing demand began as a result of Hurricane Andrew, which, in 1992, destroyed tens of thousands of homes in Dade County (Miami), located directly south of Broward County. Since the initial relocation boom, however, growth in southwestern Broward County has remained very strong. Considered alone, Broward County has approximately 1,450,000 residents and approximately 625,000 non-agricultural jobs. Broward County and Dade County (Dade County - approximately 2,190,000 residents, 965,500 non-agricultural jobs and 5,400 single family home construction starts in 1996) combined constitutes the largest market in Florida. Non-agricultural jobs increased 3.4% or 52,500 jobs during 1996 for the combined Dade County/Broward County area.

     Southwest Broward County was one of the best housing markets in the nation in 1996, with more than 5,700 single family home construction starts and less than a one-year supply of developed homesites. This market area, however, does not have substantial developable land. This market area abuts the Everglades which limits the number of new homesites that can be developed. The Company owns one project and has joint venture interests in two other projects that account for a significant portion of the total remaining developable homesites in this market area.

Naples/Fort Myers Area

     The Naples/Fort Myers area is on the southern Gulf Coast of Florida. This area has a population of approximately 580,000 residents and approximately 160,000 jobs. During 1996, the Naples/Fort Myers had approximately 6,000 construction starts of which 3,000 or 50% were for multi-family homes which represents the highest ratio of multi-family homes starts to total starts in the state of Florida. During 1995 and 1996, the Company purchased approximately 326 acres of property in Naples, Florida in a project known as Estero Pointe and is planning to assemble a total of 879 acres in this project. The Estero Pointe project is anticipated to yield approximately 744 multi-family homes and 313 family single family homes.

Raleigh/Durham, North Carolina

     Raleigh/Durham, North Carolina has a population of approximately 995,300 residents. The growth rate of the population in the state of North Carolina is expected to grow at an 8.1% rate over the next five years which is the fifth highest growth rate in the United States. In December 1996, the Company became a limited partner in a limited partnership formed to acquire and develop an $8.0 million residential real estate tract consisting of approximately 660 acres located adjacent to the Research Triangle Park in the town of Cary, North Carolina which is near Raleigh/Durham North Carolina. This project, known as Panther Creek, is planned for 822 single family homes and up to 310 multi-family homes. Panther Creek represents the Company's first new residential project outside the Florida market.

                         SECONDARY MARKET AREAS

Treasure Coast Area

     The Treasure Coast area, consisting of Martin and St. Lucie counties, is north of Palm Beach County on Florida's east coast. This market has a combination of job growth driven demand coming out of Palm Beach County, as well as, retirement/second home demand. This market area has approximately 355,000 residents and 88,200 non-agricultural jobs. In 1996 there were 3,000 single family home construction starts, a 3.2% share of the entire state. As the Palm Beach and Broward markets exhaust the developable land, job growth and housing demand is expected to increase in the Treasure Coast area.

Melbourne Area

     The Melbourne area is the home of the Kennedy Space Center on Florida's Central Atlantic Coast. This market has approximately 450,000 residents and approximately 181,000 non-agricultural jobs. This market had 2,950 single family home construction starts in 1996, a 3.2% share of the entire state. While the demand for retirement homes in the Melbourne area is expected to remain strong over the next few years, reductions in federal spending for space exploration may limit job growth in the near future.

Other Areas

     The Company has land holdings in several other secondary market areas, some of which may currently have relatively high growth rates, but could be adversely affected by changes in the economy. Furthermore, the existing supply of homesite inventory in these other market areas should satisfy current annual demand for many years. These factors render these markets shallow, with limited annual absorption expected in the near term. A brief description of these other secondary market areas is set forth below.

                   Sarasota/Bradenton/Punta Gorda Area

     Located on Florida's west coast, north from Naples/Ft. Myers, the Sarasota/Bradenton/Punta Gorda area is a diverse local market in which a majority of new home sales are to retirees and second home buyers. This market has approximately 698,000 residents and approximately 209,000 non-agricultural jobs. During 1996, the area had 3,800 single family home construction starts, a 4.2% share of the entire state. Included in this area are the Company's land holdings in the Port Charlotte and North Port communities.

                               Ocala Area

     Ocala, located 100 miles north of Tampa on Interstate 75, has emerged as an attractive alternative location for affordable retirement communities. The Ocala area has approximately 226,700 residents and 71,200 non-agricultural jobs. This market is very dependent on out-of-state retirees. The Company's land holdings in Silver Springs Shores are included in this market area.


PRIMARY LINES OF BUSINESS

     The Company's primary lines of business are summarized below. See "Management's Discussion and Analysis" for a summary of results of operations by line of business.

     This Annual Report includes "forward looking" statements that are subject to risks and uncertainties. Such forward-looking statements include (a) expectations and estimates as to the Company's future financial performance, including growth and opportunities for growth in revenues, net income and cash flow; (b) estimated and targeted annual unit sales, sales prices, and margins and (c) those other statements preceded by, followed by or that include the words "believes," "expects," "intends," "anticipate," "potential" or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in this Annual Report, could affect the Company's future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the inability to generate growth in revenues and net income; (b) the inability to generate sufficient cash flows from operations to fund capital expenditures and debt service; (c) unanticipated capital expenditures, including costs associated with real estate development prices; (d) unanticipated costs, difficulties or delays in completing or realizing the intended benefits of development projects; (e) adverse changes in current financial market and general economic conditions, including interest rate increases; and (f) actions by competitors.

     HOMESITE SALES.

     Finished homesites are typically sold to independent homebuilders, although some scattered homesites are sold to individuals, most notably in the Company's Cumberland Cove community in Tennessee, or are sold in bulk to investors and other end users. Most homesite sales are on a cash basis except for Cumberland Cove sales which are typically sold for a down payment of 10% to 20% with an interest bearing note and deed of trust securing the balance of the purchase price with a term of ten years. The Company divides its homesite sales into two categories - subdivision and scattered. Subdivision homesites are generally located in Florida's primary real estate markets and represent contiguous homesites in subdivisions with entrance features and other amenities which could include lakes, parks, or other recreational facilities. Scattered homesites are generally located in secondary real estate markets, representing land assets inherited from the Predecessor Company (see "History" below). Scattered homesites typically do not have associated amenities.

     The table below sets forth certain information regarding homesite sales for the three years ended December 31, 1996.


                                        Homesite Sales Summary
                                        (dollars in thousands)

                                1996                       1995                     1994
                      -----------------------    ---------------------     ----------------------
                       Homesites     Amount      Homesites     Amount      Homesites       Amount
Subdivision
  Julington Creek           176      $ 7,574          209      $ 7,549          169      $ 5,505
  Lakeside Estates          258        4,191          160        2,605           25          400
  Sanctuary                 151        2,561           --           --           --           --
  Windsor Palms             306       12,467           --           --           --           --
  West Meadows               64        1,698           --           --           --           --
  Sabal Trace                15          599           --           --           --           --
                        -------      -------      -------      -------      -------      -------

Total-Subdivision           970       29,090          369       10,154          194        5,905

Scattered                 2,903       14,820        1,936       13,952        1,278        9,135
                        -------      -------      -------      -------      -------      -------

Total                     3,873      $43,910        2,305      $24,106        1,472      $15,040
                        =======      =======      =======      =======      =======      =======


SUBDIVISION HOMESITE SALES

     During 1993, the Company began acquiring interests in or ownership of property in Florida's primary real estate markets as part of its overall business plan to become the leading supplier of finished homesites to builders in Florida's fastest growing markets. During 1996, the Company began evaluating the potential acquisitions of properties in other primary markets outside of Florida, including Cary, North Carolina, located near Raleigh/Durham, North Carolina. The Company is currently evaluating opportunities in other primary market areas in the Southeast, including Atlanta, Charlotte, and Dallas. The Company reduces the exposure corresponding to carrying a substantial inventory of land by developing new subdivisions in multiple phases and by incurring hard development costs only when all or substantially all of the homesites in a phase are under contract with third party homebuilders.

     Gross margin represents the difference between the Company's real estate revenue and related cost of sales. Targeted gross margin percentages for the Company's subdivision homesite sales generally range between 20% and 30%. As discussed in Management's Discussion and Analysis of Results of Operations, the Company's actual gross margins have suffered due to the Company's high weighted average cost of capital and delays in obtaining development financing, both of which are attributable to the historically high debt to equity ratios. Due to the significant demand in most of the subdivision homesite market areas, the Company does not anticipate a substantial marketing effort to achieve its anticipated annual sales levels and estimates its selling costs as a percentage of revenues to range from 5% to 10%.

     The table below summarizes the Company's subdivision homesite inventory by market area as of December 31, 1996.

                                          Subdivision Homesite Inventory
                                          ------------------------------


                                               (in number of homesites)                       (in acres)
                                 ----------------------------------------------------      ----------------
                                                      Homesites
                                    Buildable           Under             Total               Additional
Market Area                         Homesites        Development        Homesites               Acreage*
-----------                         ---------        -----------        ---------              --------
Orlando Area
   Lakeside Estates                     89               169                258                    122
   Sanctuary                            19                 -                 19                      -

Broward County
   Windsor Palms                       102                 -                102                      -

Tampa Bay Area
   West Meadows                        148                99                247                    950

North Port Area
   Sabal Trace                          92                 -                 92                    107

Naples Area
   Estero Pointe                         -                 -                  -                    326
                                       ---               ---               ----                  -----

Total                                  450               268                718                  1,505
                                       ===               ===               ====                  =====

--------------

     * Represents tract acreage which the Company currently intends to develop as subdivision homesites.


     As of December 31, 1996 and 1995, the Company had pending subdivision homesite sales contracts totalling approximately $15.2 million (616 homesites) and $29.3 million (950 homesites), respectively.

Orlando Area

     Lakeside Estates. In February 1994, the Company acquired approximately 245 acres in a community known as Lakeside Estates, situated approximately seven miles south of Orlando International Airport, near the Florida Turnpike. The total acquisition price for the property was approximately $7 million (including $1 million of prepaid impact fees), of which $3.5 million was paid in cash and $3.5 million was financed through a $7.8 million acquisition and development loan.

     In February 1995, the Company acquired an additional 50 acres in this community for approximately $3.2 million (including approximately $500,000 of prepaid impact fees). Approximately $1 million of the acquisition price was paid in cash and the $2.2 million balance was financed through a $2.2 million increase to the existing $7.8 million acquisition and development loan. The combined acreage is approved for 1,389 residential homesites which are fully permitted for development.

     The first homesites in this project were sold in late 1994. The Company anticipates this project will produce annual sales of approximately 200 - 250 homesites with sales prices ranging from $16,500 to $23,000. As of December 31, 1996 and 1995, the Company had pending sales contracts for $5.3 million (306 homesites) and $7.4 million (370 homesites), respectively. Substantially all of the homesites under development are under contract with third party homebuilders.

     Sanctuary. In October 1994, the Company purchased a 50% joint venture interest in a mortgage receivable for $1.6 million. The mortgage receivable encumbered approximately 409 homesites in a subdivision known as the Sanctuary located approximately 10 miles east of Orlando. The joint venture completed a foreclosure proceeding on the property in mid-1995. The Company accounted for the Sanctuary joint venture under the equity method until August 1996, at which time the Company purchased its partner's interest in the joint venture for approximately $1.0 million.

     In December 1996, the joint venture sold 151 of the remaining 170 homesites in this project for $2.6 million. The remaining 19 homesites were under contract for $323,000 as of December 31, 1996. The Company has recovered all costs associated with the purchase of this property.

     Falcon Trace. In April 1996, the Company acquired approximately 390 acres in southeast Orlando for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property. This project, known as Falcon Trace, is currently being permitted for approximately 900 homesites. In December 1996, and as amended in March 1997, the Company and Cypress agreed to a restructuring in which title was transferred into Falcon Trace Partners Limited Partnership ("Falcon Trace Partnership") of which the Company is a limited partner. The Company contributed its net investment in the project and its partner, Falcon Trace-Cypress Limited Partnership, contributed all of its right, title and interest to the mortgage on the property. The Company has a 65% interest in the Falcon Trace Partnership after expenses and fixed returns to the partners.

Broward County

     Windsor Palms. In October 1994, the Company purchased approximately 200 acres of residential property in southwest Broward County, just east of the Interstate 75/Miramar Parkway interchange. The purchase price was $4.5 million, of which $1.3 million was paid in cash and the remaining balance was financed through the seller. This project, known as Windsor Palms, is a 408-unit gaited community, featuring

26 acres of lakes, a 48-acre conservation area and a 1.5-acre recreation area. Windsor Palms' phased development is consistent with the Company's plan to incur hard development costs only when all or substantially all of the subdivision homesites are under contract with third party homebuilders. The property is fully permitted. In 1996, the Company sold 306 homesites for $12.5 million in Windsor Palms. As of December 31, 1996, there were no homesites under contract with third party homebuilders, however, the remaining 102 homesites are anticipated to be sold and closed in 1997.

     Sunset Lakes. The Company is a party to a joint venture arrangement formed to plan, finance, develop and sell approximately 1,950 acres located in southwest Broward County, approximately three miles west of the Interstate 75/Pines Boulevard interchange. The Company has designed a plan for this parcel which will allow construction of approximately 1,800 single family and multi-family units. The Company is close to obtaining all required permits and approvals to implement this plan. The Company will develop this property in phases and will expend development costs when substantially all of the homesites in a phase are under contract with third party homebuilders. As of December 31, 1996, the Company had pending sales contracts for approximately 786 homesites, inclusive of options, for $39.2 million which are subject to a variety of customary conditions, including the Company successfully obtaining all required permits and approvals. The anticipated overall gross profit margin is approximately 30%. The Company's percentage interest in the profits and losses of the partnership is 65%. In addition, the Company is entitled to a fee equal to 4% of the development costs, as defined in the Sunset Lakes joint venture agreement.

     Country Lakes. In September 1995, the Company became a limited partner of Country Lakes, Ltd., a Virginia limited partnership (the"partnership") formed to acquire, plan, develop and market approximately 1,750 acres located in Dade and Broward counties, Florida, formerly known as Viacom/Blockbuster Park. This unique joint venture arrangement does not require the Company to make any substantial cash investment but capitalizes on the Company's planning and community development expertise. This venture and the premier location of the property are consistent with the Company's goal to produce superior returns for shareholders by becoming the leading supplier of finished homesites to homebuilders in Florida's fastest growing markets while avoiding the exposure associated with carrying a substantial inventory of land. The Company accounts for the partnership under the equity method. The anticipated overall gross profit margin is approximately 45%. During 1996, this partnership sold 312 acres for $7.5 million and generated a net profit to the Company of $251,000. Subject to the partner's minimum return, the Company's percentage interest in the profits of the partnership is 20 to 25%. In addition, the Company entered into a development management agreement with the Partnership to provide day-to-day management, development, marketing and sales coordination. The Company is entitled to receive compensation of 3.5% of all gross revenues as defined in the partnership agreement.

Tampa Bay Area

     West Meadows. In February 1995, the Company acquired approximately 900 acres located in the northeastern part of the Tampa Bay area for $5 million, of which $1.5 million was paid in cash and the balance of $3.5 million was financed through a mortgage securing the property. In April 1996, the Company acquired an additional 240 acres of this project for approximately $2.1 million, of which $1.8 million was financed by the seller through a note secured by a mortgage on the property. The combined acreage in the West Meadows project of approximately 1,140 acres is permitted for approximately 1,300 homesites. The property is being developed in phases and hard development dollars are expended only when substantially all of the homesites in a phase are under contract with third party homebuilders. As of December 31, 1996, the Company had 291 homesites under contract for approximately $9.6 million. Beginning in 1997, this project is projected to generate approximately 150 - 200 homesites sales annually, with sales prices ranging from $23,000 to $33,000. Substantially all of the homesites under development are under contract with third party homebuilders.

North Port Area

     Sabal Trace. The Company has obtained required permits for this 164-acre tract which was selected from the Company's existing inventory, located adjacent to the Sabal Trace golf course in the community of North Port. The Company plans to develop 107 homesites and sell the remaining 107 acres in bulk. The homesites in this project, known as Sabal Trace, are designed and priced to meet demand for mid-range priced residences for the "move-up" and retirement markets. Development of the 107 homesites, began in the fourth quarter of 1995. In 1997, annual sales levels for the first phase are projected at approximately 50 homesites, with sales prices ranging from $37,000 to $44,000.

Naples Area

     Estero Pointe. During 1995 and 1996, the Company purchased approximately 326 acres of residential property in Naples, Florida, which is in southwest Florida, from various sellers for approximately $6.0 million of which $2.4 million was financed by the sellers through notes secured by mortgages on the properties. The Company is planning to assemble a total of approximately 879 acres in this project, known as Estero Pointe, which is anticipated to yield approximately 313 single family homes and 744 multi-family homes. The Company anticipates converting its ownership of this project to a joint venture with a third party capital partner.

North Carolina

     Panther Creek. In December 1996, the Company became a limited partner of Panther Creek-Raleigh, Limited Partnership (the "Panther Creek Partnership"), a North Carolina limited partnership formed to acquire and develop an $8.0 million residential real estate tract consisting of approximately 660 acres located near Raleigh/Durham North Carolina. The property, planned for 822 single family homes and up to 310 multi-family homes, is located adjacent to the Research Triangle Park in the town of Cary, North Carolina. Panther Creek represents the Company's first new residential project outside the Florida market. This joint venture arrangement does not require the Company to make any substantial cash investment but capitalizes on the Company's planning and community development expertise. The Company's interest in the net cash flows of this partnership is 40%. In addition, the Company entered into a development management agreement with the Panther Creek Partnership to provide development and marketing services to the partnership pursuant to which the Company is entitled to receive compensation of 2% percent of all project revenues as defined in the partnership agreement.

SCATTERED HOMESITE SALES

     The Company has a substantial inventory of developed lots which have all required road and drainage improvements ("Homesites"). Homesites are considered buildable if they are in areas where well and septic systems can be utilized or have central utility service improvements required for a purchaser to obtain a building permit ("Buildable Homesites").

     The table below summarizes the Company's scattered Homesite sales by market area for the three years ended December 31, 1996.


                        Scattered Homesite Sales Summary
                             (dollars in thousands)

                                       1996                     1995                   1994
                             ----------------------   ---------------------   -------------------
Market Area                  Homesites       Amount   Homesites      Amount   Homesites    Amount
-----------                  ---------       ------   ---------      ------   ---------    ------
Treasure Coast Area
 Port St. Lucie                  297      $ 1,716         65        $ 1,099        63      $  663

Melbourne Area
 Port Malabar                  1,305        3,425      1,114          5,362       245       2,023
 Other Communities                60          579        163          1,244       303       2,203

Other Areas
 Port Charlotte                  846        3,600        167            926       211       1,114
 North Port                       97          566        123            371       285       1,873
 Port LaBelle                      9           52          5             41        42         324
 Silver Springs Shores            76          558        105            727       123         831
 Cumberland Cove                 213        4,324        194          4,182         6         104
                               -----      -------      -----        -------     -----      ------

     Total                     2,903      $14,820      1,936        $13,952     1,278      $9,135
                               =====      =======      =====        =======     =====      ======

     As of December 31, 1996 and 1995, the Company had pending scattered Homesite sales contracts totalling approximately $1.2 million (475 homesites) and $4.4 million (869 homesites), respectively.

     Scattered homesite sales increased in 1996 due to a 50% increase in the number of homesites sold, partially offset by a 29% decrease in the average sales price principally due to an increase in bulk sales of scattered homesites. Scattered homesite sales in 1997 are expected to be in the $10 million to $12 million range, with a targeted gross margin of approximately 40% in Cumberland Cove and 20% in all other areas, except for bulk homesites sales which generally have lower gross margins. The Company will continue to attempt to supplement scattered homesite sales with bulk sales in accordance with its plan to accelerate the sale of assets in secondary real estate markets. The Company's marketing and other selling costs for homesites sold to homebuilders, using in-house sales staff or brokers, generally range from 15% to 25% of the related revenues. Marketing and other selling costs for Cumberland Cove are expected to range from 50% to 60% due to recently implemented marketing programs which have generated an increase in sales activity in this community.

     The table below summarizes the Company's scattered Homesite inventory by market area as of December 31, 1996.

                      Scattered Homesite Inventory Summary
                                 (in homesites)

                             Standard     Other    Buildable       Other
                            Buildable   Developed   Reserved     Restricted    Total
Market Area                 Homesites    Lots(1)  Homesites(2) Homesites(3)  Homesites
-----------                 ---------   --------  ------------ ------------  ---------
Treasure Coast Area
  Port St. Lucie                373          57         346         102         878

Melbourne Area
  Port Malabar                  907          71       1,807       2,104       4,889
  Other Communities             229          --          54          21         304

Other Areas
  Port Charlotte                509         107       2,185         356       3,157
  North Port                  3,131          47       1,761         155       5,094
  Port LaBelle                   81          --          86       1,774       1,941
  Silver Springs Shores       2,645          97         237         323       3,302
  Cumberland Cove               323          --           1          11         335
                             ------      ------      ------      ------      ------

Total                         8,198         379       6,477       4,846      19,900
                             ======      ======      ======      ======      ======

     ------------
(1)  Includes commercial/industrial and other premium lots.

(2) Includes 6,000 lots held for Utility Reserves (see "Receivable Portfolio Management" below) and other portfolio management use.

(3) Represents Homesites which may not be Buildable Homesites due to lack of utility availability or engineering or title issues, and may only be sold under certain conditions.

     Summarized below is information regarding the Company's significant communities in each market area.

Treasure Coast Area

     Port St. Lucie. Port St. Lucie is located in southern St. Lucie County between the cities of Fort Pierce and Stuart in Florida's Treasure Coast area. The community is served by three major highways -- U.S. 1, Interstate 95 and the Florida Turnpike. The original Port St. Lucie development forms most of what is now the city of Port St. Lucie which was incorporated in 1961. The city has approximately 48,700 acres containing an estimated 70,000 platted lots and 24,500 homes. Commercial development, including a number of hotels, strip shopping centers, and a regional mall, is concentrated along U.S. 1 and at the Interstate 95 and Florida Turnpike interchanges.

Melbourne Area

     Port Malabar. Port Malabar is located on the east coast of Florida, primarily within the City of Palm Bay, in a rapidly growing portion of southern Brevard County. The community is served primarily by U.S. 1 and by three east/west arterials, Palm Bay Road, Port Malabar Boulevard and Malabar Road. Each arterial has a full interchange at Interstate 95, providing direct linkage to south Florida and the northeastern United States. The City of Palm Bay has a current population of approximately 75,000 permanent residents.

     Other Communities. The Company owns additional inventory in the following smaller Florida communities: (i) Port St. John, located in Brevard County, approximately six miles north of Cocoa, Florida; (ii) Sebastian Highlands, located within the City of Sebastian, approximately 12 miles north of Vero Beach, Florida and (iii) Vero Beach Highlands/Vero Shores, located approximately five miles south of Vero Beach.

Other Areas

     Port Charlotte. Port Charlotte is located in northern Charlotte County, halfway between Fort Myers and Sarasota. This community is served by U.S. 41 and Interstate 75. Development began in the mid 1950's and is comprised of approximately 47,000 acres. Port Charlotte has a current population of approximately 90,000 permanent residents.

     North Port. North Port is located north of Port Charlotte in Sarasota County, also by U.S. 41 and Interstate 75. This community was incorporated in 1959 and consists of approximately 76 square miles. Geographically, North Port is the third largest city in size in the state, but only has a population of approximately 15,000 residents.

     Port LaBelle. Port LaBelle, originally planned as a 31,500-acre residential community, is located in Hendry and Glades counties in southwest Florida, approximately 35 miles east of the City of Ft. Myers and Interstate 75. It has a current population of approximately 2,400 residents. The Company converted approximately 22,000 acres of its inventory in this community from residential to agricultural use (see "Tract Sales" below).

     Silver Springs Shores. Silver Springs Shores, a 17,300-acre community, is located in the southeastern Ocala area. This community has a current population of approximately 11,000 residents.

     Cumberland Cove. Cumberland Cove, a 21,700-acre community, is located in the plateau of the Cumberland Mountains midway between Nashville and Knoxville, Tennessee near Interstate 40. The wooded area features a variety of large lake and bluff view lots suitable for building vacation and retirement homes. The community includes 135 homes, a nine hole golf course and a small commercial area.

     TRACT SALES.

     The Company's most significant recurring revenue source during the past three years has been from the sale of commercial/industrial, undeveloped residential, institutional and agricultural tracts ("Tracts") to both governmental and private users and third party investors. The Company sells Tracts either for cash or with seller financing typically structured with a minimum 20% cash down payment with an interest-bearing note and mortgage securing the balance of the purchase price which note typically matures within three to five years. During 1996 and 1995, approximately 75% and 80%, respectively, of the Company's aggregate Tract sales were for cash.

     As part of the Company's comprehensive plan approved by the Board of Directors in July 1995, the Company formed a new division, Atlantic Gulf Land Company, to focus on the liquidation of Predecessor assets. This focus is consistent with the Company's goal of liquidating Predecessor assets, paying off debt, and reducing overhead. Brian A. McLaughlin was hired as the president of Atlantic Gulf Land Company. Mr. McLaughlin has extensive experience in real estate dispositions.

     Tracts are marketed both by the Company's employees and by independent brokers. Due to variations in the timing and size of the Tracts being sold, revenue from Tract sales may vary significantly from quarter to quarter. As of December 31, 1996 and 1995, the Company had pending Tract sales contracts totalling approximately $18.1 million (6,686 acres) and $25.8 million (4,105 acres), respectively.

     The reduction in pending tract sales is consistent with the Company's liquidation of Predecessor assets and shift to subdivision homesite sales in primary markets.

     The table below summarizes the Company's Tract sales by market area for the three years ended December 31, 1996.

                               TRACT SALES SUMMARY

                             (DOLLARS IN THOUSANDS)

                          YEAR ENDED DECEMBER 31, 1996

                                Commercial/          Undeveloped
                                Industrial           Residential            Institutional      Agricultural             Total
                              ---------------      ----------------       ----------------     ------------       -----------------
Market Area                   Acres    Amount      Acres     Amount       Acres     Amount   Acres     Amount     Acres     Amount
-----------                   -----    ------      -----     ------       -----     ------   -----     ------     -----     ------
Jacksonville Area
  Julington Creek                42    $   164      2,923    $11,438         --    $    --    -    $      --      2,965    $11,602

Broward County
  Summerchase                    --         --        320      9,000         --         --    -           --        320      9,000

Tampa Bay Area
  West Meadows                   --         --         34      1,333         --         --    -           --         34      1,333

Treasure Coast Area
  Port St. Lucie                206      1,796      2,309      8,777        254      1,344    -           --      2,769     11,917

Melbourne Area
  Port Malabar                  150      1,140        174      1,893          5         43    -           --        329      3,076
  Other Communities              70        775        274      1,280          3          8    -           --        347      2,063

Other Areas
   Port Charlotte               498      8,109        426      5,068        186        580    -           --      1,110     13,757
   North Port                   194      2,384        485      1,653         94        678    -           --        773      4,715
   Port LaBelle                  10        159          4         36         --         --    -           --         14        195
   Silver Springs Shores        345        630      1,393      2,080        335        493    -           --      2,073      3,203
   Cumberland Cove               --         --      4,083      1,832         --         --    -           --      4,083      1,832
                            -------    -------    -------    -------    -------    -------    -    ---------    -------    -------

Total                         1,515    $15,157     12,425    $44,390        877    $ 3,146    -    $      --     14,817    $62,693
                            =======    =======    =======    =======    =======    =======    =    =========    =======    =======

                          YEAR ENDED DECEMBER 31, 1995

                                 Commercial/          Undeveloped
                                 Industrial            Residential         Institutional       Agricultural            Total
                              ----------------      ----------------      ----------------    ----------------     ---------------
Market Area                   Acres     Amount      Acres     Amount      Acres     Amount    Acres     Amount     Acres    Amount
-----------                   -----     ------      -----     ------      -----     ------    -----     ------     -----    ------
Treasure Coast Area
  Port St. Lucie                 65    $   817        392    $ 2,874         81    $   691       --   $   --        538    $ 4,382

Melbourne Area
  Port Malabar                   47      1,931        761        950          4         26       --       --        812      2,907
  Other Communities              16        210        161        776          3         36       --       --        180      1,022

Other Areas
   Port Charlotte                69      1,856      1,763      5,768        634      1,515       --       --      2,466      9,139
   North Port                   198      1,589      2,566      3,906         98        389    5,980    6,324      8,842     12,208
   Port LaBelle                  --         --         --         --         --         --    1,116    1,381      1,116      1,381
   Silver Springs Shores          4         16         --         --         --         --       --       --          4         16
                            -------    -------    -------    -------    -------    -------    -----    -----    -------    -------

Total                           399    $ 6,419      5,643    $14,274        820    $ 2,657    7,096   $7,705     13,958    $31,055
                            =======    =======    =======    =======    =======    =======    =====   ======    =======    =======


                          YEAR ENDED DECEMBER 31, 1994

                                 Commercial/           Undeveloped
                                 Industrial            Residential          Institutional     Agricultural             Total
                             ------------------     ----------------      ----------------  ----------------      ----------------
Market Area                  Acres       Amount     Acres     Amount      Acres     Amount  Acres     Amount      Acres     Amount
-----------                  -----       ------     -----     ------      -----     ------  -----     ------      -----     ------
Treasure Coast Area
  Port St. Lucie                 55    $ 1,897        442    $ 3,335         34    $   381     --    $    --        531    $ 5,613

Melbourne Area
  Port Malabar                   10        397      1,183      2,502        116      4,024     --         --      1,309      6,923
  Other Communities               9        788        123        739         --         --     --         --        132      1,527

Other Areas
  Port Charlotte                107      7,274         45        531          9         54     --         --        161      7,859
  North Port                    161        961        450      1,405         14         83     --         --        625      2,449
  Port LaBelle                   --         --         --         --          4         18    872      1,003        876      1,021
  Silver Springs Shores           8        380          6         37          2         24     --         --         16        441
  Cumberland Cove                --         --         97         60         --         --    287        113        384        173
                            -------    -------    -------    -------    -------    -------  -----    -------    -------    -------

Total                           350    $11,697      2,346    $ 8,609        179    $ 4,584  1,159    $ 1,116      4,034    $26,006*
                            =======    =======    =======    =======    =======    =======  =====    =======    =======    =======

   * Amount excludes a $213,000 reduction in real estate sales which resulted from discounting the purchase money mortgage notes received in 1994 to yield prime plus 3% at the time of closing of the transactions. See Note 4 of the Notes to Consolidated Financial Statements.

     The table below summarizes the Company's Tract acreage by market area and current approved land use as of December 31, 1996.

                             Tract Inventory Summary
                                   (in acres)


                           Commercial/ Undeveloped
Market Area                Industrial  Residential Istitutional Agricultural  Total
-----------                ----------  ----------- ------------ ------------  -----
Treasure Coast Area
   Port St. Lucie               182       1,495         509          --       2,186

Melbourne Area
   Port Malabar                 321       1,670         851          --       2,842
   Other Communities             --         410          30          --         440

Other
   Port Charlotte               143         784       1,107          --       2,034
   North Port                 1,012         923         597          --       2,532
   Port LaBelle                 235         759         430      20,035      21,459
   Silver Springs Shores         31          70          70          --         171
   Cumberland Cove               --         685       1,840          --       2,525
                             ------      ------      ------      ------      ------

Total                         1,924       6,796       5,434      20,035      34,189
                             ======      ======      ======      ======      ======


     The acreage owned by the Company will either be sold as is, sold in bulk after approval of new land uses or development designs or developed and used in the Company's homesite operations. See "Homesite Sales" for a description of each location.

     Some of the more significant development activities affecting Tract inventory for 1997 are as follows:

     Port LaBelle Agricultural Acreage. In recent years, southwest Florida has become the center for production of new citrus groves in Florida because of its climatically desirable location. During the mid-to-late 1980's, Hendry, Glades, Collier, Lee and Charlotte Counties experienced substantial growth in citrus grove development, with aggregate planting of approximately 10,000 to 12,000 acres of groves annually.

     The Company determined that the highest and best use for substantially all of its remaining undeveloped residential Port LaBelle acreage was to convert it to agricultural use. In 1992, the Company began efforts to replan and obtain permits to convert approximately 22,000 acres to citrus grove and other agricultural uses. During 1993, the Company completed the water use permitting process and created 23 separate agricultural basins ranging from approximately 300 to 2,300 acres per basin. In late 1994, the Company received final approval for the sale of this property. The Company sold 872 acres in 1994 and 1,116 acres in 1995, with the remaining balance of approximately 20,000 acres anticipated to be sold in the near term. The Company's targeted gross margin for this property is approximately break even.

     River Trace. The Company expects to sell the remaining 1,210 acres of a parcel known as River Trace in 1997 for approximately $5.0 million. This parcel is located in Port St. Lucie immediately north of the Martin County line and east of the Florida Turnpike and is zoned as golf course residential property.

     Historical averages of the per acre tract sales price within a particular zoning category are not necessarily indicative of expected sales values to be achieved in the future. The average sales prices per acre for tracts can vary significantly based on numerous factors which include general real estate market conditions, location within the market area, stage of development, environmental conditions and the number of net usable acres. Tract sales are expected to increase in the near term due to the Company's plan to aggressively market assets located in secondary real estate markets. A targeted gross margin of 5-10% is estimated for all acreage other than the Port LaBelle agricultural tracts.

     RESIDENTIAL SALES

     Residential sales include construction and sale of single family homes and condominium units. The Company has historically constructed single family homes. However, in mid-1995, the Company decided to begin phasing out its single family home business in Predecessor communities and substantially completed the withdrawal from this business in 1996. During 1993, the Company entered the luxury condominium market through the acquisition of a parcel on Hutchinson Island, Florida. Consistent with the Company's business plan, the Company entered the luxury condominium market to increase revenues and improve the profitability of its residential sales operation.

     All of the Company's residential sales are for cash. All purchasers requiring financing obtain loans from independent financial institutions. Most of the Company's residential sales are generated through local marketing programs using an in-house sales staff and local brokers.

CONDOMINIUM SALES

     During 1993, the Company was presented with an opportunity to enter the luxury condominium market through the purchase of Regency Island Dunes (see below). The Company strengthened its position in this market, with the addition of the Ocean Grove condominium project in January 1995. This segment of the residential construction market appears to have the potential to become a profitable business line for the Company, with targeted gross margins of 20% to 25%. The Company markets this product locally, augmented by some regional and national advertising. Generally, the Company will begin construction of a condominium phase on a fixed price contract with independent general contractors only after approximately 50% of the units in that phase have been pre-sold with non-refundable earnest money deposits.

     Regency Island Dunes. In 1993, the Company acquired this parcel located on Hutchinson Island, Florida for approximately $4.1 million in cash. Hutchinson Island is located in St. Lucie County, 40 miles north of Palm Beach and five miles east of Port St. Lucie. The property, known as Regency Island Dunes, is part of Island Dunes, a golf course and condominium community with 2,700 feet of frontage on both the Atlantic Ocean and the Intracoastal Waterway. This parcel is permitted for construction of two 72-unit high rise condominium buildings. The revenues associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method and are summarized as follows for the years ended December 31 (in thousands of dollars):


                                                      1996              1995
                                                      ----              ----
  Condominium sales - Regency Island Dunes:
    First building                                    $ 3,008          $17,989
    Second building                                    14,801                -
                                                      -------          -------
  Total condominium sales                             $17,809          $17,989
                                                      =======          =======


The revenues of approximately $18 million in 1995 were derived from 61 units under contract in the first building as of December 31, 1995 and construction on the first building 97% complete. The condominium revenues of $3.0 million in the first building in 1996 represent the incremental revenue earned upon the completion of 59 of these 61 units in 1996 and the sale and closing of an additional eight units in 1996. The revenues of approximately $14.8 million in the second building in 1996 were derived from 56 units under contract in the second building as of December 31, 1996 and construction on the second building 79% complete. Additional revenues and profits will be recorded as the construction progresses and more units are sold. The Company anticipates that construction of the second building will be completed during the first half of 1997 and that all 72 units in the second building will close in 1997. See Item
3. - "Legal Proceedings".

     Ocean Grove. In January 1995, the Company acquired a two-acre parcel in a six-acre project known as Ocean Grove. In June 1995, an unaffiliated third party acquired a 50% joint venture interest in this project for $3.8 million, $1.8 million of which was paid in June 1995 and $2 million of which was paid in January 1996, when the joint venture acquired the remaining four acres for $2.2 million in cash. The project was planned to encompass 162 luxury oceanfront condominiums consisting of three, six-story towers, located in the City of Jupiter in Palm Beach County, Florida. Presales of the first proposed building in the 1995 - 1996 season were disappointing and the joint venture is currently in the process of replanning and repermitting the site.

SINGLE FAMILY HOME SALES

     As mentioned above, the Company in 1995 decided to begin phasing out its single family home sales operation in Predecessor communities and substantially completed the withdrawal during 1996. The Company may seek to re-enter the single family home business in primary market areas where this business would complement current or potential land development activities. The Company may seek to acquire demonstrated homebuilding expertise in order to re-enter the single family home construction business.

     The table below summarizes the Company's single family home sales by market area for the three years ended December 31, 1996.

                            Single Family Home Sales
                             (dollars in thousands)


                                    1996                    1995                 1994
                                    ----                    ----                ----
Market Area                    Units      Amount       Units     Amount      Units   Amount
-----------                    -----      ------       -----     ------      -----   ------
Treasure Coast Area
   Port St. Lucie               12       $1,213         28       $3,402        25    $ 3,097

Melbourne Area
   Port Malabar                 11          833         24        2,289        28      2,588
   Hidden Glen at Suntree        -            -          9          833        22      2,015

Other Areas                     13        1,107         48        3,229        37      3,767
                               ---       ------        ---       ------       ---   --------

       Total                    36       $3,153        109       $9,753       112    $11,467
                               ===       ======        ===       ======       ===    =======

     The Company's single family home inventory as of December 31, 1996 consisted of three completed units, none of which were under contract as of December 31, 1996. As of December 31, 1995, the Company had pending sales contracts of approximately $2.7 million representing 30 units. The decline in pending sales contracts in 1996 corresponds to the Company's exit from its single family home sales operations.


OTHER BUSINESSES

     The Company has entered into several contracts to provide development and/or administrative management services. These services are to be provided to certain joint ventures in which the Company has a joint venture interest. The Company will receive a fee equal to 4% of the development costs as defined in the Sunset Lakes joint venture agreement. The Company is entitled to receive compensation of 2% of all project revenues, as defined in the Panther Creek development agreement, for development and marketing services provided to this venture. The Company entered into a development management agreement with the purchaser of its Julington Creek Plantation project and is entitled to receive 1% of all gross revenues as defined in the agreement. Country Lakes, Ltd. will pay the Company 3.5% of all gross revenues for services to the venture including day-to-day management, development, marketing, and sales coordination. The Company's income from services will be deferred to the extent of the Company's ownership percentage. Any income deferred will be recognized as the venture recognizes sales revenue from third parties.

     Special Opportunities. The Company will, under certain circumstances, undertake special opportunities outside its normal operations. For example, in 1993, the Company entered into a Sino-Foreign equity joint venture with a quasi-governmental entity in the City of Nanjing, China (the "Ya Dong JV"), giving the Company a 50% joint venture interest. The Ya Dong JV provides for the phased development of approximately 4,000 agricultural acres located within the city limits of Nanjing into a new, mixed-use city center. The Chinese partner's capital contribution is the land use rights for the property and the Company's capital contribution is up to $10 million. As of March 29, 1997, the Company had contributed approximately

$6.0 million to the Ya Dong JV. The Company is actively pursuing financing for the project. Such financing is anticipated to include a development loan for the first phase of residential and industrial development, and may also include a sale of a portion of the equity held by either or both of the JV partners. The Company does not anticipate making any material capital contributions in 1997. The Company has made a proposal to its joint venture partner to transfer 35% of its 50% interest in the joint venture to its partners in return for a note receivable in the amount of $2.25 million. The Company would retain a 15% interest in the joint venture. Due to the uncertainty associated with the collection of this proposed receivable, the Company established an inventory valuation reserve in the amount of $1.9 million. Consequently, the Company's net investment in the joint venture is carried at $0.

     Receivable Portfolio Management. The Company is actively engaged in the management and collection of a portfolio of homesite contracts receivable originated by the Predecessor Company's homesite installment sales program (the "Homesite Contracts Receivable"). The Company collected for its own account a total of approximately $7.0 million in principal and interest payments on the Homesite Contracts Receivable during 1996. As of December 31, 1996, the portfolio of Homesite Contracts Receivable had a remaining face value of $11.8 million. In January 1997, the Company closed on a $7.5 million financing of a portion of its contracts receivable portfolio. See Notes 3 and 9 of the Notes to Consolidated Financial Statements. The Company also services a land mortgage receivable portfolio with a face value of $34.2 million as of December 31, 1996, which was generated in connection with the Company's Tract sales line of business. In addition, the Company also services approximately $533,000 of Homesite Contracts Receivable for others.

     Pursuant to certain reorganization-related agreements between the Predecessor Company and the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums and Mobile Homes (the "Division of Florida Land Sales") concerning homesite purchasers who have received or will receive deeds in connection with the Predecessor Company's homesite sales program, the Company established a series of trust accounts (collectively, the "Utility Trusts") and a "Utility Reserve" to provide additional Buildable Homesites to satisfy the Company's obligations to provide a Buildable Homesite to such purchasers when they are ready to construct a house. The Utility Trusts were funded with cash, shares of Atlantic Gulf's common stock and notes based on estimates of the costs of future improvement obligations. Beginning in 1994, the amount of cash, securities and Buildable Homesites set aside for such purposes was subject to review and adjustment. In December 1996, pursuant to a review of the Utility Trusts, it was determined that approximately $12.1 million in cash, $4.2 million of Unsecured 12% Notes and $2.0 million of Unsecured 13% Cash Flow Notes could be recovered from these trust accounts. See Notes 4 and 10 of the Notes to Consolidated Financial Statements. Approximately $2.7 million in cash, 204,600 shares of stock and a lot reserve of 6,000 lots remain in the trusts. The Company believes the remaining property currently held in trusts and reserves is more than sufficient to meet all future improvement obligations required under the terms of the settlements.

     Environmental Services. Environmental Quality Laboratory, Inc. ("EQ Lab"), a wholly owned subsidiary based in Charlotte County, Florida, is a full service ecological consulting firm and laboratory. It performs water and soil testing and environmental assessments for the Company and third parties, including both governmental and private entities. Characteristic services performed by EQ Lab for clients include acting as the primary surface water laboratory for three regional Water Management Districts (government) and performing environmental chemistry analyses for the Florida Concrete Products Association (industry), the Florida Sugar Cane Growers Co-op (agriculture) and numerous marina projects (development). EQ Lab also provides services to the Company and clients in the areas of hazardous substance testing and site remediation, endangered species management plans and wetlands identification and mitigation. EQ Lab's capabilities permit the Company to quickly and cost-effectively assess and address environmental concerns involving its existing real property assets and other properties it may seek to acquire.

     Utility Operations. During the Reorganization Proceedings (see "History" below) and the formulation of its new business plan, the Company determined that utility operations were not part of its core business and that its systems should be sold in due course to provide working capital to the Company. Over the past six years, the Company's seven largest utility systems were acquired by governmental entities, one of which was the subject of condemnation proceedings until a settlement was reached in March 1996. See Notes 7 and 12 of the Notes to Consolidated Financial Statements. During 1996, the Company disposed of its two remaining systems. In February 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000 and in June 1996, the Company sold its Julington Creek utility system for $6.0 million resulting in a gain of $696,000. As of December 31, 1996, the Company had no remaining interest in any utility assets.

     The table below summarizes significant utility financial and operating information for the three years ended December 31, 1996.

                                      Year Ended December 31,
                                       (dollars in thousands)

                                     1996        1995        1994
                                     ----        ----        ----
Operating revenues                  $1,004      $2,328      $2,886
Operating income (1)                $  289      $  205      $  619
Plant and equipment
 (at year end)(2)                   $   --      $9,953      $9,659
Total connections
 (at year end)                          --       3,184       4,272


     (1) Operating income represents income before taxes and interest expense, and excludes other income and expense items.


     (2) Net of contributions in aid of construction and accumulated depreciation.


     Other Operations. Other operations consist primarily of the leasing of non-residential acreage for pasture and farm use and the sale of excess fill dirt from Company-owned property.


REGULATION

     The Company's real estate operations are regulated by various local, regional, state and federal agencies. The extent and nature of these regulations include matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities. For certain of its projects in Florida and Tennessee, state laws and regulations may require the filing of registration statements and copies of promotional materials and numerous supporting documents and the delivery of an approved disclosure report to purchasers prior to the execution of a land sales contract. In addition to Florida and Tennessee, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations, under the Interstate Land Sales Full Disclosure Act, provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development ("HUD"). The Company's Homesite sales activities are also subject to the requirements of the Federal Consumer Credit Protection ("Truth-in-Lending") Act.

     Local, regional, state and federal laws, regulations and policies regarding the protection of the environment directly affect the Company and its business. The Company has permits for certain of its development projects, issued by a variety of governmental entities including local governments, regional water management districts within the State of Florida, the State of Florida Department of Environmental Protection, the U.S. Army Corps of Engineers and the U.S. Environmental Protection Agency. Ongoing permitting obligations may include a range of environmental, maintenance and monitoring obligations, including water quality monitoring, surface water management and wetlands mitigation. There is no assurance that all permits necessary to develop the Company's inventory in accordance with its plan can be obtained in the future.

     A small portion of the Company's land holdings contain residues or contaminants from current and past activities by the Company, its lessees, prior owners and operators of the properties and/or unaffiliated parties. Some of these areas have been the subject of cleanup action by the Company voluntarily or following the involvement of regulatory agencies. Additional cleanup in the future also may be required. The Company's business is subject to additional obligations under the environmental laws, relating to both ongoing operations as well as past activities. The Company believes, however, that its obligations under the environmental laws will not have a material adverse affect on its business, results of operations or financial position.

     Certain of the Company's Tract inventory is subject to permits and regulatory approvals which enhance the marketability of the property. In some cases, preserving the permits and approvals prior to sale could require additional development in the future, subject to growth thresholds such as traffic patterns. To the extent that the Company chooses not to undertake development work required by a permit or approval for a specific Tract within the indicated time period, the Company's targeted gross margins for that Tract could be adversely affected based upon a revised development plan or land use. The Company's current plan is to complete all required development obligations on a timely basis with available working capital, project financing or funds raised in connection with the formation of governmental taxing or assessment districts.


COMPETITION

     Real estate operations, particularly in Florida, are highly competitive. Competition with respect to tract sales of Florida real estate has been heightened by the general lack of available bank financing for real estate acquisition and development which reduces the number of buyers who have the financial resources and development expertise to transform these tracts into finished homesites. For Tract sales, the Company competes with other real estate sellers for developers/builders and other real estate investors on the basis of location, permitted uses, financing and price.

     The secondary Florida markets, where the Company's scattered homesite inventory is located, are also highly competitive. With respect to the sale of scattered homesites in the secondary Florida markets, there is a significant oversupply of buildable homesites developed by the Predecessor Company remaining on the market. Because the primary buyers for the scattered buildable homesites are small independent homebuilders, the Company competes for their business on the basis of price and location.

     In the development and sale of new homesite subdivisions, the Company has focused on acquiring new properties in Florida's primary markets and in selected primary markets in the Southeast. As discussed above in "Homesite Sales", the supply of finished lots in the targeted primary markets has been significantly reduced from its levels in recent years due to a combination of several factors, including a reduction in the capital available for the acquisition and development of new homesites and a reduction in the number of real estate developers active in new subdivision acquisition and development. Also, homebuilders are reluctant to acquire and develop finished homesites due to a lack of expertise and the substantial costs associated with carrying finished inventory. Nevertheless, the Company continues to compete on the basis of price, product and location with other developers and homebuilders in those markets.


EMPLOYEES

     As of February 28, 1997, the Company had approximately 141 full-time and 15 part-time employees. In addition, the Company employs on a daily basis such additional personnel as may be required to perform various other activities. The Company's relations with its employees are satisfactory and there have been no work stoppages.


HISTORY

     Atlantic Gulf and its predecessors have been operating as community developers in Florida since 1955. Atlantic Gulf's immediate predecessor, General Development Corporation (the "Predecessor Company" or "GDC"), was among the largest community developers in Florida. In 1990, the Predecessor Company and certain of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code (the "Reorganization Proceedings") to reorganize their businesses. Atlantic Gulf, as the successor company, emerged from the Reorganization Proceedings pursuant to a Plan of Reorganization (the "POR") that became effective on March 31, 1992 (the "POR Effective Date"). For further historical discussion of the Reorganization Proceedings, see Item 1. F. in the Company's 1992 Annual Report on Form 10-K. As of the POR Effective Date, Atlantic Gulf adopted a new charter and began developing a business plan for implementation by its new board of directors and management.


EXECUTIVE OFFICERS OF ATLANTIC GULF

     As of March 20, 1997, Atlantic Gulf's executive officers were as follows:

     J. Larry Rutherford, age 50, has been a director of the Company since January 1991, when he was also named the Company's President and Acting Chief Executive Officer. Mr. Rutherford was named Chief Executive Officer of the Company in March 1991. Mr. Rutherford joined the Company in September 1990 as its Executive Vice President-Operations. Before his employment with the Company, from May 1989 to August 1990, Mr. Rutherford served as President and Chief Executive Officer of Gulfstream Land & Development Corp. ("Gulfstream"), a Florida-based community development and homebuilding company. In this capacity, Mr. Rutherford was charged with restructuring $300 million in Gulfstream debt. Gulfstream actively developed seven large-scale mixed-use communities totalling 27,000 acres in Fort Lauderdale, Tampa, Jacksonville, Sarasota and Orlando, Florida; Atlanta, Georgia; and Richmond, Virginia. In addition, Gulfstream managed a homebuilding subsidiary which sold approximately 500 units per year. Prior to being named Gulfstream's Chief Executive Officer, Mr. Rutherford served Gulfstream as President and Chief

Operating Officer from 1986 until May 1989, and as Senior Vice President from 1982 until 1986. From 1974 to 1982, Mr. Rutherford worked in various real estate-related financial and operational capacities for Wintergreen Development, Inc. and the Cabot, Cabot & Forbes Company. In 1992, Mr. Rutherford was named as a defendant in a three-count Information filed by the State Attorney for Broward County, Florida. The charges in the Information, which include a charge of vehicular homicide, relate to an April 1991 traffic accident in which a passenger was killed. As of March 1997, no trial date has been scheduled. Following review of the circumstances surrounding this accident and the charges, Atlantic Gulf's Board of Directors has expressed its continuing confidence in Mr. Rutherford's ability to perform his duties as President and Chief Executive Officer.

     Thomas W. Jeffrey, age 37, has been the Company's Executive Vice President and Chief Financial Officer since October 1994. Mr. Jeffrey joined the Company in June 1991 as Senior Vice President - Law and Secretary and was named its General Counsel in September 1991. From August 1987 until joining the Company, Mr. Jeffrey practiced bankruptcy and securities law at the law firm of Wilmer, Cutler & Pickering, in Washington, D.C., and developed expertise in financial restructurings. From 1986 until 1987, Mr. Jeffrey was a law clerk to the Hon. Nathanial R. Jones, Judge on the United States Court of Appeals for the Sixth Circuit. From 1985 until 1986, Mr. Jeffrey was a law clerk to the Hon. Richard
A. Enslen, Judge on the United States District Court for the Western District of Michigan.

     Brian A. McLaughlin, age 54, joined the Company in July 1995 as president of Atlantic Gulf Land Company, a new division responsible for liquidating Predecessor assets. Prior to joining the Company, Mr. McLaughlin managed the design, development, operations and disposition of numerous resort, recreational and residential projects throughout the country for over 20 years. He has held management positions with FPA Corporation, The Hilton Head Company, Kapalua Land Company, Palm Beach Polo and Country Club, and most recently, with Palmas Del Mar in Puerto Rico.

     Jay C. Fertig, age 37, was promoted to Senior Vice President - National Land Sales in September 1994, prior to which he was the Company's Vice President
- National Land Sales since January 1990, having originally joined the Company in 1985. Mr. Fertig is responsible for the national marketing and sale of the Company's Tract and Scattered Homesite inventory. Mr. Fertig is a Florida licensed real estate broker.

     J. Thomas Gillette, III, age 52, was promoted to Senior Vice President - Community Development for North Florida in February 1996. Prior to that time, he served as Vice President and General Manager for the Company's Julington Creek and West Meadows projects since 1991. Prior to joining Atlantic Gulf, Mr. Gillette held the position of Vice President and General Manager for Westinghouse Treasure Coast Communities in Vero Beach, Florida for approximately two years where he directed all activities associated with a luxury residential project. During most of the 1980's, Mr. Gillette was President of the Northeast Florida Division for Gulfstream Land and Development Corporation. Previously, Mr. Gillette owned and operated a home building and brokerage company in Richmond, Virginia for seven years.

     Kimball D. Woodbury, age 45, will become Senior Vice President - Acquisitions effective April 1997 and will be responsible for evaluating potential land acquisitions. From July 1995 until March 1997, Mr. Woodbury was Senior Vice President - Community Development and was responsible for the Company's South Florida subdivision homesite projects. Mr. Woodbury served as Senior Vice President - Business Development from September 1994 until July 1995. Prior to that time, he served as the Company's Vice President - Planning and Business Development since December 1991 and has been with the Company in various land planning capacities since 1981. From 1976 until joining the Company, Mr. Woodbury worked in a variety of government planning positions and as a private development consultant. Mr. Woodbury is a member of the American Institute of Certified Planners.

     Callis N. Carleton, age 44, joined the Company in August 1995 as Vice President and Controller. Prior to joining Atlantic Gulf, Mr. Carleton held the position of Vice President and Chief Financial Officer for The Babcock Company. Mr. Carleton was associated with Centex Homes of Florida and Touche, Ross & Company, as well as being the principal of his own CPA firm. Mr. Carleton is a Certified Public Accountant and a Member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

     John H. Fischer, age 39, has been a Vice President of the Company since March 1992 and was appointed Treasurer in February 1994. Mr. Fischer has worked for the Company in various capacities since August 1988. Prior to joining the Company, from 1981 to 1987, Mr. Fischer was employed by the Florida Power & Light Company in its financial resources department. Mr. Fischer is a Chartered Financial Analyst.

     Marcia H. Langley, age 36, was promoted to Vice President - General Counsel & Secretary in January 1996. From February 1995 until January 1996, Ms. Langley served as the Company's Vice President - Assistant General Counsel and Assistant Secretary. From September 1991 until February 1995, Ms. Langley served as the Company's Corporate Counsel. Prior to joining the Company, Ms. Langley was Corporate Counsel for Gulfstream Housing Corporation and Lennar Corporation. From 1985 until 1986 she was an attorney for the firm of Goldberg, Young & Borkson.

     Kevin M. O'Grady, age 42, joined the Company in 1995 as Vice President - Business Development. Prior to joining the Company, Mr. O'Grady spent nearly 20 years in the real estate industry, and was involved both in commercial and residential investment and development. Mr. O'Grady was president of Robert Trent Jones International Development Company in Washington, D.C.


Item 2. Properties

     The Company's real estate inventory is described in Item 1. above.

     The Company's corporate headquarters are located at 2601 South Bayshore Drive, Miami, Florida, in approximately 48,000 square feet of leased office space. The Company is subleasing approximately 17,000 square feet of this office space to a single tenant as part of its plan to reduce overhead and consolidate its organization. The lease expires in 1999.


Item 3. Legal Proceedings

     A. Condemnation Proceedings Involving General Development Utilities, Inc. and Related Proceedings

     Atlantic Gulf Communities Corporation, et al. v. Loftus, et al., Case No. 94-1931 CA (Charlotte Cty. Cir. Ct.). In December 1994, Atlantic Gulf and GDU filed a declaratory judgement action in the Circuit Court for the Twentieth Judicial Circuit in and for Charlotte County against a defendant class based upon a demand made upon the Company by Richard D. Loftus and others for a portion of the proceeds from the Charlotte County eminent domain case entitled Charlotte County, et al. v. GDU, et al., Case No. 90-936 (Charlotte Cty. Cir. Ct.) in which the Charlotte County Circuit Court entered a stipulated Final Judgment setting full and complete compensation to Atlantic Gulf and GDU for certain water and wastewater systems taken by Charlotte County in June 1991 totalling $110 million, $65 million of which was paid as a good faith deposit at the time of the taking and the balance of which was paid in December of 1994. The demand made upon the Company was based upon the theory that there exists a class of property owners in Charlotte County, Florida who have an interest in the proceeds from the condemnation proceeding because of "contributions in aid of construction." The case has been dormant as no rulings have been made by the Court and discovery has not begun in any meaningful way. The Company believes, based on the advice of counsel, that the defendants' claim has no merit under Florida law. The Company intends to vigorously pursue the class action suit for declaratory judgement, seeking an order of the Court that the class members have no interest in the proceeds from the Charlotte County condemnation case.

     B. Retention of Jurisdiction

     On March 15, 1995, the Bankruptcy Court entered a final decree in the GDC bankruptcy case. The Bankruptcy Court does, however, retain jurisdiction over the Company with respect to various matters, including, among other things, matters pertaining to (1) the allowance and disallowance of claims and interests, (2) distributions under the POR, (3) the reduction and maintenance of claim reserves, (4) appeals from orders entered by the Bankruptcy Court, (5) the receipt, use or application of condemnation proceeds, (6) utility trusts created or implemented pursuant to the POR, (7) Section 365(j) liens, (8) the Homesite Purchaser Assurance Program, (9) Oxford Finance Company's and its affiliates' chapter 11 bankruptcy and their business practices as they may affect the Company, (10) the enforcement of all orders entered by the Court, and (11) tax issues arising under the POR.

     C. Other Litigation

     Final Judgement of Permanent Injunction. The Company continues to be bound by a Final Judgment of Permanent Injunction (the "Final Judgment") entered November 30, 1990, by the United States District Court for the Southern District of Florida in the civil action United States of America v. General Development Corporation, No. 90-87-Civ-NESBITT. The Final Judgment provides that it will remain in effect until November 30, 2000. Its material continuing requirements govern the Company's conduct with regard to housing and retail homesite sales. It also imposes periodic reporting obligations and requires that a responsible officer of the Company (the "Compliance Officer") oversee compliance with the Final Judgment, and that the Compliance Officer report to a committee of outside directors of the Company's board of directors and to a Court-appointed Special Master. Thomas W. Jeffrey, Executive Vice President and Chief Financial Officer, has served as the Company's Compliance Officer since September 1991. In July of 1996, upon the Company's Motion to Modify or Grant Early Relief From the Conditions of the Final Judgment, the U.S. District Court issued an Order vacating certain portions of the Final Judgment thereby eliminating the obligation to provide third-party appraisals in connection with housing sales and certain duplicative prohibitions upon representations which may be made in connection with retail homesite and housing sales.

     Florida Home Finders, Inc. In March, 1995, the Company sold Florida Home Finders, Inc. ("Florida Home Finders") to the FHF Trust, owned by Ian R. Law and Benjamin Schiff, for $3.5 million. It has been alleged in litigation filed against Florida Home Finders that FHF Trust withdrew escrow deposits held by Florida Home Finders for the benefit of tenant and owner clients and utilized those funds to purchase a certificate of deposit. It is further alleged that the certificate of deposit was pledged as security to County National Bank for a personal loan to Messrs. Law and Schiff, and that a portion of the proceeds of that loan were utilized to pay the Company approximately $2.0 million of the amount due under the purchase money note given by FHF Trust in favor of the Company at the time of the sale of Florida Home Finders. The Company had no knowledge of the source of the payment.

     Subsequent to the foregoing alleged events, the Florida Real Estate Commission discovered that escrow deposits were missing from Florida Home Finder's accounts and brought an action in St. Lucie County circuit court seeking the appointment of a receiver for the property and business of Florida Home Finders. State of Florida, Department of Business and Professional Regulation v. Florida Home Finders, Inc. et al., Case No. 95-1092-CA 17 (St. Lucie Cty. Cir. Ct.) A receiver was appointed for Florida Home Finders in October 1995. In November 1995, the Company intervened in the receivership proceeding. The receivers are currently negotiating with a third party for the sale and purchase of Florida Home Finders assets.

     In November 1995, the receiver filed a lawsuit against several parties, including the Company, seeking a return and recovery of the missing escrow deposits. Spire v. Ian R. Law et al., Case No. 95-1300-CA 17 (St. Lucie Cty. Cir. Ct.). The Company filed a motion to dismiss the complaint, contending that the complaint failed to identify any knowledge, notice or wrongdoing on the part of the Company. This case was voluntarily dismissed without prejudice on February 6, 1997.

     Regency Island Dunes. In connection with the construction of the Regency Island Dunes Condominium Project in Jensen Beach, Florida, various disputes have arisen between the Company's subsidiary, Regency Island Dunes, Inc. ("Regency"), and the general contractor, Foley and Associates Construction Company, Inc. ("Foley"), regarding completion of the first phase of the project containing 72 units. As a result, Foley filed suit in the Circuit Court of St. Lucie County under the caption of Foley and Associates Construction, Inc. v. Regency Island Dunes, Inc. and Atlantic Gulf Communities Corporation, Case No. 96-1569-CA-03 (St. Lucie Cty. Cir. Ct.) alleging breach of the construction contract, claims for lost profits and delay damages as well as various counts claiming fraudulent transfers of funds from Regency to the Company. This case was filed by Foley in addition to Foley's demand for arbitration before the American Arbitration Association as required pursuant to the terms of the construction contract between Regency and Foley. Regency has asserted counterclaims for Foley's failure to properly staff the job and refusal to perform corrective work which was performed at Regency's expense, all such sums incurred by Regency would offset Foley's contract claim. The costs of corrective work already incurred together with Regency's claims for delay damages and penalties exceed Foley's claims for the unpaid contract balance. The Company anticipates that the Circuit Court case will be stayed pending resolution of the contract disputes in arbitration. In addition, in the case styled Regency Island Dunes Inc. v. Foley and Associates Construction Company, Inc., Case No. 96-1532 CA-17 (St. Lucie Cty. Cir. Ct.), Regency filed its action to discharge the construction lien filed by Foley on the basis that the lien claim was inflated and was recorded against units which had previously been conveyed to third party purchasers as well as additional lands not included within the construction contract between the parties. In Regency Island Dunes, Inc. v. National Fire Insurance Company of Hartford and Foley and Associates Construction Company, Inc., Case No. 97-102-CA 17 (St. Lucie Cty. Cir. Ct.), Regency filed suit to recover damages against Foley's surety for corrective work performed by Regency as well as various other claims for damages asserted by Regency in the arbitration described above. In addition, based upon a separate construction contract between Regency and Foley for the construction of the second phase of the Regency Island Dunes Condominium Project, Foley filed a demand for arbitration in March 1997 asserting breach of contract relating to change orders, release of retainage and Foley's requests for extensions of time. The Company continues discussions with Foley to resolve these matters. In the event the settlement discussions are unsuccessful, the Company and Regency will vigorously defend the claims asserted by Foley and aggressively pursue their claims against Foley and the surety.

     In addition to those legal proceedings specifically discussed in this Item 3., the Company is, from time to time, involved in various litigation matters primarily arising in the normal course of its business. It is the opinion of management that the resolution of these matters will not have a material adverse affect on the Company's business or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "AGLF". The following table sets forth the high and low closing sales prices of the Common Stock for the periods indicated.

                                 1996                         1995
                              Sales Price                 Sales Price
                              -----------                 -----------
Quarter Ended            High             Low        High              Low
-------------            ----             ---        ----              ---
March 31                6 3/4           5 3/8      10 1/4            8 3/8
June 30                 6 3/8           5 1/2         9              5 3/4
September 30               6            4 7/8       8 1/2            6 3/8
December 31             5 3/8           3 15/16     7 5/8            6 1/4

     Holders. As of March 20, 1997, there were approximately 30,000 record holders of the Common Stock.

     Dividends. No dividends have been paid on the Common Stock of Atlantic Gulf during the last two fiscal years.

     Atlantic Gulf's Restated Certificate of Incorporation provides for mandatory dividends on the Common Stock equal to 25% of "Available Cash" as defined in the POR after all indebtedness issued under the POR is paid in full. Atlantic Gulf's indebtedness issued under the POR is discussed in Note 10 of the Notes to Consolidated Financial Statements included herein. Dividends will not accrue if Atlantic Gulf is unable to pay them due either to a lack of Available Cash, surplus capital or net profits, or applicable provisions of Delaware law. Under the Foothill Refinancing loan agreements (discussed below under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"), Atlantic Gulf has agreed not to declare or pay any dividend (other than dividends payable solely in its common stock or preferred stock) on, or make any payment of account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or other acquisition of, any capital stock of Atlantic Gulf.

Item 6.  Selected Financial Data

     As a result of the operation by the Predecessor Company as debtor-in-possession under Chapter 11 during 1991 and the POR becoming effective on March 31, 1992, the comparability of the information reflected in the Selected Financial Data during the 1992 to 1996 periods is materially affected. In addition, because of the implementation of the POR, the Selected Financial Data reflected below for previous years is not necessarily indicative of the Company's future financial condition or results of operations. For further discussion, see the Notes to Consolidated Financial Statements.

                     (in millions except for per share data)

                                                                                                                         Three
                                                                           Years                     Nine Months        Months
                                                                           Ended                        Ended            Ended
                                                                        December 31,                 December 31,       March 31,
                                                      1996           1995         1994          1993          1992        1992
                                                      ----           ----         ----          ----          ----        ----
Statement of Operations Data

Total revenues                                       $165.3         $113.4       $ 106.0       $ 70.6        $ 65.9      $ 14.5

Income (loss) before reorganization items             (12.6)         (20.6)          1.1        (18.5)        (23.9)       (9.1)

Income (loss) from continuing operations
  before extraordinary items                          (12.6)         (20.6)          1.1        (18.5)        (23.9)        3.8

Net income (loss)                                       1.2          (20.6)          1.1        (18.5)        (23.9)      954.4

Net income (loss) per common share                      .12          (2.12)          .11        (1.91)        (2.45)     114.11

Weighted average common
  shares outstanding                                   9.71           9.71          9.64         9.68          9.75         8.4
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data (at period end)

Cash (including restricted amounts)                  $ 13.1         $ 12.0       $  25.0       $ 26.4        $ 70.4      $ 48.7

Homesite contracts and other receivables               73.4           59.8          55.2         69.3          82.3        95.6

Inventory of land and residential
construction                                          153.4          218.3         228.5        228.3         223.0       220.8

Total assets                                          263.4          332.8         348.6        367.2         439.2       476.5

Notes, mortgages, capital leases and
other debt                                            169.2          221.0         190.3        203.3         228.2       235.9

Stockholders' equity (deficit)                         56.4           54.4          74.7         73.1          94.5       119.9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The Company's results of operations for the years ended December 31, 1996, 1995 and 1994 are summarized by line of business, as follows:

               Combining Results of Operations by Line of Business

                          Year Ended December 31, 1996

                            (in thousands of dollars)

                                 Homesite         Tract    Residential        Other      Business      Administrative
                                   Sales          Sales      Sales         Operations   Development       & Other            Total
                                   -----          -----      -----         ----------   -----------      --------            -----
Revenues:
  Real estate sales               $43,910        $62,693     $20,962         $           $                 $            $  127,565
  Other operating revenue             324                                     4,595                                          4,919
  Interest income                                                             4,321                           1,974          6,295
  Other income:
   Reorganization reserves                                                    4,097                          14,500         18,597
   Other income                                                               5,504                           2,407          7,911
                                  -------------------------------------------------------------------------------------------------
Total revenues                     44,234         62,693      20,962         18,517                          18,881        165,287
                                  -------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales        35,235         51,354      16,725                                                       103,314
  Inventory valuation reserves                    10,400                                   1,883                            12,283
  Selling expense                   6,008          5,691       1,826                                                        13,525
  Other operating expense                                                     1,986                                          1,986
  Other real estate costs:
    Property tax, net                                                                                         6,144          6,144
    Other real estate overhead      1,719          3,426         838          1,051        3,912              2,294         13,240
  General and administrative                                                                                 11,510         11,510
  Depreciation                         16             92          22            262                             508            900
  Cost of borrowing, net                                                                                     13,430         13,430
  Other expense                        (6)                                       11          518                983          1,506
                                  -------------------------------------------------------------------------------------------------
Total costs and expenses           42,972         70,963      19,411          3,310        6,313             34,869        177,838
                                  -------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary items                1,262         (8,270)      1,551         15,207       (6,313)           (15,988)       (12,551)
Extraordinary gains on
 extinguishment of debt                                                                                      13,732         13,732

                                  -------------------------------------------------------------------------------------------------
Net income (loss)                  $1,262        $(8,270)    $ 1,551        $15,207      $(6,313)           $(2,256)     $   1,181
                                  =================================================================================================

               Combining Results of Operations by Line of Business

                          Year Ended December 31, 1995

                            (in thousands of dollars)


                                  Homesite     Tract   Residential       Other            Business    Administrative
                                   Sales       Sales     Sales         Operations        Development      & Other         Total
                                   -----       -----     -----         ----------        -----------     --------         -----
Revenues:
  Real estate sales              $24,106      $ 31,055   $27,742       $              $                 $               $  82,903
  Other operating revenue                                                6,748                                              6,748
  Interest income                                                        6,158                              1,607           7,765
  Other income:
  Reorganization reserves                                                                                  10,676          10,676
  Other income                        603                                2,613                              2,044           5,260
                                 --------------------------------------------------------------------------------------------------
Total revenues                     24,709       31,055    27,742        15,519                             14,327         113,352
                                 --------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales        17,151       26,108    23,150                                                           66,409
  Inventory valuation reserves                   3,563                                                      1,288           4,851
  Selling expense                   5,178        2,399     2,243                                                            9,820
  Other operating expense                                                4,037                                              4,037
  Other real estate costs:
    Property tax, net                                                       80                              5,764           5,844
    Other real estate overhead      2,049        1,429     1,143         1,073           6,767              2,240          14,701
  General and administrative                                                                               10,405          10,405
  Depreciation                         27           76       191           481                                440           1,215
  Cost of borrowing, net                                                                                   14,274          14,274
  Other expense                                                                            517              1,875           2,392
                                 --------------------------------------------------------------------------------------------------
Total costs and expenses           24,405       33,575    26,727         5,671           7,284             36,286         133,948
                                 --------------------------------------------------------------------------------------------------
Net income (loss)                $    304     $ (2,520)  $ 1,015       $ 9,848        $ (7,284)         $ (21,959)      $ (20,596)
                                 ==================================================================================================

               Combining Results of Operations by Line of Business

                          Year Ended December 31, 1994

                            (in thousands of dollars)



                                    Homesite       Tract    Residential     Other        Business   Administrative
                                      Sales        Sales       Sales      Operations   Development    & Other         Total
                                      -----        -----       -----      ----------   -----------    -------         -----

Revenues:
  Real estate sales                   $15,040     $25,793      $ 11,467     $            $           $               $ 52,300
  Other operating revenue                                                      9,784                                    9,784
  Interest income                                                              6,570                    1,693           8,263
  Other income:
   Reorganization reserves                                                                                700             700
   Other income                                       721                     34,200                       (6)         34,915
                                    -----------------------------------------------------------------------------------------
Total revenues                         15,040      26,514        11,467       50,554                    2,387         105,962
                                    -----------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales            10,472      17,892        10,144                                                38,508
  Selling expense                       2,337       1,944         2,595                       656                       7,532
  Other operating expense                                                      7,085                                    7,085
  Other real estate costs:
    Property tax, net                                                            130                    8,062           8,192
    Other real estate overhead            956       1,350         1,008        1,525        7,163       2,450          14,452
  General and administrative                                                                           10,551          10,551
  Depreciation                             45           3            89          480                      488           1,105
  Cost of borrowing, net                                                                               14,818          14,818
  Other expense                                                                                         2,638           2,638
                                    -----------------------------------------------------------------------------------------
Total costs and expenses               13,810      21,189        13,836        9,220        7,819      39,007         104,881
                                    -----------------------------------------------------------------------------------------
Net income (loss)                     $ 1,230  $    5,325      $ (2,369)    $ 41,334    $  (7,819)   $(36,620)       $  1,081
                                    =========================================================================================

                             1996 Compared with 1995

     During 1996, the Company generated net income of $1.2 million which represented a $21.8 million improvement from a net loss of $20.6 million in 1995. The improvement in 1996 was primarily due to an increase in other income of $10.6 million and to extraordinary gains of $13.7 million resulting from the extinguishment of debt.

     The Company's goal is to produce superior returns for shareholders by liquidating Predecessor assets and paying off debt thereby reducing carrying costs and associated overhead. The Company made substantial progress towards this goal during 1996 as the Company sold $55.6 million of Predecessor assets, which consist of tract and scattered homesite assets located in secondary markets, reduced corporate debt by $55.1 million and reduced cost of borrowing and other real estate costs. The Company continues to incur costs associated with business development investments which corresponds to its goal of becoming the leading supplier of finished homesites to builders in Florida's fastest growing markets and in selected primary markets in the southeastern United States, without the carrying costs of a substantial inventory. The results of several of the Company's recent investments began to be realized in 1996 and results associated with other investments are expected to begin to be realized in 1997 when additional new projects come on line. There are no assurances that any goals stated herein will be achieved.

     Homesite Sales

     Net income from homesite sales improved approximately $1.0 million in 1996 compared to 1995 primarily due to an increase in the number of homesites sold, partially offset by lower gross margins in 1996.

     Revenues from homesite sales increased $19.8 million in 1996, an 82% increase from 1995. The increase resulted from a 68% increase in the number of homesites sold and an 8% increase in the average sales price per homesite. The following table summarizes homesite activity for the years ended December 31 (in thousands of dollars):

                                                      1996                                                1995
                                    -----------------------------------------            -------------------------------------------
                                     Number                         Average                 Number                       Average
                                    of lots         Revenue       sales price              of lots       Revenue       sales price
                                    -------         -------       -----------              -------       -------       -----------
Subdivision homesite sales             970          $29,090           $30.0                   369       $10,154            $27.5
Scattered homesite sales             2,903           14,820             5.1                 1,936        13,952              7.2
                                     -----          -------           -----                 -----       -------            -----
                                     3,873          $43,910           $11.3                 2,305       $24,106            $10.5
                                     =====          =======           =====                 =====       =======            =====

     The increase in subdivision homesite sales is primarily due to closings in new projects in 1996 including 306 homesites for $12.5 million in Windsor Palms, a project located in southwest Broward County, Florida, 151 homesites for $2.6 million in Sanctuary, a project located in Orlando, Florida and 64 homesites for $1.7 million in West Meadows, located in Tampa, Florida. In addition, there was a $1.6 million increase in closings in the Company's Lakeside Estates project in Orlando, Florida. The increase in the average sales price of subdivision homesite sales are primarily due to the homesite sales in Windsor Palms which yielded an average sales price of approximately $40,600 and in Julington Creek Plantation which yielded an average sales price of approximately $43,000 in 1996 compared to $36,100 in 1995.

     Scattered homesite sales increased in 1996 compared to 1995 due to a 50% increase in the number of homesites sold, partially offset by a 29% decrease in the average sales price. The increase in volume and the decrease in the average sales price is principally attributable to an increase in bulk homesite sales in the secondary markets in Florida. The Company anticipates it will continue to supplement scattered homesite sales volume in the secondary markets through bulk homesite sales and through the marketing activities of the

Atlantic Gulf Land Company as part of its plan to accelerate the disposition of assets in secondary real estate markets in Florida.

     Other operating revenues in 1996 included a management fee of $261,000 from Country Lakes Ltd., a Virginia limited partnership which develops and sells subdivision homesites located in Dade and Broward Counties, Florida. The Company is a limited partner of this partnership and earns a management fee of 3.5% of all gross revenues as defined in the partnership agreement. During 1996, the Country Lakes partnership sold 312 acres for approximately $7.5 million.

     Other income of $603,000 in 1995 represented the Company's 50% share of net profits from the Sanctuary Joint Venture which the Company accounted for under the equity method until August 1996, at which time the Company purchased its partner's interest in the joint venture. The Sanctuary Joint Venture derives its profits from the sale of subdivision homesites located near Orlando, Florida. During 1995 the Sanctuary Joint Venture sold 239 homesites for $3.5 million. There were no sales in this project during the first eight months of 1996 while this project was accounted for under the equity method, however, 151 of the remaining 170 homesites were sold in the fourth quarter of 1996.

     As of December 31, 1996, the Company had approximately 1,091 total homesites under contract for approximately $16.4 million of which 616 homesites for $15.2 million are in the Company's subdivision projects of Lakeside Estates, West Meadows and Sanctuary.

     The homesite sales gross margin percentages were 19.8% in 1996 compared to 28.9% in 1995. The gross margin percentage decreased in 1996 compared to 1995 and was lower than the targeted gross margins of 20% to 30% in 1996 for this line of business primarily due to the Company's high weighted average cost of capital and delays in obtaining development financing. In addition, gross margins decreased in Julington Creek from 31.7% in 1995 to 24.4% in 1996 due to the bulk sale of this project in June 1996 and gross margins on bulk homesite sales have been reduced as part of the Company's plan to accelerate land sales in secondary real estate market locations. Julington Creek was sold in bulk as part of the Company's business plan to monetize certain assets to generate cash to retire debt. Gross margin represents the difference between the Company's real estate revenue and related cost of sales. There are no assurances that the targeted margins set forth herein will be achieved. The achievement of such targets is subject to a number of factors over which the Company has no control, including the continuation of current market conditions and interest rates, the timely receipt of required regulatory approvals and the absence of other adverse developments.

     Homesite selling expense increased primarily due to an increase in revenues. Homesite selling expense as a percentage of revenues decreased from 21.5% in 1995 to 13.7% in 1996, due to the increased revenues over which to spread fixed costs and to a reduction in fixed selling costs.

     Homesite sales other real estate overhead decreased in 1996 primarily due to a $180,000 severance charge in the third quarter of 1995.

     Tract Sales

     Net operating results from tract sales decreased $5.8 million in 1996 compared to 1995, despite an increase in revenues, primarily due to an increase in inventory valuation reserve charges and an increase in advertising expenses.

     Revenues from tract sales of $62.7 million in 1996 represented an increase of $31.6 million or 102% compared to 1995. The increase is primarily due to several large sales during 1996 including the sale of the Company's Julington Creek Plantation project which included $11.6 million of tract acreage and a $9.0 million bulk sale of Summerchase, a project consisting of 320 acres in southwest Broward County. In addition, there were increases in tract sales in most of the Company's secondary real estate markets. Due to the Company's plan to monetize the Company's Predecessor assets located in secondary markets, tract sales are expected to continue to be a significant source of revenue for the Company in 1997. As of December 31, 1996, there were pending tract sales contracts totaling approximately $18.1 million which, subject to certain contingencies, are anticipated to close in 1997.

     Tract sales gross margins are summarized as follows for the years ended December 31:


                                                               1996                             1995
                                                   ----------------------------      ---------------------------
                                                     Targeted        Actual            Targeted        Actual
                                                      Margins        Margins            Margins       Margins
Port LaBelle agricultural acreage                        5%             --                  5%          2.8%
Julington Creek bulk sale                              --              6.3%               --            --
Other tract acreage                                     20%           20.8%             20-25%         16.5%

     The targeted gross margin is lower for Port LaBelle agricultural acreage because management has determined that approximately 20,000 acres of the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted from a "retail" to a "wholesale" basis, which reduced the targeted gross margin for this property. The Company anticipates it will sell approximately 10,000 acres of Port LaBelle agricultural property in 1997.

     The low gross margin in Julington Creek resulted from the bulk sale of this project in June 1996 as part of the Company's business plan to monetize certain assets to generate cash to retire debt.

     The actual gross margin in 1996 for other tract acreage reflects the targeted gross margin. The actual gross margin in 1995 for other tract acreage was lower than the targeted gross margin primarily due to low gross margins on several large sales. The targeted gross margins were reduced in 1996 primarily due to the Company's plan to accelerate land sales in secondary real estate market locations.

     The tract sales inventory valuation reserve charges of $10.4 million in 1996 and $3.6 million in 1995 represent reductions in the carrying value of the Company's inventories and land holdings based upon reviews of the net realizable values associated with its inventories and land holdings. See Note 5 of the Notes to Consolidated Financial Statements.

     Tract sales selling expense increased in 1996 compared to 1995 primarily due to an increase in revenues. Tract sales selling expense as a percentage of revenues increased from 7.7% in 1995 to 9.1% in 1996 primarily due to direct selling costs associated with the efforts to accelerate the disposition of Predecessor assets in secondary real estate markets.

     Tract sales other real estate overhead increased in 1996 compared to 1995 primarily due to management and advertising costs associated with the efforts to accelerate the disposition of Predecessor assets in secondary real estate markets.

     Residential Sales

     Net income from residential sales, which includes single family homes and condominiums, improved $536,000 in 1996 compared to 1995. Net income from residential sales increased, despite a decrease in revenues, principally due to a higher gross margin percentage on the condominium revenues from the Company's Regency Island Dunes condominium project and a decrease in fixed selling and overhead costs associated with single family homes as the Company has phased out its single family homes sales operations.

     Residential sales are summarized as follows for the years ended December 31 (in thousands of dollars):


                                                         1996              1995
                                                         ----              ----
Condominium sales - Regency Island Dunes:
    First building                                      $ 3,008           $17,989
    Second building                                      14,801                 -
                                                        -------           -------
Total condominium sales                                  17,809            17,989
Single family home sales                                  3,153             9,753
                                                        -------           -------
                                                        $20,962           $27,742
                                                        =======           =======

     The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. The revenues of approximately $18 million in 1995 were derived from 61 units under contract in the first building as of December 31, 1995 with construction on the first building 97% complete. The condominium revenues of $3.0 million in the first building in 1996 represent the incremental revenue earned upon the completion of 59 of these 61 units in 1996 and the sale and closing of an additional eight units in 1996. The revenues of approximately $14.8 million in the second building in 1996 were derived from 56 units under contract in the second building as of December 31, 1996 with construction on the second building 79% complete. Additional revenues and profits will be recorded as the construction progresses and more units are sold. The Company anticipates that construction of the second building will be completed during the first half of 1997 and that all 72 units in the second building will close in 1997.

     Single family home sales revenues decreased in 1996 compared to 1995 due to a decrease in closings from 109 in 1995 to 36 in 1996. Closings decreased because the Company decided in mid-1995 to begin phasing out its single family home business in Predecessor communities and substantially completed the withdrawal during 1996. The Company may seek to re-enter the single family home business in primary market areas where this business would complement current or potential land development activities. As of December 31, 1996, the Company had three single family home residential units in inventory, none of which were under contract as of December 31, 1996.

     Residential sales gross margins are summarized as follows for the years ended December 31:

                                                1996              1995
                                                ----              ----
Condominiums                                   21.9%             17.9%
Single family homes                            10.6%             14.0%

     The gross margin for condominiums in 1996 was within the targeted gross margin of approximately 20% to 25% for this line of business.

     The single family home gross margins decreased in 1996 due to the mix of product sold and as a result of the Company winding down this line of business.

     Residential selling expense decreased in 1996 from 1995 due to a decrease in revenues and a decrease in fixed selling costs associated with the single family homes operation resulting from the phasing out of this operation.

     Residential sales other real estate overhead decreased in 1996 compared to 1995 primarily due to reduced single family home overhead resulting from the phasing out of this operation.

     Other Operations

     Net income from other operations increased $5.4 million in 1996 compared to 1995 due to an increase in other income, partially offset by a decrease in interest income.

     Other operating revenues and expenses decreased in 1996 compared to 1995 primarily due to the absence of revenues and expenses from Florida Home Finders Inc. (FHF), a wholly-owned subsidiary providing property management and real estate brokerage services, sold on March 31, 1995 and Longwood Utilities, Inc. ("Longwood"), a wholly-owned subsidiary sold in July 1995 and to a reduction in revenues and expenses from the Port LaBelle utility system sold in February 1996 and the Julington Creek utility system sold in June 1996.

     Interest income decreased in 1996 compared to 1995 primarily due to adjustments associated with the Company's land mortgage receivable portfolio, including an adjustment of the unamortized interest rate valuation discount in December 1995, and to a lower average balance of contracts receivable during the periods under review.

     Other income in 1996 included a $4.1 million gain due to a reduction in the Company's utility connections reserve in conjunction with the Company's annual review of certain reorganization items. See Note 9 of the Notes to Consolidated Financial Statements. Other income in 1996 also included a gain of approximately $4.1 million on the $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Additionally, other income in 1996 consisted of a gain of $686,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million and a gain of $696,000 on the sale of the Company's Julington Creek utility system sold in June 1996 for $6.0 million. Other income of $2.6 million in 1995 included a $2.4 million gain on the sale of FHF (see Item 3. - Legal Proceedings and Note 12 of the Notes to Consolidated Financial Statements) and a $219,000 gain on the sale of Longwood which was sold in July 1995 for $850,000.

     Business Development

     Total business development expenditures decreased $1.0 million in 1996 compared to 1995 primarily due to a $2.8 million decrease in overhead costs related to the Company's Ya Dong joint venture in China, partially offset by a $1.9 million valuation reserve in 1996 for this joint venture.

     In January 1997, the Company made a proposal to its Ya Dong joint venture partner to transfer 35% of its 50% interest in the joint venture to its partners in return for a note receivable in the amount of $2.25 million. The Company would retain a 15% interest in the joint venture. Due to the uncertainty associated with the collection of this proposed receivable, the Company established an inventory valuation reserve in the amount of $1.9 million. Consequently, the Company's net investment in the joint venture is carried at $0.

     Business development overhead decreased in 1996 compared to 1995 primarily due to the $2.8 million decrease in overhead costs related to the Ya Dong joint venture. The Company incurred overhead costs associated with the Ya Dong joint venture of $1.2 million in 1996 compared to $4.0 million in 1995. The remaining business development expenditures consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

     Other expenses included $437,000 in 1996 and $517,000 in 1995 representing the Company's 50% share of the net loss of the Ocean Grove joint venture which is a condominium project in Palm Beach County, Florida. The loss resulted from pre-sales advertising and other selling and overhead costs.

     Administrative & Other

     The net loss from administrative & other activities decreased $19.7 million in 1996 compared to 1995 principally due to extraordinary gains totalling $13.7 million in 1996 resulting from the extinguishment of debt and a $4.2 million increase in other income.

     Interest income increased in 1996 compared to 1995 primarily due to an increase in the average balance of short term investments in 1996.

     Other income included gains of $14.5 million in 1996 and $10.7 million in 1995 resulting from the resolution of certain reorganization items. The gain of $14.5 million in 1996 included a net gain of $11.9 million due to an accrual in December 1996 for the recovery of funds in January 1997 from various utility trust accounts which were funded by the Company during the reorganization and a gain of $703,000 due to a reduction in the Company's contracts receivable future servicing reserve. See Notes 4 and 9 of the Notes to Consolidated Financial Statements. The gain of $10.7 million in 1995 included gains of $2.8 million due to a reduction of the Company's contracts receivable termination refunds reserve, $2.2 million resulting from a reduction of the Company's deferred property tax liability and $1.5 million due to a reduction of the Company's income tax liability. See Notes 9 and 12 of the Notes to Consolidated Financial Statements. The process of resolving reorganization items is expected to continue during 1997 with adjustments to be recorded when the final disposition of various claims and other liabilities is concluded. Other income in 1996 also included a gain of approximately $1.3 million due to a reduction of the Company's environmental reserve and a gain of approximately $1.2 million due to a reduction in the Company's land mortgages receivable valuation reserve. See Notes 4 and 5 of the Notes to Consolidated Financial Statements. Other income in 1995 also included a $2.0 million gain on proceeds of $4.0 million associated with the assignment of rights of one of the Company's mortgage receivables.

     A valuation reserve of approximately $1.3 million was provided in 1995 associated with one of the Company's land mortgage receivables. See Note 4 of the Notes to Consolidated Financial Statements.

     Property tax, net of capitalized property taxes increased in 1996 compared to 1995, despite a decrease in land inventory principally due to a $1.1 million reduction in capitalized property taxes resulting from a decrease in land under development. The decrease in land under development corresponds to sales activity and to the completion of various projects during the intervening period.

     General and administrative expenses increased in 1996 compared to 1995, despite a severance charge of approximately $310,000 in 1995, principally due to financial advisory and due diligence costs associated with the Company's recapitalization efforts.

     Cost of borrowing, net of capitalized interest decreased during 1996 compared to 1995 primarily due to lower average balances of the Company's corporate debt, most notably the Mandatory Interest Notes, a decrease in interest rates and to borrowing costs of $1.1 million in 1995 associated with the September 1994 amendment of the Secured Floating Rate Notes. These interest savings were partially offset by a $1.5 million decrease in interest capitalized to land inventory corresponding to the decrease in land under development. During the years ended December 31, 1996 and 1995, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "Liquidity and Capital Resources."

     Other expenses in 1996 included a $395,000 increase in the reserve for future contracts receivable cancellations and a $341,000 reserve associated with the sale of Cumberland Cove land mortgages receivables in 1996. See Notes 3 and 4 of the Notes to Consolidated Financial Statements. Other expenses in 1995 included a $1.2 million valuation reserve associated with the Company's land mortgages receivable portfolio due to an anticipated sale of this portfolio. See
Note 4 of the Notes to Consolidated Financial Statements. Other expenses in 1995 also included a $694,000 net loss resulting from the sale of the Company's residential mortgages receivable portfolio in October 1995.

     In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the extinguishment of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured 13% Cash Flow Notes. These notes, held in the disputed claims reserve account, were in excess of the requirements necessary to satisfy the Company's obligations in accordance with the Company's plan of reorganization.

      In September 1996, the Company fully prepaid at a discount its Secured Cash Flow Notes for $40 million in cash plus warrants to purchase up to 1,500,000 of the Company's common stock at $6.50 per share. As a result of the extinguishment of the Secured Cash Flow Notes, the Company recorded an extraordinary gain of approximately $3.9 million representing the difference between the book value of these notes of $49.1 million, consisting of a par value of $54.9 million less an unamortized discount of $5.8 million, and the consideration given of $41.9 million, consisting of cash of $40 million and the estimated fair market value of the warrants of $1.9 million, less $3.3 million of expenses.

      In December 1996, the Company recorded an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of Unsecured 12% Notes and $1.8 million of Unsecured 13% Cash Flow Notes, net of a $210,000 unamortized discount, which were held in various utility trust accounts established during the reorganization. See Notes 10 and 13 of the Notes to Consolidated Financial Statements.



                             1995 Compared with 1994

     During 1995, the Company incurred a net loss of $20.6 million compared to net income of $1.1 million in 1994 primarily due to a decrease in other income. The decrease in other income was primarily attributable to the $34.2 million gain in 1994 on the settlement of the Charlotte County utility condemnation litigation.

     Homesite Sales

     Net income from homesite sales decreased in 1995 compared to 1994 despite an increase in revenues, primarily due to marketing costs incurred to produce future profits.

     Revenue from homesite sales increased $9.1 million in 1995, a 60.3% increase from 1994. The increase resulted primarily from a 56.6% increase in the number of homesites sold. The following table summarizes homesite activity for the years ended December 31 (in thousands of dollars):


                                                          1995                                         1994
                                        --------------------------------------      ----------------------------------------
                                         Number                     Average          Number                       Average
                                        of lots     Revenue       sales price       of lots       Revenue       sales price
                                        -------     -------       -----------       -------       -------       -----------
Subdivision homesite sales                 369      $10,154           $27.5            194      $  5,905            $30.4
Scattered homesite sales                 1,936       13,952             7.2          1,278         9,135              7.1
                                         -----      -------           -----          -----      --------            -----
                                         2,305      $24,106           $10.5          1,472      $ 15,040            $10.2
                                         =====      =======           =====          =====      ========            =====

     The increase in subdivision homesite sales was primarily related to an increase in demand for product in the Company's Julington Creek community and to a significant increase in closings in the Lakeside Estates project in Orlando acquired in 1994. The decrease in the average selling price of subdivision homesite sales is primarily due to the increase in homesite sales in Lakeside Estates which yield a lower average sales price, partially offset by an 11% increase in the average sales price in Julington Creek.

     Scattered homesite sales increased in 1995 compared to 1994 due to a 51.5% increase in the number of homesites sold. The increase in volume in 1995 is primarily attributed to bulk homesite sales in the secondary markets in Florida and to a significant increase in sales in the Company's Cumberland Cove community in Tennessee resulting from a retail sales program implemented in 1995.

     As of December 31, 1995, the Company had approximately 1,819 total homesites under contract totaling approximately $33.7 million of which 950 homesites for $29.3 million are in the Company's subdivision homesite projects of Windsor Palms, Julington Creek and Lakeside Estates.

     Other income of $603,000 in 1995 represents the Company's 50% share of net profits from the Sanctuary Joint Venture which the Company accounted for under the equity method during 1995. The Sanctuary Joint Venture derives its profits from the sale of subdivision homesites located near Orlando, Florida. During 1995 the Sanctuary Joint Venture sold 239 homesites for $3.5 million.

     The homesite sales gross margin percentages were 28.9% in 1995 compared to 30.4% in 1994, which generally reflect targeted gross margins of 30% in 1995 and 1994 for this line of business.

     Homesite selling expense increased $2.8 million in 1995 compared to 1994 and also increased as a percentage of revenues from 15.5% in 1994 to 21.5% in 1995 primarily due to costs associated with scattered homesite retail sales programs implemented in 1995, most particularly in the Cumberland Cove community in Tennessee, designed to supplement homesite sales activity.

     Homesite sales other real estate overhead increased in 1995 primarily due to costs incurred to manage recently acquired subdivision homesite projects in Florida's primary real estate markets. Homesite real estate overhead in 1995 also included a $180,000 severance charge. This charge represented a portion of a non-recurring charge of approximately $1.0 million the Company recorded in the third quarter of 1995 primarily for severance pay resulting from the comprehensive plan approved by the Board of Directors in July 1995 to begin consolidating and restructuring the Company's organization to reduce overhead. This non-recurring charge affected all of the Company's lines of business, particularly Administrative & Other.

     Tract Sales

     Net operating results from tract sales decreased in 1995 from 1994 despite an increase in revenues, primarily due to lower gross margins and the recording of an inventory valuation reserve of approximately $3.6 million in 1995.

     Revenue from tract sales increased $5.3 million in 1995 to $31.1 million which was within the expected range for tract sales in 1995. As of December 31, 1995, there were pending tract sales contracts totaling approximately $25.8 million. Other income of $721,000 in 1994 consisted of a net gain on the sale of the Company's two remaining nine-hole golf courses and certain other buildings in various communities.

     Tract sales gross margins are summarized as follows for the years ended December 31:

                                                                 1995                           1994
                                                       -------------------------      -------------------------
                                                         Targeted      Actual           Targeted      Actual
                                                         Margins       Margins          Margins       Margins
Port LaBelle agricultural acreage                             5%         2.8%             10%          14.3%

Other tract acreage                                       20-25%        16.5%             35%          31.3%

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

     The actual gross margin in 1995 for other tract acreage was lower than the targeted gross margin primarily due to low gross margins on several large sales. The gross margin in 1994 was lower than expected principally due to sales mix. The targeted gross margins for other tract acreage was reduced in 1995 to a range of 20% to 25% primarily due to the plan approved in 1995 to accelerate land sales in secondary real estate market locations.

     The inventory valuation reserve of $3.6 million in 1995 represented a reduction in the carrying value of the Company's inventories and land holdings based upon a review of the net realizable values associated with its inventories and land holdings. See Note 5 of the Notes to Consolidated Financial Statements.

     Residential Sales

     The operating results from residential sales, which includes condominiums and single family homes, improved in 1995 from 1994 primarily due to a profit of $2.1 million on revenues of $18 million recorded on the Company's Regency Island Dunes condominium project in 1995.

     Residential sales are summarized as follows for the years ended December 31 (in thousands of dollars):


                                                                             1995              1994
                                                                             ----              ----
Condominium sales                                                          $17,989           $     -
Single family home sales                                                     9,753            11,467
                                                                           -------           -------
                                                                           $27,742           $11,467
                                                                           =======           =======

     The revenues and profit associated with Regency Island Dunes condominium sales were recorded using the percentage of completion method. As of December 31, 1995, the construction on the first of two 72-unit buildings of this project was approximately 97% complete. Accordingly, the revenue and profit recorded in 1995 represents 97% of the expected revenue and profit on the 61 units which were under contract in the first building as of December 31, 1995. In addition to the 61 units under contract in the first building, there were 18 units under contract in the second building with a sales volume of $6.6 million as of December 31, 1995.

     Single family home sales revenues decreased in 1995 compared to 1994 primarily due to a decrease in the average selling price from $102,000 on 112 closings in 1994 to $89,000 on 109 closings in 1995. The decrease in the average selling price was due to the mix of product sold. As of December 31, 1995, the Company had 30 single family home residential units under contract totaling $2.7 million.

     Residential sales gross margins are summarized as follows for the years ended December 31:

                                                                          1995             1994
                                                                          ----             ----
Condominiums                                                             17.9%                -
Single family homes                                                      14.0%             11.5%

     The gross margin for condominiums approximated the expected gross margin for the Regency Island Dunes project.

     The single family home gross margin improved in 1995 primarily due to the implementation of improved operating procedures.

     Residential selling expense as a percentage of revenues decreased from 22.6% in 1994 to 8.1% in 1995 due to a decrease in fixed selling costs associated with the phasing-out of the single family home sales operations in Predecessor communities and to the increase in revenues generated by the Regency Island Dunes condominium project. Selling expense as a percentage of revenue excluding the effect of the Regency condominium project was 11.6%.

     Residential other real estate overhead increased in 1995 compared to 1994 primarily due to costs associated with the Regency Island Dunes condominium project, partially offset by reduced single family housing overhead resulting from the phasing out of this operation.

     Other Operations

     Net income from other operations decreased $31.5 million in 1995 compared to 1994 primarily due to the $34.2 million gain in 1994 on the settlement of the Charlotte County utility litigation.

     Other operating revenues and expenses decreased in 1995 from 1994 primarily due to a reduction in revenues and expenses from FHF, which was sold in the first quarter of 1995 and Longwood Utilities, Inc. ("Longwood"), a wholly owned subsidiary sold in July 1995, and to an absence of revenues and expenses from two golf courses sold in the third quarter of 1994.

     Interest income decreased in 1995 from 1994 primarily due to a lower average balance of contracts receivable, partially offset by a higher average balance of mortgages receivable generated primarily from tract sales.

     Other income of $2.6 million in 1995 included a $2.4 million gain on the sale of FHF and a $219,000 gain on the sale of Longwood. Other income in 1994 of $34.2 million represented a gain on proceeds of $45 million from Charlotte County pursuant to a stipulated final judgement by the Charlotte County Circuit Court in settlement of the Company's utilities condemnation litigation with Charlotte County.

     Other operations real estate overhead decreased in 1995 from 1994 principally due to the reduction in costs incurred associated with servicing the Company's contracts receivable portfolio which were not covered by servicing reserves established in Fresh Start Reporting. Substantially all of the expected future servicing costs have been fully reserved in Fresh Start Reporting.

     Business Development

     Total business development expenditures decreased in 1995 compared to 1994 primarily due to a decrease in expenditures associated with the Company's Ya Dong joint venture in China.

     Business development selling expenses in 1994 consisted primarily of initial advertising costs associated with the Regency Island Dunes condominium project. Regency Island Dunes costs were classified under residential sales in 1995.

     Business development overhead decreased in 1995 compared to 1994 primarily due to a decrease in costs related to the Ya Dong joint venture, partially offset by increased overhead costs related to the pursuit of various business opportunities in primary market locations within Florida and other southeastern United States locations. In addition, overhead costs associated with Regency Island Dunes were classified under residential sales in 1995 as opposed to business development as they were in 1994. The Company incurred costs associated with the Ya Dong JV of approximately $4.0 million in 1995 compared to $4.9 million in 1994.

     The $517,000 of other expenses in 1995 represents the Company's 50% share of the net loss of the Ocean Grove joint venture. The loss resulted from pre-sales advertising and other selling and overhead costs for this condominium project located in Palm Beach County, Florida.

     Administrative & Other

     The net loss from administrative & other activities decreased $14.7 million in 1995 from 1994 principally due to an increase in other income of approximately $12.0 million and reductions in property tax and other expense.

     Other income included a $10.7 million gain in 1995 and a $700,000 gain in 1994 associated with the resolution of certain reorganization items. The gain of $10.7 million in 1995 included gains of $2.8 million due to a reduction of the Company's contracts receivable termination refunds reserve, $2.2 million resulting from a reduction of the Company's deferred property tax liability and $1.5 million due to a reduction of the Company's income tax liability. See Notes 9 and 12 of the Notes to Consolidated Financial Statements. Other income in 1995 also included a $2.0 million gain on proceeds of $4.0 million associated with the assignment of rights of one of the Company's mortgage receivables.

     A valuation reserve of approximately $1.3 million was provided in 1995 associated with one of the Company's land mortgage receivables. See Note 4 of the Notes to Consolidated Financial Statements.

     Property tax, net decreased approximately $2.3 million in 1995 compared to 1994 primarily due to sales of land inventory not under development.

     Administrative & other real estate overhead decreased in 1995 compared to 1994 despite a non-recurring severance charge of approximately $265,000 in 1995, primarily due to an increase in the utilization of existing personnel, previously involved in evaluating existing assets, to evaluate new business opportunities in 1995 and therefore the associated costs were included primarily under business development in 1995.

     General and administrative expenses decreased in 1995 compared to 1994 despite a non-recurring severance charge of approximately $225,000 in 1995, primarily due to cost reductions associated with the consolidation and restructuring of the Company's organization.

     Cost of borrowing, net decreased in 1995 compared to 1994 primarily due to a $1.6 million increase in corporate interest capitalized to land inventory due to an increase in land under development, partially offset by borrowing costs of $1.1 million associated with the September 1994 amendment of the Secured Floating Rate Notes. See Note 10 of the Notes to Consolidated Financial Statements. During the years ended December 31, 1995 and 1994, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "Liquidity and Capital Resources."

     Other expenses in 1995 included a $1.2 million valuation reserve associated with the Company's land mortgages receivable portfolio due to an anticipated sale of this portfolio. See Note 4 of the Notes to Consolidated Financial Statements. Other expenses in 1995 also included a $694,000 net loss resulting from the sale of the Company's residential mortgages receivable portfolio in October 1995. Other expenses of $2.6 million in 1994 represented fees incurred to refinance the Company's term loan which was repaid in December 1994.


LIQUIDITY & CAPITAL RESOURCES

     As of December 31, 1996, the Company's cash and cash equivalents totaled approximately $7.1 million. The Company also had restricted cash and cash equivalents of $6.0 million, which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $3.5 million increase in cash and cash equivalents during 1996, $15.0 million was provided by operating activities and $30.4 million was provided by investing activities, partially offset by $41.9 million used in financing activities.

     Cash provided by operating activities includes net cash generated through real estate sales and other operations, partially offset by approximately (i) $18.2 million for interest payments, (ii) $6.9 million for property tax payments, (iii) $32.8 million for construction and development expenditures,
(iv) $9.3 million related to property acquisitions and (v) $8.0 million of fees associated with the Company's refinancing and recapitalization efforts.

     Cash provided by investing activities consisted primarily of the proceeds from the Port St. Lucie utility condemnation settlement and from the sales of the Port LaBelle and Julington Creek utilities systems.

     Cash used in financing activities includes $51.2 million of principal payments to repay in full the Company's Secured Floating Rate Notes, $40.0 million of principal payments to repay in full the Company's Secured Cash Flow Notes at a discount, net repayments of $10.5 million on new project financings and $4.3 million in principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings. These payments were partially offset by net borrowings of $10.3 million on the Working Capital Facility and $41.7 million of net borrowings from the new credit facilities with Foothill, which were used to finance in part the repayments of the Secured Floating Rate Notes and Secured Cash Flow Notes (the "Foothill Refinancing" - see discussion below). In addition, the Company had net borrowings of $12.1 million associated with the financing of the Company's mortgage receivables.

     The Company has, pursuant to a Revolving Loan Agreement dated as of September 30, 1996 with Foothill Capital Corporation ("Foothill"), (i) a $20 million working capital facility maturing December 1, 1998 ("Working Capital Facility"), and a $25 million reducing revolving loan maturing June 30, 1998 ("Reducing Revolving Loan"), with principal reductions as set forth below. Amounts under the Reducing

Revolving Loan are available only when (i) the Working Capital Facility is fully utilized, and (ii) the Company is in compliance with, among other conditions, a "borrowing base" formula based on the value of certain of the Company's assets. Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. The Reducing Revolving Loan bears variable interest at the "base rate" plus four percentage points. As of December 31, 1996, the Working Capital Facility was fully drawn and there was $1.7 million outstanding on the Reducing Revolving Loan. The Company and Foothill have amended the Revolving Loan Agreement, effective as of March 31, 1997, pursuant to which, among other things, the Company can borrow thereunder until June 30, 1997 up to $10 million in excess of the amount otherwise available under the borrowing base formula, subject in any event to the maximum availability of $25 million under the Reducing Revolving Loan. Upon execution of the Revolving Loan Agreement amendment, the Company paid a $1 million fee to Foothill. The above-mentioned amendment also provides that as long as the Company's indebtedness under the Foothill loan agreements is in excess of the aggregate amount the Company could otherwise borrow under the borrowing base formula, the interest rates payable under the Working Capital Loan, Reducing Revolving Loan and the Term Loan (as defined below) will be increased by two percentage points.

     On January 3, 1997, the Company paid the entire principal amount of $37.5 million on its Unsecured 12% Notes, which matured on December 31, 1996. The repayment was made utilizing (i) the $12.1 million of excess funds released on January 2, 1997 from various utility trust accounts and (ii) borrowings under the Reducing Revolving Loan.

     The Company's material obligations for 1997 include (i) principal repayments on the Foothill debt up to $43.3 million as more fully described below, (ii) 1996 property tax payments totaling $5.3 million due on March 31, 1997 (which have been paid), and (iii) the final principal and interest payments on the Company's Section 365(j) lien and deferred property tax liabilities totaling $3.3 million. The Company's 1997 business plan also contemplates full year expenditures for development, construction and other capital improvements estimated at approximately $50 million, of which a substantial portion will require funding through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan will be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

     The Company does not currently have sufficient liquid capital resources to satisfy the up to $43.3 million of Foothill debt of which approximately $21.7 million is due on each of June 30, 1997, and December 31, 1997. However, management believes that the Company, through a combination of sources as more fully described below, will be able to obtain sufficient liquidity and capital resources necessary to continue implementing its business plan and to satisfy its debt obligations as they become due.

     The Company's ongoing business plan is to continue to monetize its non-core tract and scattered homesite assets ("Predecessor assets") to reduce corporate debt. The Company made substantial progress in this regard in 1996 as it sold $55.6 million of tract and scattered homesite assets. In addition, as of December 31, 1996, the Company had pending under contract or letter of intent a combination of Predecessor asset sale transactions which would generate, if consummated, approximately $19.3 million of cash and notes. This amount has increased to approximately $22.3 million as of March 31, 1997. The transactions under contract are subject to a variety of customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation and there are no assurances that any particular transaction under contract or letter of intent will be consummated.

     As part of the effort to monetize the Predecessor assets pursuant to its business plan, the Company is actively monetizing mortgage and note receivables generated from the sale of Predecessor tracts and scattered homesites. In 1996, the Company raised approximately $17.8 million of cash proceeds, and received certain residual interests, from the sale or refinancing of mortgages or other receivables generated from the sale of Predecessor real estate assets. These cash proceeds, along with the net cash proceeds from Predecessor real estate sales, were applied to the reduction of corporate debt and to fund ongoing operations. The Company plans to continue to sell or finance mortgages and other receivables generated from the future sale of Predecessor real estate assets going forward.

     On September 30, 1996, the Company closed on three credit facilities totalling $85.0 million with Foothill (the "Foothill Refinancing"). Pursuant to the Foothill Refinancing, Foothill has provided the Company with (i) an extension to December 1, 1998 of the $20 million Working Capital Facility as discussed above; (ii) a $40 million Term Loan at an interest rate of 15% per annum, maturing June 30, 1998; and (iii) a Reducing Revolving Loan of up to $25 million maturing on June 30, 1998, as discussed above. At December 31, 1996, the Company had outstanding the full $20 million under the Working Capital Facility and approximately $1.7 million under the Reducing Revolving Loan. The Term Loan requires principal repayments of one-third on each of June 30, 1997, December 31, 1997, and June 30, 1998. The commitment under the Reducing Revolving Loan will also be reduced by one-third on each of June 30, 1997, December 31, 1997, and June 30, 1998, and the Company will be required to repay on those dates any amounts outstanding under the Reducing Revolving Loan in excess of the new commitment amount.

     Concurrently with the Foothill Refinancing closing on September 30, 1996, the proceeds from the Working Capital Facility, the Term Loan, approximately $16.3 million of cash held in cash collateral accounts, $6 million from the Reducing Revolving Loan, and 1.5 million warrants (which were issued to the holders of the Secured Cash Flow Notes) were used to repay in full the Secured Floating Rate Notes and prepay the Secured Cash Flow Notes at a discount. The remaining portion of the Reducing Revolving Loan was used primarily to repay a portion of the remaining $37.5 million of Unsecured 12% Notes on January 3, 1997.

     In February 1997, the Company executed an Investment Agreement and Note Agreement with AP- AGC, LLC, a Delaware limited liability company and an affiliate of Apollo Real Estate Advisors II, L.P., a New York-based investment fund ("Apollo"). Subject to the terms of the Investment Agreement and the approval of certain charter amendments by the Company's stockholders, Apollo would invest $25 million in new Series A 20% cumulative redeemable convertible preferred stock of the Company (the "Series A Preferred Stock"). The Investment Agreement also contemplates that the Company would seek the approval of its stockholders of a charter amendment authorizing an additional $10 million of new Series B 20% cumulative redeemable convertible preferred stock of the Company (the "Series B Preferred Stock") to be made available to the Company's stockholders in a rights offering (the "Series B Rights Offering"). The 20% cumulative dividend rate on the Series A and Series B Preferred Stock would accumulate unless declared and paid by the Company.

     The Company anticipates submitting the proposed charter amendments for the authorization of the Series A and Series B Preferred Stock at the 1997 annual meeting of stockholders. If the stockholders approve the charter amendments, the $25 million Series A Preferred Stock transaction could close in the second quarter of 1997, and the $10 million Series B Rights Offering could close late in the second quarter or in the third quarter of 1997. Pursuant to the Investment Agreement, at the closing of the Series A Preferred Stock transaction Apollo would also receive warrants to acquire 5 million shares of Company common stock. In addition to stockholder approval, the closing under the Investment Agreement is also subject to the satisfaction of other conditions, including the consent of Foothill. The Company anticipates that the net proceeds from the $25 million Series A Preferred Stock closing would be available for new project acquisition and development, while the net proceeds from the Series B Rights Offering would be available to the Company for general corporate purposes, including the repayment of debt owed to Foothill.

     Pursuant to the Note Agreement, the Company would have the right, subject to the consent of Foothill and the approval of Apollo of the use of proceeds, to borrow from Apollo up to $10 million prior to the stockholder vote on the Series A Preferred Stock charter amendments. Any amount borrowed under the Note

Agreement would bear current interest at 20% per annum. If stockholders approve the Series A Preferred Stock charter amendments and the Series A Preferred Stock closing occurs, any borrowed amount outstanding would be converted into Series A Preferred Stock. If the stockholders do not approve the charter amendments or if the Company is in default under the Note Agreement, the applicable interest rate on any outstanding loan would be automatically increased to 23% per annum and the principal amount of the loan would be due 50% on December 31, 1997 and 50% on December 31, 1998. The Company is not obligated to borrow any portion of the $10 million available under the Note Agreement and, although circumstances may change, as of the date hereof the Company does not anticipate borrowing any money under the Note Agreement. If either a borrowing under the Note Agreement or the Series A Preferred Stock transaction occurs, Apollo will have (a) a junior lien securing the Company's obligations under the Note Agreement or, as the case may be, the Company's obligations to repurchase the Series A Preferred Stock on substantially all of the assets of the Company and its subsidiaries, except for the capital stock of a special purpose subsidiary ("SP Subsidiary") and (b) a senior lien on all of the capital stock of the SP Subsidiary and on all of its assets. The net proceeds from either the borrowing or the Series A Preferred Stock transaction will be held and used by the SP Subsidiary.

     A more complete discussion of the terms and conditions of the Investment Agreement, the Note Agreement, the proposed Series A Preferred Stock and the proposed Series B Rights Offering will be found in the Company's Proxy Statement to be mailed to stockholders in connection with the 1997 annual meeting of stockholders. There is no assurance that the transactions contemplated by the Investment Agreement, including the sale of the Series A Preferred Stock and Series B Rights Offering will be consummated.

     If the stockholders approval is not obtained or the Series A Preferred Stock transaction is not otherwise consummated, the Company will pursue other alternatives to address its liquidity issues, improve its financial condition and liquidity, including the possibility of soliciting other transactions similar to the transaction. If, however, the stockholders approval is not obtained or the Series A Preferred Stock transaction is not otherwise consummated, the Company will be required to pay a $1 million fee to Apollo and the Company's $1 million commitment fee will be forfeited; and if an alternative transaction is consummated within specified time periods, the Company will be required to pay an additional $1 million fee to Apollo.

     In April 1996, the Company acquired approximately 390 acres in southeast Orlando for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property. In December 1996, and as amended in March 1997, the Company and Cypress agreed to a restructuring in which title was transferred into Falcon Trace Partners Limited Partnership ("Falcon Trace Partnership") of which the Company is a limited partner. The Company contributed its net investment in the project and its partner, Falcon Trace-Cypress Limited Partnership, contributed all of its right, title and interest to the mortgage on the property. The Company has a 65% interest in the Falcon Trace Partnership after expenses and fixed returns to the partners. This project is currently being permitted for approximately 900 homesites.

     Available Cash is defined in the Company's POR with respect to any payment period (generally, any six-month period ending June 30 or December 31), as the sum of all cash receipts (exclusive of borrowed money and certain delineated cash items) less the sum of payments for operating expenses, all debt payments (including repurchases of indebtedness), capital expenditures, tax payments, payments to creditors under the plan of reorganization and creation of reserves for working capital and other expenses for the next two payment periods.

     Pursuant to the Company's debt agreements, the Company must apply any Available Cash (i) to the payment of interest due on the Company's unsecured cash flow notes due December 31, 1998 ("Cash Flow Notes"); (ii) to payments of outstanding amounts under the Working Capital Facility; and (iii) to repayments of principal on the Cash Flow Notes. Under the Company's certificate of incorporation, after all reorganization debt has been repaid, the Company must pay mandatory dividends on its common stock in an amount equal to 25% of Available Cash. (If, however, the Series Preferred Stock closing occurs, the charter provision requiring mandatory dividends equal to 25% of available cash will be eliminated.)

     If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt, capital and operating expenditures, the Company did not have any Available Cash to enable it to make payments on the Cash Flow Notes through December 31, 1996. Accordingly, the Company did not accrue any interest on the Cash Flow Notes during 1996, 1995 and 1994. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having Available Cash in the foreseeable future.


Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data required under Item 8 are provided as exhibits under Item 14 and are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Except for the information with respect to the Company's executive officers, which is set forth in Part I under the caption "Executive Officers of Atlantic Gulf", the information called for by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.


Item 11. Executive Compensation

         The information called for by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.

Item 13. Certain Relationships and Related Transactions

         The information called for by this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1.    Financial Statements

               a.   Consolidated Balance Sheets as of December 31, 1996 and
                    1995

               b. Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

               c. Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

               d. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

         2. Financial Statement Schedules required to be filed by Item 8 and by Item 14(d).

               a.   Schedule II - Valuation and Qualifying Accounts

         3.    Exhibits required by Item 601 of Regulation S-K.  See (c) below.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on October 4, 1996, pursuant to
         Item 5, Other Events, reporting the closing of the Foothill
         Refinancing.

(c) Exhibits Required for Form 10-K by Item 601 of Regulation S-K, as indicated in the Exhibit Table in Item 601.

         3.    Articles of Incorporation and By-laws

               a. Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 2(a) to GDC's Form 8-A dated March 20, 1992).

               b.   Restated By-laws of the Company.**

               c. Certificate of Amendment to the Restated Certificate of Incorporation of Atlantic Gulf Communities Corporation, dated June 22, 1993.***

         4. Instruments defining the rights of security holders, including indentures

               a. Second Amended and Restated Revolving Loan Agreement dated as of September 30, 1996, as amended as of March 31, 1997.

               b. Second Amended and Restated Secured Floating Rate Note Agreement dated as of September 30, 1996.

               c.   Form of warrant granted on September 30, 1996.

               d. Indemnification Agreement between Atlantic Gulf Communities Corporation, General Development Utilities, Inc., NationsBank of North Carolina, N.A., Barclays Bank, PLC, New York Branch, and The Bank of New York dated as of December 28, 1993.***

               e. The Company is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. On request, the Company agrees to furnish a copy of each such instrument to the Commission.

         10(i).Certain material contracts not in the ordinary course of business

               8. Final Judgment of Permanent Injunction and Other Relief as to Defendant General Development Corporation dated November 30, 1990, entered in United States of America v. General Development Corporation, Case No. 90-879-CIV-Nesbitt (S.D.
                    Fla) (with Restitution Program attached as exhibit to Final Judgment).*

               9. Trust Agreement among GDC and NCNB National Bank of Florida as Trustee, dated as of January 17, 1991 (for GDC-owned developed lots in Florida).*

               12. Tennessee Trust Agreement between GDC and Joe M. Looney, Esq. as Trustee, dated as of December 29, 1989 (for GDC-owned lots in Tennessee).*

               13. Trust Agreement No. 2 between GDC and Joe M. Looney, Esq. as Trustee, dated as of May 31, 1991 (for GDFS-owned lots in Tennessee).*

               20. Class 14 Utility Trust Agreement between Atlantic Gulf Communities Corporation and First Union National Bank of Florida as Trustee, dated as of December 8, 1992.**

               21. Homesite Program Utility Fund Trust Agreement between Atlantic Gulf Communities Corporation and First Union National Bank of Florida as Trustee, dated as of December 8, 1992.**

               22. Agreement of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.***

               23. Joint Venture Contract of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.***

               24. Articles of Association of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.***

               25. Division Class 14 Utility Fund Trust Agreement between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida dated as of April 10, 1993.***

               26. Improvements Fund Trust Agreement between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida dated as of April 10, 1993.***

               27. Section 365(J) Lien Trust Agreement dated as of June 25, 1993 between NationsBank of Florida, N.A., as Trustee, and Atlantic Gulf Communities Corporation.***

               28. Registration Rights Agreement dated as of September 30, 1996 between Atlantic Gulf Communities Corporation and the lenders set forth in Exhibit A of the agreement.

     10(ii). Certain contracts that ordinarily accompany the Registrant's business

               1. Service Agreement dated July 28, 1975, between GDC and GDU relating to certain terms and conditions under which GDU may conduct its utilities operations (incorporated hereby by reference to Exhibit 10.4 to the Predecessor Company's Registration Statement on Form S-1 filed June 28, 1985 (Registration No. 2-98706)).

     10(iii). Certain management contracts, compensatory plans, contracts or arrangements

               9. Debtor's Motion for Authority to Establish and Implement Key Executive Retention Plan and Separation Pay Plan and to Revise Vacation Plan dated November 5, 1990, entered in In re General Development Corporation, et al, Case No. 90-12231-BKC- AJC (S.D. Fla).*

               10. Order Authorizing Debtors to Establish and Implement Key Executive Retention Plan and Separation Pay Plan and to Revise Vacation Plan dated January 15, 1991, entered in In re General Development Corporation, et al, Case No. 90-12231-BKC- AJC (S.D. Fla).*

               11.  Atlantic Gulf Communities Corporation 401(k) Plan.**

               12. Employment Agreement between GDC and J. Larry Rutherford dated July 1, 1991.*

               13. Modification of Employment Agreement between the Company and J. Larry Rutherford dated July 1, 1992.**

               19. Employment Agreement between the Company and Thomas W. Jeffrey dated June 1, 1994.****

               22. Atlantic Gulf Communities Corporation Employee Stock Option Plan as amended, as adopted by Atlantic Gulf's Board on April 6, 1993, and as approved by Atlantic Gulf's common stockholders at the 1993 Annual Meeting of Shareholders.***

               26. Non-Employee Directors' Stock Option Plan as approved by Atlantic Gulf's common stockholders at the 1995 Annual Meeting of Shareholders.*****

               27. Employment and Non-Competition Agreement between the Company and J. Larry Rutherford dated January 1, 1995 (incorporated herein by reference to Exhibit 10.1 of Atlantic Gulf's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995).*****

               28. Employment Agreement between the Company and Brian A. McLaughlin dated July 1, 1995 (incorporated herein by reference to Exhibit 10.2 of Atlantic Gulf's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1995).*****

               29. Atlantic Gulf Communities Corporation 1996 Non-Employee Directors' Stock Plan (incorporated herein by reference to Exhibit A to the Proxy Statement dated April 22, 1996).

          21.  Subsidiaries of the Company

          23.  Accountants' Consent - Ernst & Young LLP

          27.  Financial Data Schedule

--------------------------------------

          * These exhibits are incorporated herein by reference to the exhibits of the same designation to the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 1991.

          ** These exhibits are incorporated herein by reference to the exhibits of the same designation to Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1992.

          *** These exhibits are incorporated herein by reference to the exhibits of the same designation to Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1993.

          **** These exhibits are incorporated herein by reference to the exhibits of the same designation to Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1994.

          *****These exhibits are incorporated herein by reference to the exhibits of the same designation to Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1995.


     (d) Financial Statement Schedules required by Regulation S-X that are excluded from the Annual Report to Shareholders by Rule 14a-3(b) promulgated pursuant to Section 14 of the Securities Exchange Act of 1934, including (1) separate financial statements of subsidiaries and 50 percent of less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ATLANTIC GULF COMMUNITIES CORPORATION


                               By:      /s/ Thomas W. Jeffrey
                                        -----------------------------
                                        Thomas W. Jeffrey
                                        Executive Vice President
                                        and Chief Financial Officer


                                        Date:  April 11, 1997


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ J. Larry Rutherford                         Date:  April 11, 1997
--------------------------------
J. Larry Rutherford
Director, President and
Chief Executive Officer



/s/ Callis N. Carleton                          Date:  April 11, 1997
--------------------------------
Callis N. Carleton
Vice President and Controller
(Principal Accounting Officer)



/s/ James W. Apthorp                            Date:  April 11, 1997
--------------------------------
James W. Apthorp
Chairman of the Board



/s/ Gerald N. Agranoff
--------------------------------                Date:  April 11, 1997
Gerald N. Agranoff
Director

/s/ Allen A. Blase                              Date:  April 11, 1997
-----------------------
Allen Blase
Director



/s/ Jerome J. Cohen                             Date:  April 11, 1997
----------------------
Jerome J. Cohen
Director



/s/ Raymond Ehrlich                             Date:  April 11, 1997
----------------------
Raymond Ehrlich
Director



/s/ W.D. Frederick, Jr.                         Date:  April 11, 1997
-----------------------
W.D. Frederick, Jr.
Director



                                                Date:  April 11, 1997
---------------------
W. Edward Scheetz
Director



/s/ Lawrence B. Seidman                         Date:  April 11, 1997
-----------------------
Lawrence B. Seidman
Director



/s/ John W. Temple                              Date:  April 11, 1997
------------------------
John W. Temple
Director

                         INDEX TO FINANCIAL STATEMENTS


             Atlantic Gulf Communities Corporation and Subsidiaries

                       Consolidated Financial Statements


Report of Independent Certified Public Accountants                                                        F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                                              F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995
         and 1994                                                                                         F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995
         and 1994                                                                                         F-5

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996,
         1995 and 1994                                                                                    F-6

Notes to Consolidated Financial Statements                                                                F-7

Consolidated Financial Statement Schedules for each of the periods in the three years ended December 31, 1996:

         Schedule II - Valuation and Qualifying Accounts                                                  S-1


         All schedules other than those indicated in the index have been omitted as the required information is inapplicable or not material, or the information is presented in the Consolidated Financial
         Statements and Notes thereto.

                          Report of Ernst & Young LLP
                    Independent Certified Public Accountants


     Board of Directors
     Atlantic Gulf Communities Corporation

     We have audited the accompanying consolidated balance sheets of Atlantic Gulf Communities Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Gulf Communities Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP


     Miami, Florida
     February 27, 1997

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
                           (in thousands of dollars)



                                                                                   1996         1995
                                                                                   ----         ----
             Assets
Cash and cash equivalents                                                      $   7,050     $   3,560
Restricted cash and cash equivalents                                               6,034         8,461
Contracts receivable, net                                                          9,649        14,350
Mortgages, notes and other receivables, net                                       63,800        45,479
Land and residential inventory                                                   153,417       218,270
Property, plant and equipment, net                                                 2,911        17,657
Other assets, net                                                                 20,532        25,048
                                                                               ---------     ---------

Total assets                                                                   $ 263,393     $ 332,825
                                                                               =========     =========



             Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                                       $  16,914     $  21,078
Customers' and other deposits                                                      5,483         6,091
Contributions in aid of construction                                                --           4,530
Other liabilities                                                                 15,393        25,747
Notes, mortgages and capital leases                                              169,215       220,999
                                                                               ---------     ---------

                                                                                 207,005       278,445
                                                                               ---------     ---------

Commitments and contingencies

Stockholders' equity
         Common stock, $.10 par value, 15,665,000
               shares authorized; 9,795,642 and 9,771,521 shares issued              980           977
         Contributed capital                                                     122,123       120,115
         Accumulated deficit                                                     (60,706)      (61,887)
         Minimum pension liability adjustments                                    (6,000)       (4,825)
         Treasury stock, 86,277 shares in 1996, at cost                               (9)         --
                                                                               ---------     ---------

Total stockholders' equity                                                        56,388        54,380
                                                                               ---------     ---------

Total liabilities and stockholders' equity                                     $ 263,393     $ 332,825
                                                                               =========     =========



See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 Years Ended December 31, 1996, 1995 and 1994,
                     (in thousands, except per share data)




                                                                  1996              1995         1994
                                                                  ----              ----         ----
Revenues:
  Real estate sales:
    Homesite                                                    $  43,910       $  24,106     $ 15,040
    Tract                                                          62,693          31,055       25,793
    Residential                                                    20,962          27,742       11,467
                                                                ---------       ---------     --------
      Total real estate sales                                     127,565          82,903       52,300
  Other operating revenue                                           4,919           6,748        9,784
  Interest income                                                   6,295           7,765        8,263
  Other income:
   Reorganization reserves                                         18,597          10,676          700
   Other income                                                     7,911           5,260       34,915
                                                                ---------       ---------     --------
      Total revenues                                              165,287         113,352      105,962
                                                                ---------       ---------     --------

Costs and expenses:
  Direct cost of real estate sales:
    Homesite                                                       35,235          17,151       10,472
    Tract                                                          51,354          26,108       17,892
    Residential                                                    16,725          23,150       10,144
                                                                ---------       ---------     --------
      Total direct cost of real estate sales                      103,314          66,409       38,508
  Inventory valuation reserves                                     12,283           4,851         --
  Selling expense                                                  13,525           9,820        7,532
  Other operating expense                                           1,986           4,037        7,085
  Other real estate costs                                          19,384          20,545       22,644
  General and administrative expense                               11,510          10,405       10,551
  Depreciation                                                        900           1,215        1,105
  Cost of borrowing, net of amounts capitalized                    13,430          14,274       14,818
  Other expense                                                     1,506           2,392        2,638
                                                                ---------       ---------     --------
        Total costs and expenses                                  177,838         133,948      104,881
                                                                ---------       ---------     --------

Income (loss) before extraordinary items                          (12,551)        (20,596)       1,081

Extraordinary gains on extinguishment of debt                      13,732            --           --
                                                                ---------       ---------     --------

Net income (loss)                                               $   1,181       $ (20,596)    $  1,081
                                                                =========       =========     ========

Income (loss) before extraordinary items
  per common share                                              $   (1.29)      $  (2 .12)    $    .11
                                                                =========       =========     ========

Net income (loss) per common share                              $     .12       $  (2 .12)    $    .11
                                                                =========       =========     ========

Weighted average common shares outstanding                          9,709           9,708        9,643
                                                                =========       =========     ========





See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994
                           (in thousands of dollars)



                                                                    1996           1995          1994
                                                                    ----           ----          ----
Cash flows from operating activities:
 Net income (loss)                                              $   1,181       $ (20,596)    $  1,081
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                     5,244           6,879        6,088
  Other income                                                    (19,337)         (8,922)        (700)
  (Gain) loss from sale of property, plant and equipment               94             (44)        (715)
  Gains from utility condemnations or sales                        (5,504)           (219)     (34,200)
  Gain from sale of stock of wholly-owned subsidiaries               --            (2,353)        --
  Extraordinary gains from extinguishment of debt                 (13,732)           --           --
  Reorganization items                                             (1,477)         (2,589)      (3,536)
  Inventory valuation reserves                                     12,283           4,851         --
  Land acquisitions                                                (9,338)         (7,607)      (8,549)
  Other net changes in assets and liabilities:
     Restricted cash                                                2,427           1,248            3
     Receivables                                                     (403)         (5,238)      (1,008)
     Land and residential inventory                                61,694          21,463       10,790
     Other assets                                                 (12,367)         (5,311)      (7,344)
     Accounts payable and accrued liabilities                      (2,753)         (3,641)       5,342
     Customer deposits                                               (414)          1,578        2,672
     Other liabilities                                             (2,317)         (4,244)      (2,703)
     Other, net                                                      (273)           (125)        (455)
                                                                ---------       ---------     --------
       Net cash provided by (used in) operating activities         15,008         (24,870)     (33,234)
                                                                ---------       ---------     --------

Cash flows from investing activities:
 Additions to property, plant and equipment                          (228)         (1,555)      (3,576)
 Proceeds from sale of property, plant & equipment                  1,885             204        2,466
 Proceeds from utility condemnations or sales                      28,699             850       45,030
 Proceeds from sale of stock of wholly-owned subsidiaries            --             2,701         --
                                                                ---------       ---------     --------
       Net cash provided by investing activities                   30,356           2,200       43,920
                                                                ---------       ---------     --------

Cash flows from financing activities:
  Borrowings under credit agreements                              123,848          44,538       61,851
  Repayments under credit agreements                             (161,477)        (24,662)     (80,922)
  Principal payments on other liabilities                          (4,250)         (5,987)      (8,211)
  Proceeds from sale of note receivable                              --              --         15,137
  Proceeds from exercise of stock options                               5              44         --
                                                                ---------       ---------     --------
       Net cash provided by (used in) financing activities        (41,874)         13,933      (12,145)
                                                                ---------       ---------     --------

Increase (decrease) in cash and cash equivalents                    3,490          (8,737)      (1,459)
Cash and cash equivalents at beginning of period                    3,560          12,297       13,756
                                                                ---------       ---------     --------
Cash and cash equivalents at end of period                      $   7,050       $   3,560     $ 12,297
                                                                =========       =========     ========

Supplemental cash flow information:
  Income tax payments (refunds)                                 $    --         $    --       $   (917)
                                                                =========       =========     ========

  Interest payments, net of amounts capitalized                 $  12,268       $   7,269     $  9,470
                                                                =========       =========     ========

  Reorganization item payments                                  $   5,099       $   7,298     $ 10,079
                                                                =========       =========     ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                                                        Minimum
                                                                   Contri-                              Pension
                                              Common Stock          buted            Accumulated        Liability    Treasury
                                             Shares    Amount      Capital            Deficit          Adjustments    Stock
                                             ------    ------      -------            -------          -----------    -----
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                    9,603        $975      $119,015         $ (42,372)        $ (4,265)       $(202)
---------------------------------------------------------------------------------------------------------------------------
 Net income                                     -           -             -             1,081                -            -

 Stock returned                                (3)          -             -                 -                -            -

 Shares issued under director
   stock plan                                  19           -           (20)                -                -           20

 Shares issued as minimum
    pension contribution                       56           -           533                 -                -           80

 Minimum pension liability
   adjustment                                   -           -             -                 -             (115)           -
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  9,675         975       119,528           (41,291)          (4,380)        (102)
---------------------------------------------------------------------------------------------------------------------------
 Net loss                                       -           -             -           (20,596)               -            -

 Stock returned                                (3)          -                               -                -            -

 Shares issued as minimum
    pension contribution                       31           -           206                 -                -           42

 Minimum pension liability
   adjustment                                   -           -             -                 -             (445)           -

 Exercise of stock options                      8           1            43                 -                -            -

 Shares issued as Secured Floating
  Rate Note fees                               61           1           338                 -                -           60
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  9,772         977       120,115           (61,887)          (4,825)           -
---------------------------------------------------------------------------------------------------------------------------

 Net income                                     -           -             -             1,181                -            -

 Stock returned                               (86)          -             -                 -                -           (9)

 Shares issued under director
   stock plan                                  18           2            98                 -                -            -

 Warrants issued to pay down
   Secured Cash Flow Notes                      -           -         1,875                 -                -            -

 Exercise of stock options                      1           -             5                 -                -            -

 Minimum pension liability
   adjustment                                   -           -             -                 -           (1,175)           -

 Shares issued to director as
   recapitalization committee fee               4           1            30                 -                -            -
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  9,709        $980      $122,123         $ (60,706)         $(6,000)       $  (9)
---------------------------------------------------------------------------------------------------------------------------





See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      GENERAL

                  Atlantic Gulf Communities Corporation ("Atlantic Gulf" or the "Company") is principally engaged in the business of acquisition, development and sale of new subdivision and scattered developed homesites and land tracts, residential construction and sales and providing other related real estate asset management services.

         (b)      CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and all significant subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (c)      USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         (d)      REORGANIZATION AND FRESH START REPORTING

                  In April 1990 (the "Petition Date"), Atlantic Gulf's predecessor corporation ("Predecessor Company") and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Predecessor Company's Plan of Reorganization ("POR") was confirmed on March 27, 1992 by the Bankruptcy Court and became effective on March 31, 1992 ("Effective Date"). Atlantic Gulf, as the successor Company, adopted a new charter and business plan to be implemented by its new board of directors and management.

                  The Company adopted "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting") as of the Effective Date in accordance with American Institute of Certified Public Accountants' Statement of Position No. 90-7. Accordingly, the Company's consolidated financial statements have been prepared as if the Company were a new reporting entity as of, and for the periods subsequent to, the Effective Date (see Note 18).

         (e)      NET INCOME (LOSS) PER COMMON SHARE

                  The net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods. The effect of outstanding warrants and options to

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




                  purchase common stock on the per share computations was anti-dilutive or not material during the periods.

         (f)      REAL ESTATE SALES

                  Revenue from the sale of residential units other than Regency Island Dunes ("Regency") condominium units is recognized when the earnings process is complete. Revenue from the sale of Regency condominium units is recognized using the percentage-of-completion method. Earned revenue is based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage is then applied to the expected revenue associated with units that have been sold to date. Revenue from the sale of land is recognized when the cash received is at least 20% for land sales other than retail land sales and 10% for retail land sales, the earnings process is complete and the collection of any remaining receivable is reasonably assured.

                  Cost of residential sales other than Regency condominium sales is determined on a specific identification basis. Cost of sales associated with Regency condominium sales is determined using the percentage-of-completion method. Cost of land sales is determined on a project basis using the relative sales value method.

         (g)      LAND AND RESIDENTIAL INVENTORY

                  The Company's cost of land was determined in connection with its application of Fresh Start Reporting. Costs capitalized are allocated on a specific project identification basis. Residential unit costs are accounted for on a specific identification basis and all land and residential inventory is carried at the lower of cost or net realizable value.

         (h)      DEPRECIATION

                  Depreciation and amortization is provided on a straight-line basis on the following assets:


                                                                    Estimated useful
                                                                     lives in years
                                                                    ----------------
Land improvements                                                          5 to 33
Buildings                                                                 10 to 40
Fixtures and equipment                                                     3 to 10
Utility equipment and facilities                                           3 to 50

                  Maintenance and repairs are charged to income as incurred. Renewals and betterments to owned properties are capitalized. Betterments to leased properties are capitalized and amortized over the shorter of the terms of the leases or the lives of the betterments.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         (i)      INCOME TAXES

                  Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

         (j)      CAPITALIZED INTEREST

                  The Company capitalizes interest on land and residential inventory under development on a specific project identification basis. Capitalized interest approximated $5,693,000, $7,418,000 and $5,101,000 during the years ended
                  December 31, 1996, 1995 and 1994, respectively.

         (k)      CASH AND CASH EQUIVALENTS

                  The Company includes in cash and cash equivalents all highly liquid debt instruments purchased with a maturity of three months or less. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial instruments in which these assets are invested.

                  Restricted cash and cash equivalents include amounts pursuant to escrows for the sale of real estate properties, development cash collateral accounts, funds in a trust to pay certain bankruptcy claims and various other escrow accounts.

         (l)      CONTRIBUTIONS IN AID OF CONSTRUCTION

                  Advances from real estate developers and other direct contributions to utility subsidiaries for plant construction are recorded as "contributions in aid of construction." To the extent required by regulatory agencies, the balance is amortized over the depreciable life of utility equipment and facilities as an offset to depreciation expense amounting to $65,000, $131,000 and $130,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company sold its two remaining utility facilities, therefore, there are no contributions in aid of construction on the accompanying consolidated balance sheets as of December 31, 1996.

         (m)      DEFERRED DEBT ISSUANCE COSTS

                  Costs associated with the issuance of the Company's various debt instruments or closing of other financing transactions have been deferred and are being amortized over the term of the related debt. Amortization of deferred debt issuance costs, included in cost of borrowing, net in the accompanying consolidated statements of operations, was $1,187,000, $2,458,000 and $2,260,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         (n)      REPORTING ON ADVERTISING COSTS

                  Effective January 1, 1995, the Company adopted Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," issued by the American Institute of Certified Public Accountants. Adoption of SOP 93-7 had no effect on the consolidated financial statements.

                  The Company expenses advertising costs as incurred. The Company recognized advertising expenses of $3,577,000, $2,126,000 and $2,318,000 for the years ended December 31, 1996, 1995 and 1994, respectively and these expenses are included in selling and other real estate costs in the accompanying consolidated statements of operations. The Company did not incur any direct response advertising cost, as defined by SOP 93-7, during the period.

         (o)      ACCOUNTING FOR STOCK-BASED COMPENSATION

                  The Company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The Company discloses the pro forma information required for stock-based compensation plans in accordance with FAS 123 (see Note 20).

         (p)      RECLASSIFICATION

                  Certain amounts in the consolidated financial statements have been reclassified to conform with the 1996 presentation.

(2)      MANAGEMENT'S PLANS

         The Company's near-term plan is to consummate the transactions contemplated by the Investment Agreement dated as of February 7, 1997 with Apollo. The Company's high degree of leverage, combined with the illiquid nature of its assets have resulted in the Company having insufficient liquidity and capital resources to fully implement its business plan and generate net income and increase stockholder value. The Company plans to utilize the funds that result from the Apollo transaction as follows:

         (a) Increase investment in new real estate development projects, on a wholly owned instead of joint venture basis, thereby increasing the Company's potential rate of return.

         (b) Seek more favorable terms and conditions from the Company's lenders and other holders of company debt, thereby reducing the cost of borrowing.

         The Company's near-term plan anticipates the Company generating approximately $115 million of cash available for debt service in 1997 from several sources, including (i) the increased cash generated from ongoing core operations, including subdivision homesite and condominium sales; (ii) the accelerated disposition of non-core tract and scattered homesite assets through the efforts of the Company's in-house

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         sales staff in cooperation with outside brokers; (iii) the sale or financing of any mortgage or other receivables acquired through real estate sales; (iv) approximately $12.1 million in cash proceeds from the various trusts established; and (v) the potential sale of the Company's interest in one or more of its primary market projects.

         Management believes the backlog of subdivision homesite sales ($15.2 million) and non-core real estate sales ($19.3 million) under contract carried into 1997 plus the sources noted above will supply sufficient cash to satisfy the 1997 debt service payments. Management believes the near-term plan referred to above will strengthen its ability to obtain sufficient liquidity and capital resources necessary to satisfy its future debt obligations and to obtain financing to continue to implement its business plan.

         The Company will continue to explore alternative sources of funds including refinancing or recapitalization of certain of its 1997 and/or 1998 debt obligations.

         The Company's goal is to produce superior returns for shareholders by liquidating Predecessor assets, paying off debt, reducing overhead, and becoming the leading supplier of finished homesites to builders in Florida's fastest growing markets and selected primary markets in the Southeast without the exposure associated with carrying a substantial inventory of land. The Company's historical operating performance has been adversely affected by (i) investments undertaken to produce future profits, (ii) high debt costs, (iii) significant carrying costs attributable to its substantial but slower moving Predecessor inventory in secondary real estate markets and (iv) the time interval between asset acquisition, development and sale. Management anticipates that revenues from many of the Company's investments during the past three years will begin to be recognized in 1997. The Company anticipates its business plan will be fully implemented in 1998, assuming availability of appropriate capital resources, which cannot be assured.

         The Company's business plan for 1997 contemplates that expenditures for development, construction and other capital improvements could range up to $50 million, of which a substantial portion would need to be funded through individual project development loans or joint venture arrangements, some of which are not yet in place. Management believes that it can obtain the funds corresponding to the planned 1997 expenditures for development, construction, and other capital improvements. However, if the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan would be adversely affected, thus slowing the Company's revenue growth and increasing the expected time necessary for the Company to achieve profitability.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(3)      CONTRACTS RECEIVABLE

         The Company owns and manages a portfolio of retail land sales contracts receivable generated by the Predecessor Company. At December 31, contracts receivable from retail land sales, net consisted of the following (in thousands of dollars):


                                                        1996         1995
                                                        ----         ----
Contracts receivable, gross                           $11,779      $ 18,703
Reserve for estimated future cancellations,
   net of estimated land recoveries                      (584)       (1,112)
Valuation discounts to yield 15%                       (1,546)       (3,241)
                                                      -------      --------
                                                      $ 9,649      $ 14,350
                                                      =======      ========

         Stated interest rates on homesite contracts receivable outstanding at December 31, 1996 and 1995 range from 4% to 12.5% (averaging approximately 7.0%). The original terms of these contracts were 10 to 12 years, and at December 31, 1996 and 1995, approximately 26% and 27%, respectively, of such homesite contracts receivable were delinquent. Contracts are classified as delinquent if their monthly payment is more than 30 days past due.

         When a contract cancels, the Company recovers/restores the lot to inventory at its estimated historical cost. Total future recoveries are estimated at $1,243,000 and $1,517,000 as of December 31, 1996 and 1995, respectively, based on estimated future cancellations. The Company's reserve for estimated future cancellations and its reserve for contracts receivable termination refunds (see Note 9) are based on 1996 collection and cancellation experience, which is not necessarily indicative of future trends. Due to higher than anticipated cancellation activity in 1996, an adjustment was made in 1996 to increase the reserve for future cancellations by $499,000 and the reserve for estimated land recoveries by $104,000 resulting in a net loss of $395,000 recorded in other expense in the accompanying consolidated statements of operations. Due to better than anticipated collection and cancellation activity in 1995, an adjustment was made in 1995 to reduce the reserve for future cancellations by $1,856,000 and the reserve for estimated land recoveries by $1,812,000 resulting in a net gain of $44,000 recorded in other income in the accompanying consolidated statements of operations. The Company believes that a downturn in the economy is the most significant factor which could materially impact the future collectibility of the contracts receivable portfolio. As of December 31, 1996, the Company believes its contracts receivable reserves are adequate based on current and foreseeable economic trends. There are no significant concentrations of credit risk associated with this portfolio.

         Pursuant to the Company's business plan to monetize receivables generated as a result of the sale of Predecessor assets, the Company closed on a $7.5 million financing in January 1997 of a portion of its

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         contracts receivable portfolio with Litchfield Financial Corporation ("Litchfield"). The proceeds were used to reduce corporate debt and to fund ongoing operations.

         The Company amortizes the valuation discounts over the expected life of the receivable portfolio. This amortization, included in results of operations in the accompanying consolidated statements of operations, amounted to $1,153,000, $1,472,000 and $2,000,000 for the years ended
         December 31, 1996, 1995 and 1994, respectively. The valuation discounts were reduced by $542,000 in 1996 due to higher than anticipated collection and cancellation activity since the Effective Date resulting in a gain of $542,000 recorded in other income in the accompanying consolidated statements of operations.

         As of December 31, 1996, scheduled principal collections on the contracts receivable portfolio for the five years ending December 31, 2001 are as follows: 1997 - $3,702,000, 1998 - $2,916,000, 1999 -
         $2,210,000, 2000 - $1,563,000 and 2001 - $950,000.

         The contracts receivable portfolio serves as collateral for a portion of the Company's indebtedness (see Note 10).

(4)      MORTGAGES, NOTES AND OTHER RECEIVABLES

         At December 31, mortgages, notes and other receivables, net consisted of (in thousands of dollars):



                                                         1996        1995
                                                         ----        ----
Land mortgages receivable,
   net of valuation discounts and reserves of
   $2,605 and $3,499                                  $ 32,028     $ 21,959
Regency percentage-of-completion receivable             14,801       17,989
Utility trust fund withdrawal receivable                12,109         --
Cumberland Cove land mortgages receivable, net           1,120        3,142
Other receivables                                        3,742        2,389
                                                      --------     --------
                                                      $ 63,800     $ 45,479
                                                      ========     ========


         The portfolio of land mortgages receivable relates primarily to seller financing associated with sales of the Company's Predecessor tract inventory. Mortgages in the portfolio as of the Effective Date were discounted to yield 18%. Mortgages issued during 1994 were discounted to yield prime plus 3% at the date of closing respectively, resulting in a reduction in the valuation of real estate sales of $213,000 for the year ended December 31, 1994 in the accompanying consolidated statements of operations. Subsequent to December 31, 1994, mortgages have been issued with a stated rate of approximately prime plus 2%; therefore, no mortgage valuation discounts were incurred for mortgages issued in 1995 and

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         1996. However, the valuation discount associated with the land mortgages receivable was increased by approximately $1.2 million to $2.1 million in 1995 and charged to other expense in the accompanying consolidated statements of operations based on an anticipated sale of the land sales mortgages in 1996. During 1996, the mortgages which were anticipated to be sold were financed instead and, due to the non-recourse provisions associated with the financing transaction which reduced the foreclosure exposure to the Company, the valuation discount was reduced by $1.2 million to $900,000 in 1996 and recorded in other income in the accompanying consolidated statements of operations. The land mortgages portfolio is also net of a valuation reserve of $1.7 million as of December 31, 1995 of which $1.3 million was reserved for in 1995 and charged to inventory valuation reserves in the accompanying consolidated statements of operations. Substantially all land sale mortgages receivable are due within five years. Approximately 26% of the land mortgages receivable resulted from sales made to a single trustee with multiple investors. The value of the Florida land securing these mortgages is estimated to equal or exceed the net book value of the related receivables.

         In July 1996, pursuant to the Company's business plan to monetize receivables generated as a result of the sale of Predecessor assets, the Company sold to a limited partnership financed by Harbourton Residential Capital Company, Ltd. ("Harbourton") approximately $19.8 million of mortgage receivables. The Company received an initial cash distribution of approximately $13.3 million at closing, plus a residual interest in the limited partnership. This sale was recorded as a financing transaction, therefore, the underlying mortgage receivables remained on the Company's accompanying consolidated balance sheets and a mortgage loan payable was recorded for the amount of the proceeds. The proceeds were used to reduce corporate debt and to fund ongoing operations (see Note 10).

         In March 1997, the Company sold approximately $9.3 million of mortgage receivables to the First Bank of Boston for approximately $7 million. The sale includes a repurchase option by the Company, subject to certain conditions. The proceeds were used to reduce corporate debt and to fund ongoing operations.

         The Regency percentage-of-completion receivable represents earned revenue recorded using the percentage-of-completion method for Regency Island Dunes condominium units which were under contract but had not closed as of December 31, 1996 and 1995, respectively. The Regency Island Dunes condominium project consists of two 72-unit buildings. The construction on the first building was approximately 97% complete and 59 units were under contract as of December 31, 1995 generating a receivable of $18 million which was collected during 1996 upon the closing of these units. An additional eight units in the first building were sold and closed during 1996. As of December 31, 1996, construction of the second building was approximately 79% complete and 56 units were sold generating a receivable of $14.8 million. The revenue and profit recorded in 1996 on the second building represents 79% of the expected revenue and profit on the 56 units which were under contract as of December 31, 1996. Additional revenue and profit will be recognized as the construction progresses and more units are sold. The receivable balance of $14.8 million as of December 31, 1996 is anticipated to be collected in full by the third quarter of 1997 upon the closing of these units.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         The following is a summary of costs and estimated earnings associated with the Company's Regency condominium project as of December 31 (in thousands of dollars):



                                                        1996         1995
                                                        ----         ----
Costs incurred on uncompleted contracts
  and estimated earnings                              $14,801      $ 17,989
Less: Deposits to date                                 (3,981)       (4,820)
                                                      -------      --------
                                                      $10,820      $ 13,169
                                                      =======      ========

         As part of a settlement of the Company's improvement obligations to the Predecessor Company's retail homesite customers, various trusts were established. The Company funded these trusts with cash, stock and notes based on estimates of the costs of the future improvement obligations. The terms of these trusts and reserves require the Company to periodically assess the adequacy of the property in the trusts and reserves and any excess or deficiency will accrue to the benefit or become an obligation of the Company (see Note 13). In December 1996, upon review of these trusts, it was determined that approximately $12.1 million in cash plus $6.2 million of notes could be recovered from various utility trusts. A receivable for the $12.1 million, which was received in January 1997, was recorded as of December 31, 1996 in the accompanying consolidated balance sheets and a gain of $11.9 million, net of expenses, was recorded in other income in the accompanying consolidated statements of operations.

         The portfolio of Cumberland Cove land mortgages receivable relates to seller financing associated with sales of the Company's scattered homesite inventory in Cumberland Cove, Tennessee. These receivables generally bear interest at rates ranging from 9.4% to 10.9%, depending on the down payment, and a term of 10 years. Valuation discounts of $242,000 and $236,000 associated with these mortgages were recorded and are included as a reduction to real estate revenues in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1995, respectively. In 1996, the Company obtained a commitment from Litchfield to buy up to $7 million of deeds of trusts associated with the Cumberland Cove mortgages by December 31, 1997. During 1996, the Company closed on approximately $4.5 million under this commitment. A reserve of $341,000 was recorded associated with these sales and was recorded in other expense in the accompanying statements of operations.

         In October 1995, the Company sold its residential mortgages receivable portfolio for $2.4 million resulting in a loss of $694,000 which is included in other expense in the accompanying consolidated statements of operations.

         The valuation discounts in 1995 and 1994 included unamortized interest rate valuation discounts which were amortized based on the terms of the related mortgages receivable and $610,000 and $741,000 was included in interest income in the accompanying consolidated statements of operations for the years ended December 31, 1995 and 1994, respectively. The valuation discount balance in 1996 did not contain an

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         unamortized interest rate valuation discount component, therefore, no amortization income was recorded in 1996.

         Scheduled collections of principal on the land mortgages receivable for the five years ending December 31, 2001 are as follows: 1997 - $8,989,000, 1998 - $5,365,000, 1999 - $4,563,000, 2000 - $7,236,000
         and 2001 - $7,937,000. Substantially all other receivables are non-interest bearing and are due within one year.

         Substantially all mortgages, notes and other receivables secure a portion of the Company's debt (see Note 10).

(5)      LAND AND RESIDENTIAL INVENTORY

         At December 31, land and residential inventory consisted of the following (in thousands of dollars):


                                                         1996        1995
                                                         ----        ----
Homesite inventory
   Subdivision homesites                              $ 40,684     $ 50,272
   Scattered homesites                                  43,871       56,534
Tract inventory                                         63,637      103,180
Residential inventory
   Single family homes                                     253        2,452
   Condominiums                                          4,972        5,832
                                                      --------     --------
                                                      $153,417     $218,270
                                                      ========     ========

         Land inventory is net of net valuation reserves of $7.4 million and $3.6 million as of December 31,1996 and 1995, respectively. In conjunction with the Company's reviews in 1995 and 1996 of the net realizable values associated with its inventories and land holdings, the Company provided additional net valuation reserves to reduce the carrying value of its inventories and land holdings in the amounts of $10.4 million and $3.6 million for the years ended December 31, 1996 and 1995, respectively, which were charged to inventory valuation reserves in the accompanying consolidated statements of operations.

         Land inventory is also net of environmental reserves of $1.2 million and $2.6 million as of December 31, 1996 and 1995, respectively (see
         Note 13). Based on a review of the environmental reserve and recent changes in Florida state laws, this reserve was reduced by $1.3 million in 1996 and recorded in other income in the accompanying consolidated statements of operations.

         During 1996, the Company purchased approximately 300 acres of property in a project known as Estero Pointe, located in southwest Florida, from various sellers for approximately $5.6 million of which $2.1 million was financed by the sellers through notes secured by mortgages on the properties. The financed

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         amounts totaling $2.1 million are non-cash financing activities and therefore are not reflected in the accompanying consolidated statements of cash flows.

         In December 1995, the Company purchased a project known as Summerchase consisting of approximately 320 acres of residential property in Broward County, Florida for $6.5 million of which $2.6 million was paid in cash with the remaining balance of $3.9 million financed by the seller through a note secured by a mortgage on the property. The financed amount of $3.9 million is a non-cash financing activity and therefore is not reflected in the accompanying consolidated statements of cash flows. The company sold this project in bulk in April 1996 for $9.0 million.

         In February 1995, the Company acquired a project known as West Meadows consisting of approximately 900 acres located in the northeastern part of the Tampa Bay area for $5.0 million, of which $1.5 million was paid in cash and the balance of $3.5 million was financed by the seller through a note secured by a mortgage on the property. The financed amount of $3.5 million is a non-cash financing activity and therefore is not reflected in the accompanying consolidated statements of cash flows. In April 1996, the Company acquired an additional 240 acres of this project for approximately $2.1 million, of which $1.8 million was financed by the seller through a note secured by a mortgage on the property. The financed amount of $1.8 million is a non-cash financing activity and therefore is not reflected in the accompanying consolidated statements of cash flows. The combined acreage in the West Meadows project of approximately 1,140 acres is currently being permitted for approximately 1,300 homesites.

         The single family home inventory has decreased to $253,000 as of December 31, 1996 as the Company has phased out its single family home sales operations.

         Substantially all of the Company's inventory serves as collateral for the Company's debt (see Note 10) and certain of its other liabilities and commitments (see Notes 9 and 13).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(6)      PROPERTY, PLANT AND EQUIPMENT

         At December 31, property, plant and equipment, net, at cost, consisted of (in thousands of dollars):


                                                        1996          1995
                                                        ----          ----
Land and improvements                                 $   992      $  1,318
Buildings                                               1,392         1,998
Fixtures and equipment                                  3,992         3,259
Utility equipment and facilities                         --          13,111
Construction in progress                                 --           1,724
                                                      -------      --------
                                                        6,376        21,410
Accumulated depreciation                               (3,465)       (3,753)
                                                      -------      --------
                                                      $ 2,911      $ 17,657
                                                      =======      ========

         During 1996, the Company sold its two remaining utility systems in accordance with the Company's business plan to dispose of its non-core operations and provide working capital to the Company. In February, 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000 which is included in other income in the accompanying statements of operations. The proceeds were used to repay the Company's Secured Floating Rate Notes. In June 1996, the Company sold its Julington Creek utility system for $6.0 million resulting in a gain of $696,000 which is included in other income in the accompanying consolidated statements of operations. Of the net proceeds of approximately $5.7 million from this sale, approximately $2.0 million was used to repay fully the Company's Utilities loan and $3.0 million was used to repay the Company's Secured Floating Rate Notes. Construction in progress as of December 31, 1995 consisted primarily of costs associated with the expansion of the Julington Creek utility mains and outfall facilities which were substantially completed as of December 31, 1995 and were placed into service in 1996 for a total cost of approximately $1.8 million.

         In 1995, the Company sold Longwood Utilities, Inc. ("Longwood"), a wholly-owned subsidiary, which operated a wastewater treatment plant in the City of Longwood, Florida. Longwood was sold for $850,000 resulting in a gain of $219,000 which is included in other income in the accompanying consolidated statements of operations.

         During 1994, the Company sold its two remaining nine-hole golf courses and certain other buildings in various communities with a net book value of $1.8 million for total cash proceeds of $2.4 million, resulting in a net gain of $715,000 which is included in other income in the accompanying consolidated statements of operations.

         Substantially all property, plant and equipment serve as collateral for the Company's debt (see Note 10).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(7)      OTHER ASSETS

         Other assets consisted of the following as of December 31 (in thousands of dollars):


                                                        1996         1995
                                                        ----         ----
Net utility condemnation asset                        $   --       $ 12,398
Ocean Grove joint venture                                3,046        2,016
Sunset Lakes joint venture                               5,854        1,950
Falcon Trace joint venture                               3,638         --
Investment in China joint venture                         --          1,883
Sanctuary joint venture                                   --            882
Other real estate related assets                         4,038        3,002
Other assets                                             3,956        2,917
                                                      --------     --------
                                                      $ 20,532     $ 25,048
                                                      ========     ========

         The utility condemnation asset represented the excess of net book value over proceeds received from the taking of the Company's Port St. Lucie utility system pursuant to condemnation proceedings. On March 15, 1996, the Company and the City of Port St. Lucie settled litigation pursuant to these condemnation proceedings. Under the terms of the settlement, the City of Port St. Lucie paid Atlantic Gulf $18.75 million in April 1996 resulting in a gain of approximately $4.1 million for the year ended December 31, 1996 which is included in other income in the accompanying statements of operations. In October 1994, the Company settled litigation pursuant to condemnation proceedings associated with its Charlotte County utility system for an additional $45 million in cash which was paid to the Company in December 1994. This $110 million settlement resulted in a net gain of $34.2 million for the year ended December 31, 1994 which is included in other income in the accompanying consolidated statements of operations.

         In January 1995, the Company acquired a two-acre parcel in a six-acre project known as Ocean Grove for approximately $2 million in cash. In January 1996, the Company purchased the remaining four acres for approximately $2.2 million in cash. The project is planned for construction of 162 luxury oceanfront condominiums consisting of three six-story towers located in the City of Jupiter in Palm Beach County, Florida. In June 1995, an unaffiliated third party acquired a 50% joint venture interest in this project for $3.8 million, $1.8 million of which was paid in June 1995 and $2 million of which was paid in January 1996. The joint venture is currently in the process of replanning and permitting the site to encompass certain design concepts utilized in the Regency Island Dunes project. The Company accounts for this joint venture under the equity method.

         In February 1994, the Company entered into a formation agreement and subsequently in December 1995 entered into a joint venture agreement with an unaffiliated third party (the "Sunset Lakes Joint Venture") to finance, develop and sell approximately 1,950 acres located in southwest Broward County in Florida. This project is expected to yield approximately 1,800 residential homesites. The Company's percentage

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         interest in the profits and losses of the Sunset Lakes Joint Venture is 65%. In addition, the Company is entitled to a fee equal to 4% of development costs, as defined in the joint venture agreement. The Company accounts for this joint venture under the equity method.

         In April 1996, the Company acquired approximately 390 acres in southeast Orlando for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property. This project, known as Falcon Trace, is currently being permitted for approximately 900 homesites. In December 1996, and as amended in March 1997, the Company and Cypress agreed to a restructuring in which title was transferred into Falcon Trace Partners Limited Partnership ("Falcon Trace Partnership") of which the Company is a limited partner. The Company contributed its net investment in the project and its partner, Falcon Trace-Cypress Limited Partnership, contributed all of its right, title and interest to the mortgage on the property. The Company has a 65% interest in the Falcon Trace Partnership after expenses and fixed returns to the partners.

         In September 1993, the Company entered into a Sino-Foreign equity joint venture with a quasi-governmental entity in the city of Nanjing, China (the "Ya Dong JV"), giving the Company a 50% joint venture interest. The Ya Dong JV provides for the phased development of approximately 4,000 agricultural acres located within the city limits of Nanjing into a new, mixed-use city center. The Chinese partner's capital contribution is the land use rights for the property and the Company's capital contribution is in cash not to exceed $10 million. The Company has contributed $6.0 million as of February 28, 1997. The political, diplomatic and economic environment in China poses significant uncertainty and risk to the project. Accordingly, in 1995, the Company wrote down its investment in the joint venture by $642,000 to $1.9 million and charged other real estate costs in the accompanying consolidated statements of operations. The Company has made a proposal to its joint venture partner to transfer 35% of its 50% interest in the joint venture to its partners in return for a note receivable in the amount of $2.25 million. The Company would retain a 15% interest in the joint venture. Due to the uncertainty associated with the collection of this proposed receivable, the Company established an inventory valuation reserve in the amount of $1.9 million in the accompanying consolidated statements of operations. Consequently, the Company's net investment in this joint venture is carried at $0.

         Effective in October 1994, the Company entered into a joint venture agreement as the general partner with an unaffiliated party (the "Sanctuary Joint Venture") giving the Company a 50% interest in a $7.8 million mortgage acquired by the Sanctuary Joint Venture for $3.2 million (the "Sanctuary Mortgage"). The Sanctuary Mortgage encumbered 467 partially developed lots near Orlando, Florida. The Company accounted for the Sanctuary Joint Venture under the equity method until August 1996, at which time the Company purchased its partner's interest in the joint venture. The Sanctuary Joint Venture generated a net profit to the Company of $603,000 in 1995 which is included in other income in the accompanying consolidated statements of operations. There were no closings in this project during the first eight months of 1996 prior to the Company acquiring its partner's share, however, in the fourth quarter of 1996, the Company closed on 151 of the remaining 170 homesites.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         Other real estate related assets include refundable deposits to acquire additional property, costs incurred to obtain regulatory permits and approvals to develop property under contract and prepaid impact fees which will reduce the acquisition price or be recovered as the Company sells the related property.

         Other assets include other deposits and prepaid expenses.

(8)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         At December 31, accounts payable and accrued liabilities consisted of (in thousands of dollars):

                                                        1996         1995
                                                        ----         ----
Accounts payable, principally trade                   $ 5,647      $  4,433
Accrued interest                                          932         5,707
Taxes, other than income taxes                          5,604         4,906
Employee earnings and benefits                          1,485         1,534
Other accrued liabilities                               3,246         4,498
                                                      -------      --------
                                                      $16,914      $ 21,078
                                                      =======      ========

         Accrued interest decreased in 1996 due to an interest payment on the Company's Mandatory Interest Notes on December 31, 1996.

         Substantially all accounts payable and accrued liabilities are payable within one year.

(9)      OTHER LIABILITIES

         Other liabilities consisted of the following as of December 31 (in thousands of dollars):

                                                       1996           1995
                                                       ----           ----
Section 365(j) lien liability                         $ 2,512      $  4,901
Deferred property tax liability                           550         2,642
Reserve for contracts receivable
   termination refunds and other costs                  3,654         5,325
Accrued pension liability                               3,131         2,621
Bankruptcy and other reserves                           5,546        10,258
                                                      -------      --------
                                                      $15,393      $ 25,747
                                                      =======      ========

         The Section 365(j) lien liability consists of the portion of the claims of homesite purchasers whose homesite contracts were rejected by the Company in the reorganization proceedings that is secured pursuant to Section 365(j) of the Bankruptcy Code. The outstanding balance of the liability bears interest at 1% over the Chemical Bank reference rate adjusted annually as of March 31, not to exceed 11%. This liability is payable semiannually on February 1 and August 1 in a principal amount approximating $1.2

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         million through August 1997. It is secured by approximately 9,800 acres of the Company's tract inventory (see Note 5).

         The deferred property tax liability relates to claims asserted with respect to property or ad valorem tax obligations of the Company that are secured by liens on property of the Company that attached prior to the Petition Date. The outstanding balance of the claim bears simple interest at 9.25% as determined by the Bankruptcy Court. This liability is payable semiannually on February 1 and August 1 with the last installment due in August 1997. Outstanding amounts that are secured by property being sold by the Company are also due at the time of sale and reduce the amounts payable in future installments. During the fourth quarter of 1995, the Company received a favorable court ruling which declared that approximately $2.2 million of the deferred property tax liability was an unsecured claim thereby reducing the Company's liability. As a result, the Company recorded a $2.2 million gain in 1995 in other income in the accompanying consolidated statements of operations.

         The reserve for contracts receivable termination refunds and other costs relates to the Company's obligations to retail land sales customers whose contracts were not terminated or rejected as a result of the bankruptcy proceedings. Under the terms of the retail land sales contract, if a customer defaults and the contract is canceled, the customer is entitled to a refund of principal payments in excess of the Company's damages, which generally has been stipulated at 20% of the sales price. This obligation extends to the Company's owned contracts receivable, as well as receivables transferred to lenders under the terms of the POR with a face value of approximately $9 million as of December 31, 1996. The remaining amount represents the Company's estimate of the refund liability which would arise from the amount of future cancellations based on the Company's most recent actual collection and cancellation experience (see Note 3). Due to better than anticipated collection and cancellation results in 1995, an adjustment was made to reduce the termination refund reserve by approximately $2.8 million resulting in a gain of $2.8 million in 1995 included in other income in the accompanying consolidated statements of operations. Due to slightly higher than anticipated cancellation activity in 1996, the termination refund reserve was increased in 1996 resulting in a loss of $112,000 in 1996 included in other expense in the accompanying statements of operations. This reserve also provides for the estimated future costs to maximize receivable collections and minimize cancellations and termination refunds during the remaining life of this portfolio. Due to lower costs than anticipated to service this portfolio, the future servicing reserve was reduced in 1996 resulting in a gain of $703,000 included in other income in the accompanying statements of operations.

         The accrued pension liability is related to a frozen plan more fully described in Note 15. The Company's estimated funding obligation for the next three years is as follows: 1997 -$1.1 million, 1998 - $1.1 million and 1999 - $1.2 million. The Company does not anticipate any significant additional funding requirements.

         Bankruptcy and other reserves primarily include obligations associated with the disposition of the Company's utility operations. Based on minimal fundings to date and minimal fundings anticipated in the future the utility reserves were reduced by $4.1 million in 1996 and the reduction was included in other income in the accompanying statements of operations. The bankruptcy and other reserves also include an

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         estimate of remaining claims related to the Predecessor Company, as well as the estimated costs to be incurred associated with the remaining outstanding claims which is planned to be substantially resolved during 1997. The Company's income tax provision, included in other reserves, was reduced by $1.5 million during 1995 to $117,000; the reduction was included in other income in the accompanying consolidated statements of operations. As of December 31, 1996, approximately $284,000 is included in restricted cash and cash equivalents to fund a portion of these remaining claims (see Note 1).

(10)     NOTES, MORTGAGES AND CAPITAL LEASES

         At December 31, notes, mortgages and capital leases consisted of the following (in thousands of dollars):


                                                              1996         1995
                                                              ----         ----
Mandatory Interest Notes, due December 31, 1996,
   weighted average interest rate of 12.0% and 10.7%       $ 37,457     $ 94,965
Cash Flow Notes, due December 31, 1998, net of
   unamortized discount of $4,015 and $13,444                35,603       85,212
Working Capital Facility                                     20,000        9,681
Term Loan                                                    40,000         --
Reducing Revolving Loan                                       1,725         --
Mortgage receivables loan                                    12,147         --
Construction Loans                                            9,338       12,667
Utilities Loan                                                 --          1,984
Other mortgages payable                                      12,609       16,377
Capital leases                                                  336          113
                                                           --------     --------
                                                           $169,215     $220,999
                                                           ========     ========



         As discussed in Note 1, in connection with the POR, the Company issued $100 million in Mandatory Interest Notes, consisting of Secured Floating Rate Notes and Unsecured 12% Notes, $100 million in Cash Flow Notes, consisting of Secured Cash Flow Notes and Unsecured 13% Cash Flow Notes, discounted to a value of $76.5 million, refinanced the debt incurred during the reorganization through a $50 million Term Loan and obtained a $20 million Working Capital Facility. On or about May 29, 1992, the Company distributed a majority of the Notes in settlement of Predecessor Company bankruptcy claims. The balance of the $50 million Term Loan was fully repaid in December 1994 from the Port Charlotte litigation settlement proceeds (see Note 7). In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured 13% Cash Flow Notes in accordance with the POR. As of February 28, 1997, $91,800 of the Unsecured 12% Notes and $101,400 of the Unsecured 13% Cash Flow Notes are remaining to be distributed in accordance with the POR.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         In December 1996, the Company recorded an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of Unsecured 12% Notes and $1.8 million of Unsecured 13% Cash Flow Notes, net of a $210,000 unamortized discount, which were held in various utility trust accounts established during the reorganization (see Note 13).

         On September 30, 1996, the Company closed on three credit facilities totalling $85.0 million with Foothill (the "Foothill Refinancing"). Pursuant to the Foothill Refinancing, Foothill provided the Company with (i) an extension to December 1, 1998 of the $20 million Working Capital Facility; (ii) a $40 million Term Loan maturing on June 30, 1998 and a (iii) $25 million Reducing Revolving Loan maturing on June 30, 1998.

         The following is a summary of each debt instrument:

         (a) The Mandatory Interest Notes, as of December 31, 1996, consisted of $37.5 million of Unsecured 12% Notes which matured on December 31, 1996 and were repaid in full on January 3, 1997. Under the terms of the Secured Floating Rate Note agreement, as amended in September 1994, the Company paid a fee of approximately $1.1 million on January 2, 1996 as the Secured Floating Rate Notes were not paid by December 31, 1995 and paid fees of $429,000 and $375,000 for the first and second quarters of 1996, respectively, while such notes remained outstanding. On September 30, 1996, Foothill purchased the $37.8 million outstanding balance of the Secured Floating Rate Notes, advanced an additional $2.2 million and amended some of the terms in the form of a $40 million Term Loan discussed in (d) below.

         (b) The Cash Flow Notes, as of December 31, 1996, consisted of $39.6 million of Unsecured 13% Cash Flow Notes. On September 30, 1996, the Company utilized proceeds from the Working Capital Facility, the Reducing Revolving Loan and cash on hand for a total of $40 million plus warrants to purchase up to 1,500,000 shares of the Company's stock at $6.50 per share, to fully repay at a discount the Secured Cash Flow Notes. As a result of the extinguishment of the Secured Cash Flow Notes, the Company recorded an extraordinary gain of approximately $3.9 million representing the difference between the book value of these notes of $49.1 million, consisting of a par value of $54.9 million less an unamortized discount of $5.8 million, and the consideration given of $41.9 million, consisting of cash of $40.0 million and the estimated fair market value of the warrants of $1.9 million, less $3.3 million of expenses. Interest on the Cash Flow Notes is payable semiannually, only if and to the extent that the Company has generated Available Cash during the preceding period. Interest on the Cash Flow Notes is not payable if the Company has not generated Available Cash and is not cumulative. The Cash Flow Notes are subject to mandatory prepayment from Available Cash. The amortization of the Cash Flow Notes discount is included in cost of borrowing, net, in the accompanying consolidated statements of operations and approximated $3,157,000, $3,205,000 and $2,723,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         (c) The $20 million Working Capital Facility currently bears interest at the variable interest rate, per annum, announced by Norwest Bank of Minnesota, N.A., or any successor thereto, as its "base rate" plus two percentage points and matures on December 1, 1998. The Working Capital Facility is secured by a first lien on substantially all Company assets with certain exceptions as to which the lenders generally will receive junior liens, including (a) assets with mechanics' liens, site liens and tax liens (see Note 9); (b) property subject to Section 365(j) liens of homesite purchasers (see Note 9);
                  (c) the Construction Loans and certain other mortgages payable; and (d) certain other assets. As of December 31, 1996, there was no additional credit available under the Working Capital Facility. Under the terms of the Working Capital Facility, the Company is required to pay an unused line fee equal to 1/2 of 1% per annum of the average unused portion of the Working Capital Facility.

         (d) The $40 million Term Loan bears interest at 15% and matures on June 30, 1998. Under the terms of the Term Loan, the Company is required to pay an unused line fee equal to 1/2 of 1% per annum of the average unused portion of the Term Loan. The Term Loan requires principal repayments of one-third on June 30, 1997, December 31, 1997 and June 30, 1998.

         (e) The Reducing Revolving Loan bears interest at prime plus four percent and matures on June 30, 1998. Under the Reducing Revolving Loan the Company can borrow up to $25 million. Amounts under the Reducing Revolving Loan are available only when the Working Capital Facility is fully utilized. In January 1997, borrowings under the Reducing Revolving Loan along with the $12.1 million of excess proceeds released from various utility trust accounts in January 1997 were utilized to repay fully the $37.5 million outstanding balance of the Unsecured 12% Notes. The Reducing Revolving Loan requires principal repayments of one-third on June 30, 1997, December 31, 1997 and June 30, 1998. The unused portion of the commitment on the Reducing Revolving Loan will be required to be reduced by one third on each respective principal repayment date.

         (f) The Mortgage receivables loan was used to finance the Company's mortgage receivables portfolio in July 1996 (see
                  Note 4). This loan was provided by Harbourton and is secured by the underlying mortgage receivables without recourse to the Company. The mortgage receivables loan is repaid with collections from the underlying mortgage receivables, bears interest at prime plus 3% and matures in September 1998.

         (g) The Construction Loans consist of two loans which have been utilized to fund construction of the two 72-unit condominium buildings at Regency. The first loan, which had an outstanding balance of $12.7 million at December 31, 1995, was used to construct the first building and was repaid fully during the first quarter of 1996 with proceeds from the closings of condominium units in the first building. The second loan, which bears interest at prime plus 1.5%, has a commitment of $14.25 million to fund construction of the second building. The outstanding balance as of December 31, 1996 was $9.3 million. The second loan is payable as the condominium units in

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




                  the second building are closed and it matures on October 22, 1997. The second loan is secured by, among other things, the property under construction .

         (h) The Utilities loan was used to fund wastewater expansion costs at the Company's water and wastewater utility system located in its Julington Creek development and was repaid in June 1996 from the proceeds of the sale of the Julington Creek utilities system.

         (i) Other mortgages payable consist primarily of notes and mortgages used to fund the acquisition and development of various land development projects. The notes are secured by mortgages on the newly acquired properties and bear interest at rates ranging from Libor plus 300 to Prime plus 1.75%.

         Due in part to the necessity of establishing reserves for future mandatory debt and other POR payments, the Company did not have any Available Cash at December 31, 1996, 1995 and 1994 to enable it to make any portion of the interest payment on the Cash Flow Notes for the payment periods through December 31, 1996. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded any interest expense related to the Cash Flow Notes during the years ended December 31, 1996, 1995 and 1994.

         Based on the outstanding balances as of December 31, 1996, principal payments required on the notes, mortgages and capital leases for each of the five years following December 31, 1996, are as follows: 1997 - $83,875,000, 1998 - $83,333,000, 1999 - $3,477,000, 2000 - $339,000
         and 2001 - $1,693,000.

(11)     STOCKHOLDERS' EQUITY

         The Company is currently authorized to issue 15,665,000 shares of Common Stock, $.10 par value. Under the terms of the POR, 9,750,000 shares were issued for distribution to creditors, of which 13,290 shares are being held in a Disputed Claims Reserve Account as of February 28, 1997. The remaining shares are subject to distribution in accordance with the POR during 1997 as remaining disputed claims are resolved.

         In connection with the reorganization, Atlantic Gulf issued Common Stock Purchase Warrants to purchase 665,000 shares of common stock at an exercise price of $19.50 per share, which warrants expired March 31, 1996. All warrants were outstanding as of December 31, 1995 and 1994.

         Atlantic Gulf's Restated Certificate of Incorporation provides for mandatory dividends on the Common Stock equal to 25 percent of Available Cash, as defined (see Note 10), after all indebtedness issued under the POR is paid in full. Dividends will not accrue if the Company is unable to pay them, due either to a lack of Available Cash, surplus capital or net profits, or applicable provisions of Delaware law. No dividends were paid or payable as of December 31, 1996, 1995 or 1994.

         In connection with the Company's prepayment, at a discount, of its Secured Cash Flow Notes on September 30, 1996, the Company issued 10-year warrants to purchase up to 1,500,000 shares of the

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         Company's common stock at an exercise price of $6.50 per share (see
         Note 10). The estimated fair market value of the warrants given to the holders of the Secured Cash Flow Notes was $1,875,000.

         Atlantic Gulf has an Employee Stock Option Plan ("Employee Option Plan") which was implemented during 1993. Atlantic Gulf had a 1993 Non-Employee Directors' Stock Option Plan (the "1993 Plan") which was adopted by the board of directors on March 7, 1994 and approved by the Company's shareholders on June 14, 1994. Under the terms of the 1993 Plan, each non-employee director was to be annually granted options to purchase 2,500 shares of Atlantic Gulf's common stock at a price equal to the fair market value of the common stock at the date of grant. The options were immediately vested and exercisable and remained exercisable for ten years from the grant date. The total number of shares to be issued under the 1993 Plan were not to exceed 150,000. The 1993 plan was terminated and all options granted were surrendered in connection with the shareholders approval of a 1994 Non-Employee Stock Option Plan (the "1994 Plan"). See Note 20 for information on the Company's stock option plans.

         At its regular meeting on November 8, 1993, Atlantic Gulf's board of directors adopted the Atlantic Gulf Communities Corporation Non-Employee Directors' Stock-For-Retainer Plan (the "Directors' Stock Plan"). Pursuant to the Directors' Stock Plan, each non-employee Director was eligible to make a one-time, unconditional and irrevocable election to purchase a certain number of shares of Common Stock at fair market value and to receive such common stock through 1994 in lieu of all or a portion of his director compensation. Effective November 18, 1993, four Directors elected to participate in the Directors' Stock Plan and purchased, at fair market value ($6.50 per share), an aggregate total of 21,000 shares of common stock. In 1993, a total of 1,543 shares were issued under the Director's Stock Plan and the remaining 19,457 were issued during 1994.

         In 1996, the Company's shareholders approved the adoption of the 1996 Non-Employee Directors' Stock Plan (the "1996 Directors' Stock Plan). Under such plan, which took effect July 1, 1996, the Non-Employee Directors receive an annual retainer of $25,000 paid in Common Stock quarterly based on the share price at the end of the previous quarter. Pursuant to the 1996 Directors' Stock Plan, 8,328 shares were issued to the Non-Employee Directors at a price of $6.00 per share for the third quarter of 1996 and 10,256 shares were issued at a price of $4.875 for the fourth quarter of 1996.

         Shares of Atlantic Gulf's common stock are reserved at December 31, 1996 for possible future issuance as follows:


Warrants                                                       1,500,000
Employee Option Plan                                             750,000
1994 Directors' Stock Option Plan                                350,000
1996 Directors' Stock Plan                                       150,000
                                                               ---------
                                                               2,750,000
                                                               =========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         During 1994, the Company issued 56,000 shares of its treasury stock representing a $613,000 contribution to its Retirement Plan to satisfy the minimum contribution requirement.

         During the third quarter of 1995, the Company issued 31,068 shares of its treasury stock representing a $249,000 contribution to its pension plan to satisfy a portion of the minimum contribution requirement. The remaining $56,000 of the required contribution was paid in cash. During 1995, the Company issued 46,934 shares of its treasury stock and 13,521 shares of its common stock representing $400,000 of fee payments in connection with the September 1994 amendment of the Company's Secured Floating Rate Notes and Secured Cash Flow Notes. Also during 1995, the Company received 2,676 shares of its common stock as a distribution from the disputed claims reserve in accordance with the Company's plan of reorganization.

         In March 1996, upon approval from the Company's board of directors, the Company issued 4,537 shares of its common stock to Gerald Agranoff, one of its non-employee directors, representing a $30,000 partial payment to assist management in the negotiation of proposed financing. In June 1996, the Company issued 1,000 shares of its common stock pursuant to the Company's Employee Stock Option Plan. In February 1996, the Company received 75,730 shares of its common stock and in August 1996, it received 505 shares as distributions from the disputed claims reserve in accordance with the Company's plan of reorganization. In June 1996, the Company received 8,728 shares of its common stock, $96,400 principal amount of Mandatory Interest Notes and $103,800 principal amount of Cash Flow Notes from the disputed claims reserve account in settlement of a claim. The Company recorded the shares at par value because the shares were never issued to a third party. The debt corresponding to the notes was reduced and concurrently other bankruptcy reserves were increased for the principal amount of the notes. In December 1996, Atlantic Gulf received 1,314 shares of its common stock, $7,100 principal amount of Mandatory Interest Notes and $8,900 principal amount of Cash Flow Notes in accordance with the terms of the POR.

(12)     NONRECURRING AND OTHER ITEMS

         The Company recorded various gains and provisions during the years ended December 31, 1996, 1995 and 1994 for several items included in other income or other expense in the accompanying consolidated statements of operations, as more fully described below.

         In the first quarter of 1996, the Company recorded a net gain of $4.1 million on proceeds of $18.75 million resulting from the settlement of the utilities condemnation litigation with the City of Port St. Lucie (see Note 7).

         During 1996, the Company recorded gains of $18.6 million in other income - reorganization items in the accompanying consolidated statements of operations resulting from its annual review of certain reorganization items. These gains included a net gain of $11.9 million due to the recovery of funds from certain utility trust accounts funded by the Company during the reorganization (see Note 4), a gain of $4.1 million due to the reduction of the utility reserves and a $703,000 gain due to the reduction in the contracts receivable future servicing reserve (see Note 9). This process is expected to continue during 1997 with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





         In February, 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000. In June 1996, the Company sold its Julington Creek utility system for $6.0 million resulting in a gain of $696,000 (see Note 6).

         During 1996, the Company recorded extraordinary gains of approximately $13.7 million due to the extinguishment of debt. In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured 13% Cash Flow Notes in accordance with the POR. On September 30, 1996, the Company prepaid, at a discount, its Secured Cash Flow Notes and recorded and extraordinary gain of $3.9 million. In December 1996, the Company recorded an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of Unsecured 12% Notes and $1.8 million of Unsecured 13% Cash Flow Notes, net of a $210,000 unamortized discount, which were held in various utility trust accounts established during the reorganization (see Notes 10 and 13).

         In March 1995, the Company sold its property management and real estate brokerage company, Florida Home Finders, Inc. ("FHF"), a wholly-owned subsidiary, for $3.5 million resulting in a gain of $3.3 million which also included a $200,000 forbearance fee receivable recorded in the third quarter of 1995. The proceeds included a $3.0 million promissory note of which $2.3 million was received in June 1995. In October 1995, in connection with an allegedly illegal transfer by the new owners of FHF of certain escrowed funds, a receiver was appointed to manage FHF. Due to the uncertain collectibility of the remaining note receivable and the forbearance fee receivable, the company wrote-off these receivables in December 1995 thereby reducing the gain on the sale to $2.4 million.

         During 1995, the Company recorded gains totalling $10.7 million resulting from its annual review of certain reorganization items. These gains included $2.8 million due to the reduction of the contracts receivable termination refunds reserve, $2.2 million due to the reduction of the deferred property tax liability and $1.5 million due to the reduction in the income tax liability (see Note 9). Other income in 1995 also included a $2.0 million gain in the third quarter of 1995 on proceeds of $4.0 million associated with the assignment of rights of one of the Company's mortgage receivables to a third party.

         In the third quarter of 1995, the Company sold its Longwood utility system for $850,000 resulting in a gain of $219,000. In October 1995, the Company sold its residential mortgages receivable portfolio for $2.4 million resulting in a net loss of $694,000 which was provided for in the third quarter of 1995.

         In the fourth quarter of 1994, the Company recorded a net gain of $34.2 million on proceeds of $45 million resulting from the settlement of the utilities condemnation litigation with Charlotte County (see
         Note 7). In addition, the Company reduced its bankruptcy reserve based on lower than previously estimated potential administrative claims as of December 31, 1994 resulting in a gain of $700,000 in 1994.

         As a result of the repayment of the Term loan in December 1994, the Company wrote off $2.6 million of capitalized fees incurred in connection with the refinancing of this loan.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




(13)     COMMITMENTS AND CONTINGENCIES

         Atlantic Gulf is involved in various litigation matters primarily arising in the normal course of its business or with respect to the bankruptcy. It is the opinion of management that the resolution of these matters will not have a material adverse affect on the Company's financial position.

         As part of a settlement of the Company's improvement obligations to the Predecessor Company's retail homesite customers, various trusts were established. The Company funded these trusts with cash, stock and notes based on estimates of the costs of the future improvement obligations. Certain other reserves were established to make a minimum of 1,700 utility satisfied homesites available for trade to customers whose homesites may not be utility satisfied, and therefore not buildable, at the time they wish to construct a home. The terms of these trusts and reserves require the Company to periodically assess the adequacy of the property in the trusts and reserves and any excess or deficiency will accrue to the benefit or become an obligation of the Company. In December 1996, pursuant to a review of the trusts and reserves it was determined that approximately $12.1 million in cash, $4.2 million of Unsecured 12% Notes and $2.0 million of Unsecured 13% Cash Flow Notes could be released from these trust accounts (see Notes 4 and 10). Approximately $2.7 million in cash, 204,600 shares of stock and a lot reserve of 6,000 lots remain in the trusts. The Company believes the remaining property currently held in trusts and reserves is sufficient to meet all future improvement obligations required under the terms of the settlements.

         A small portion of the Company's land holdings contain residues or contaminants from current and past activities by the Company, its lessees, prior owners and operators of the properties and/or other third parties. Some of these areas have been the subject of cleanup action by the Company voluntarily or following the involvement of regulatory agencies. Additional cleanup in the future also may be required. The business of the Company is subject to a variety of additional obligations under the environmental laws, relating to both the ongoing operations and past activities. The Company does not believe, however, that its obligations under the environmental laws will have a material adverse effect on its business, results of operations or financial position (see Note 5).

         Rental expense related to operating leases was $1,835,000, $1,934,000 and $1,830,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Company leases its corporate office space under an operating lease which expires in 1999. Minimum future rental commitments under non-cancelable operating leases as of December 31,1996 are as follows:
         1997 - $1,246,000, 1998 - $1,081,000, 1999 - $545,000, 2000 - $15,000,
         2001 - $1,000 and none thereafter.

         As of December 31, 1996, the Company had no material development obligations related to sold property. The Company's business plan contemplates that 1997 expenditures for development, construction, and other capital improvements could range up to $50 million, of which a substantial portion would need to be funded through individual project development loans or joint venture arrangements, some of which are not yet in place.

         See Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11 and 15 for a description of other commitments and contingencies.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





(14)     INCOME TAXES

         The difference between income taxes computed at the statutory federal rate and the provision for income taxes consists of (in thousands of dollars):



                                              Year                Year                Year
                                              Ended               Ended               Ended
                                            December 31,        December 31,        December 31,
                                               1996                1995                1994
                                               ----                ----                ----
Amount at statutory federal rate            $   402              $(6,749)              $ 368
Unrecognized (recognized) benefit
   of change in valuation allowance            (402)               6,749                (368)
                                            -------              -------               -----
                                            $    --                   --               $  --
                                            =======              =======               =====


         The Company's deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The most significant types of temporary differences that give rise to deferred taxes are installment accounting practices, depreciation, certain financial statement reserves and cost capitalization methods.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1996 are presented below (in thousands of dollars):



Deferred tax assets:
  Excess of tax basis in land over
    financial statement basis                $  15,781
  Excess of tax basis in other
    receivables over financial
    statement basis                              2,378
  Excess of financial statement basis
    in debt obligations and reserves
    over tax basis                               6,358
  Other                                          3,744
  Net operating loss carryover                  77,990
  Capital loss carryover                         9,961
  Alternative minimum tax and
   general business credit carryover             3,620
                                             ---------
      Total gross deferred tax assets          119,832
      Less - valuation allowance              (117,443)
                                             ---------
      Net deferred tax assets                    2,389
                                             ---------

Deferred tax liabilities:
  Excess of financial statement basis
    in contracts receivable over tax basis       2,389
                                             ---------
      Net deferred tax amount                $     -0-
                                             =========


         The net change in the valuation allowance for deferred tax assets for the year ended December 31, 1996 was an increase of $2 million.

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1996 will be allocated as follows (in thousands of dollars):


Income tax benefit that would be reported
  in the consolidated statement of operations         $  64,343
Income tax benefit that would be reflected as an
  adjustment to contributed capital                      53,100
                                                      ---------
     Total                                            $ 117,443
                                                      =========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         At December 31, 1996, the Company had a net operating loss carryover for tax purposes of approximately $207 million which expires in years 1999 through 2011. Included in this amount is approximately $24.1 million of net operating loss attributable to certain legal entities that may only be used against future taxable income of these same entities. The Company has a capital loss carryover for tax purposes of approximately $26.8 million, of which $25.2 million and $1.6 million expire in 1996 and 1997, respectively, and may only be offset against capital gains. Additionally, the Company has an unused general business credit of approximately $2.7 million expiring in the years 1996 through 2004.

         Upon the confirmation date of the POR as discussed in Note 1, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, the aforementioned tax attributes, existing at the Effective Date, will be subject to an annual limitation. The net operating loss limitation is determined pursuant to the Internal Revenue Code and is approximately $7.6 million annually. Certain unrecognized tax losses at the Fresh Start Reporting date may be subject to this limitation if recognized by March 31, 1997.

         The Company has an alternative minimum tax credit of approximately $1 million. The alternative minimum tax credit does not have an expiration date.

(15)     RETIREMENT PLANS

         The Company has a Defined Benefit Retirement Plan ("Retirement Plan") for substantially all of the Predecessor Company employees under which future benefit accruals were frozen in 1990. The Company's policy generally has been to fund an amount at least equal to the minimum required contribution but no greater than the maximum tax deductible amount.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         At December 31, the funded status of the Company's Retirement Plan was as follows (in thousands of dollars):


                                                        1996           1995
                                                        ----           ----
Actuarial present value of:
  Vested benefit obligation                           $(10,388)     $(10,098)
  Non-vested benefit obligation                            (43)         (291)
                                                      --------      --------
  Accumulated benefit obligation                      $(10,431)     $(10,389)
                                                      ========      ========

Projected benefit obligation                          $(10,431)     $(10,389)
Plan assets at fair value                                7,300         7,768
                                                      --------      --------
Unfunded projected benefit obligation                 $ (3,131)     $ (2,621)
                                                      ========      ========

Unrecognized net transition asset                     $   (406)     $   (457)
Unrecognized net loss                                    6,475         5,282
Unrecognized prior service costs                           (69)         --
Additional minimum liability                            (6,000)       (4,825)
Accrued pension liability                               (3,131)       (2,621)
                                                      --------      --------

Total                                                 $ (3,131)     $ (2,621)
                                                      ========      ========


         Statement of Financial Accounting Standards No. 87 - "Employers' Accounting for Pensions" requires recognition of a minimum pension liability for underfunded plans in the consolidated balance sheets. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Pursuant to this requirement, the Company has recorded an additional minimum pension liability resulting in an equity reduction of $6,000,000 and $4,825,000 as of December 31, 1996 and 1995, respectively.

         The weighted average expected long-term rate of return on plan assets is 9% for 1996 and 1995. The projected benefit obligation was determined using a weighted average assumed discount rate of 7.5% for 1996, 7.25% for 1995 and 8.75% for 1994.

         Assets of the Retirement Plan are invested in common stocks, U.S. government agency issues, U.S. treasury bonds and notes, corporate bonds, foreign bonds and money market funds, and included approximately 87,068 shares of Atlantic Gulf common stock with an aggregate fair value at December 31, 1996 of $375,500.

         Atlantic Gulf also has a defined contribution savings plan which is available to substantially all employees. The Company matches 25% of each employee's contributions, up to a maximum of 4% of base salary through December 31, 1995 and up to a maximum of 6% of base salary beginning on January 1, 1996. In addition, upon approval from the board of directors, an annual supplemental contribution may be made in an amount up to the Company's matching contribution made during the year. The Company's matching contribution was approximately $138,000 in 1996, $118,000 in 1995 and $55,000 in 1994.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





(16)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

         The carrying value of these instruments approximates fair value because of the short maturity.

         Contracts Receivable

         The net book value of contracts receivable represents the net expected future cash flow of the Company discounted to a rate approximating 15%, which management believes approximates fair value.

         Mortgages, Notes and Other Receivables

         Substantially all receivables which have a maturity in excess of one year have been discounted to a market interest rate. Consequently, management believes that the carrying value of these receivables approximates fair value.

         Other Interest Bearing Liabilities

         Other interest bearing liabilities are at rates which approximate current incremental borrowing rates.

         Notes and Mortgages

         As discussed in Note 10, long term debt includes Mandatory Interest Notes and Cash Flow Notes issued in connection with the reorganization of the Company. The fair value of these financial instruments is estimated based on quoted market prices for the unsecured Notes. The secured Mandatory Interest Notes and Cash Flow Notes are not listed on any securities exchange and are subject to trading restrictions; however, the Company has assumed that the fair value of these notes approximates the fair value of the unsecured notes considering that the security feature of the notes is offset by lower stated interest rates on the secured notes. As of December 31, 1996, the Company estimated the carrying value of the Mandatory Interest Notes to approximate fair value since these notes were paid in full on January 3, 1997. Long term debt also includes other indebtedness including a Working Capital Facility, a Term Loan and a Reducing Revolving Facility as well as various acquisition, development and construction loans
         (see Note 10) for which the Company estimates the carrying value to approximate fair value.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         The estimated fair values of the Company's financial instruments at December 31 were as follows (in thousands of dollars):

                                               1996                         1995
                                         -----------------------    ----------------------
                                                       Estimated                 Estimated
                                          Carrying       Fair       Carrying        Fair
                                           Value       Value (*)     Value         Value (*)
Cash and cash equivalents                $  7,050     $  7,050     $  3,560     $  3,560
Restricted cash and cash equivalents        6,034        6,034        8,461        8,461
Contracts receivable                        9,649        9,649       14,350       14,350
Mortgages, notes and other receivables     63,800       63,800       45,479       45,479
Other interest bearing liabilities          3,062        3,062        7,543        7,543
Mandatory Interest Notes                   37,457       37,457       94,965       92,775
Cash Flow Notes                            35,603       22,252       85,212       62,060
Other Indebtedness                         96,155       96,155       40,822       40,822

--------------

(*) These values represent an approximation of fair value and may never actually be realized.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(17)     UNAUDITED QUARTERLY FINANCIAL DATA

         Quarterly financial data for the years ended December 31, 1996 and 1995 are summarized below (in thousands of dollars except per share amounts):


                                          First            Second         Third        Fourth
                                          Quarter          Quarter       Quarter       Quarter
                                          -------          -------       -------       -------
1996:
----
Real estate sales                        $ 23,213       $    46,282      $ 16,464     $ 41,606
Other revenues                              8,561             5,447         2,195       21,519
                                         --------       -----------      --------     --------
Total revenues                           $ 31,774       $    51,729      $ 18,659     $ 63,125
                                         ========       ===========      ========     ========

Gross margins on real estate sales (*)   $  5,416       $     8,986      $  3,775     $  6,074
                                         ========       ===========      ========     ========

Income (loss) before
   extraordinary items                   $   (405)      $       496      $ (9,208)    $ (3,434)
                                         ========       ===========      ========     ========

Extraordinary items                      $  3,770       $      --        $  7,255     $  2,707
                                         ========       ===========      ========     ========

Net income (loss)                        $  3,365       $       496      $ (1,953)    $   (727)
                                         ========       ===========      ========     ========

Income (loss) before extraordinary
   items per common share                $   (.04)      $       .05      $   (.95)    $   (.35)
                                         ========       ===========      ========     ========

Net income (loss) per common share       $    .35       $       .05      $   (.20)    $   (.07)
                                         ========       ===========      ========     ========


         In conjunction with the Company's ongoing business plan to continue to monetize its non-core tract and scattered homesites to reduce corporate debt, certain tracts were targeted for bulk disposal in the fourth quarter of 1996 and during 1997. The Company has priced its planned bulk disposals attractively and as a result provided an inventory valuation reserve in the fourth quarter of approximately $10.4 million (see Note 5). The Company also reviewed its claims experience with respect to the utility connection credit reserve and the number of customers eligible to make a claim against this reserve. Based on the factors noted above, this reserve was decreased by approximately $4.1 million (see Note 9).

         Excluding these adjustments, the net income for the fourth quarter of 1996 was $5.6 million.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements






                                           First          Second            Third      Fourth
                                           Quarter        Quarter           Quarter    Quarter
                                           -------        -------           -------    -------
1995:
----
Real estate sales                        $  7,903       $    11,989      $ 22,605     $ 40,406
Other revenues                              8,181             6,580         5,957        9,731
                                         --------       -----------      --------     --------
Total revenues                           $ 16,084       $    18,569      $ 28,562     $ 50,137
                                         ========       ===========      ========     ========

Gross margin on real estate sales (*)    $  1,739       $     3,670      $  5,443     $  5,642
                                         ========       ===========      ========     ========

Net loss                                 $ (4,791)      $    (4,953)     $ (4,669)    $ (6,183)
                                         ========       ===========      ========     ========

Net loss per common share                $   (.50)      $      (.51)     $   (.48)    $   (.63)
                                         ========       ===========      ========     ========

---------------

(*) Gross margin on real estate sales represents real estate sales revenue less real estate cost of sales.

(18)     FRESH START REPORTING

         The Company's consolidated financial statements subsequent to March 31, 1992 have been prepared as if the Company were a new reporting entity and reflect the recording of the Company's assets and liabilities at their fair values as of March 31, 1992 and the discharge of pre-petition liabilities relating to creditors' claims against the Company. The reorganization value of the Company was determined after consideration of several factors and by reliance on various valuation methods, including discounted cash flows and other applicable ratios. The factors considered by the Company and its independent advisors included forecasted operating and cash flows results which gave effect to the estimated impact of corporate restructuring and other operating program changes, limitations on the use of the available net operating loss carryovers and other tax attributes resulting from the plan of reorganization and other events, the discounted residual value at the end of the forecast period based on the capitalized cash flows for the last year of that period, market share and position, competition and general economic considerations, projected sales growth, potential profitability and working capital requirements.

(19)     NEW ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         Company adopted Statement No. 121 in 1996. The new impairment rules have not resulted in any significant change in asset values from December 31, 1995.

         In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation". This statement permits a company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. The statement requires pro forma disclosures of net income and earnings per share computed as if the fair value method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. The Company has elected to follow Opinion 25 and make the required disclosures as outlined in Statement 123 (see Note 20).

         In October 1996, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 96-1 (the "SOP 96-1"). This Statement of Position (the "SOP") provides guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities. The Company will adopt SOP 96-1 in 1997. Based on estimates presently available, the adoption of this SOP is not expected to result in any significant change in asset values/expenses from December 31, 1996.

(20)     STOCK OPTIONS

         At December 31, 1996, the Company has three stock based compensation plans (See Note 11 -Stockholders' Equity). The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Compensation cost was recognized for compensation paid to Non-Employee Directors in conjunction with annual retainer fees. The compensation cost that has been charged against income for Non-Employee Directors' annual retainer fees paid in Common Stock was $102,500 for 1996. Annual Non-Employee Directors' retainer fees were paid in cash in 1994, 1995, and the first six months of 1996 and were charged to income in the respective periods.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         Had compensation cost for the Company's two stock option plans been determined consistent with FASB 123, the Company's net income and earnings per share results would have been reduced to the proforma amounts indicated below :



                                                      1996                 1995                 1994
                                                      ----                 ----                 ----
Net Income               As reported               $1,181,000        $(20,596,000)           $1,081,000
                         Pro forma                    649,380         (21,746,322)              810,768

Primary earnings
  per share              As reported               $      .12        $      (2.12)           $      .11
                         Pro forma                       0.07               (2.24)                  .08

Fully diluted
earnings per share       As reported               $      .12        $      (2.12)           $      .11
                         Pro forma                       0.07               (2.24)                  .08


         Fixed Stock Option Plans

         The Company has two fixed stock option plans.

         The Employee Stock Option Plan (the "Employee Option Plan"), implemented in 1993, provides for the issuance of up to 750,000 options to purchase Atlantic Gulf's common stock at a price equal to the fair market value of the common stock at the date of grant. The options vest to the employees over a five-year period or if there is a change in control as defined in the Employee Option Plan. The options vest 40% two years after the date of grant and 20% on each of the three subsequent anniversaries of the date of grant. The options are exercisable for a period of ten years from the date of the grant.

         The 1994 Non-Employee Directors' Stock Option Plan (the "1994 Plan"), approved by the Company's shareholders in 1995, provides for the automatic grant of (i) options for 20,000 shares of common stock to each non-employee director on December 5, 1994, (ii) options for 20,000 shares of common stock to each new non-employee director upon his/her first election or appointment to the board of directors (the "Board"), and (iii) options for 5,000 shares of common stock to each non-employee director at the first meeting of directors following such director's subsequent election or appointment to the Board. The option

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         price for any grant under the 1994 Plan is equal to the fair market value of Atlantic Gulf's common stock at the date of grant. Each option is immediately vested, exercisable, and remains exercisable for a period of 10 years from the grant date. A maximum of 350,000 shares of common stock may be issued pursuant to the 1994 Plan.

         In order to calculate the proforma amounts shown above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1994, 1995, and 1996.

                  Dividend yield :                 None.

                  Expected volatility :            Based on historical month-end close stock prices from June, 1992 through the month prior to the grant date as reported by
                                                   NASDAQ.

                  Expected life of grants :        Five years.

                  Risk free interest rate :        Yield on five-year U.S. Treasury
                                                   Notes maturing five years
                                                   from date of grant.

                  Contractual term of grant :      Ten years.

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1996, 1995, and 1994, respectively and the changes during the years ended on those dates is presented below.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




Employee Stock Options

                                           1994                    1995                      1996
                                           ----                    ----                      ----
  Employee                                  Weighted Avg.           Weighted Avg.             Weighted Avg.
   Options                          Shares  Exercise Price  Shares  Exercise Price   Shares   Exercise Price
   -------                          ------  --------------  ------  --------------   ------   --------------
 Outstanding at                    327,500     $  6.387     503,250    $  8.731      582,400   $  8.853
the beginning of
      year

Options granted                    221,000     $ 11.892     166,500    $  8.867      102,500   $  5.848

     Options                             0          n/a      (8,000)   $  5.500       (1,000)  $  5.500
    exercised

     Options                       (45,250)    $  7.207     (79,350)   $  8.450      (46,900)  $  7.069
    forfeited                      -------                 --------                 --------

 Outstanding at                    503,250     $  8.731     582,400    $  8.853      637,000   $  8.506
  end of year                      =======                 ========                 ========

     Options                        45,000         --       126,760        --        229,000       --
 exercisable at
    year-end

  Weighted-avg                    $  6.292         --      $  4.573        --       $  2.707       --
  fair value of
 options granted
 during the year.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         The following table summarizes information about employee stock options outstanding at December 31, 1996:



                                                  Weighted-
                            Number of              Average             Weighted-            Number of             Weighted-
     Range of                Options              Remaining             Average              Options               Average
     Exercise               Outstanding          Contractual           Exercise            Exercisable            Exercise
       Price               at 12/31/96              Life                 Price             at 12/31/96              Price
       -----               -----------              ----                 -----             -----------              -----
      $4.00 - $4.99            2,500                 9.9                $  4.25                     0                    -
      $5.00 - $5.99          155,000                 8.3                $ 5.736                34,500              $ 5.500
      $6.00 - $6.99          125,000                 5.5                $ 6.738               103,500              $ 6.790
      $7.00 - $7.99           27,000                 6.9                $  7.00                16,200              $  7.00
      $8.00 - $8.99          140,500                 8.1                $ 8.866                     0                    -
    $10.00 - $10.99            1,250                 7.1                $10.750                   500              $10.750
    $11.00 - $11.99            1,250                 7.5                $ 11.25                   500              $11.250
    $12.00 - $12.99          184,500                 7.7                $ 12.00                73,800              $ 12.00
                             -------                                                         --------
                             637,000                                                          229,000
                             =======                                                         ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




Non-Employee Director Stock Options

                                  1994                               1995                                1996
                                  ----                               ----                                ----
  Non-Employee
    Director                           Weighted Avg.                        Weighted Avg.                     Weighted Avg.
  Stock Options              Shares   Exercise Price            Shares     Exercise Price           Shares   Exercise Price
  -------------              ------   --------------            ------     --------------           ------   --------------
 Outstanding at                   0          n/a                     0               0             150,000       $ 8.825
the beginning of
      year
 Options granted                  0          n/a               150,000         $ 8.825              35,000       $ 6.107

     Options                      0          n/a                     0               0                   0       $ 8.825
    exercised

     Options                      0          n/a                     0               0                   0             0
    forfeited                   ---                            -------                             -------


 Outstanding at                   0          n/a               150,000         $ 8.825             185,000       $ 8.311
    end of year                 ===                            =======                             =======


     Options                      0         --                 150,000            --               185,000          --
 exercisable at
    year-end

  Weighted-avg
  fair value of
 options granted
during the year                   0         --                 $ 4.509            --               $ 2.881          --



Note: This schedule does not include the stock options issued in 1995 pursuant to the 1993 Plan and subsequently surrendered in accordance with the adoption of the 1994 Plan.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         The following table summarizes information about non-employee director stock options outstanding at December 31, 1996:

                                                Weighted-
                          Number of              Average             Weighted-             Number of              Weighted-
    Range of               Options              Remaining             Average               Options                Average
    Exercise             Outstanding           Contractual            Exercise            Exercisable              Exercise
      Price               at 12/31/96             Life                 Price              at 12/31/96               Price
      -----               -----------             ----                 -----              -----------               -----
    $6.00 - $6.99             35,000               9.3                $  6.107                35,000               $  6.107
    $7.00 - $7.99             10,000               8.3                $  7.875                10,000               $  7.875
    $8.00 - $8.99            120,000               8.1                $  8.875               120,000               $  8.875
    $9.00 - $9.99             20,000               8.2                $   9.00                20,000               $   9.00
                            --------                                                       ---------
                             185,000                                                         185,000
                            ========                                                       =========


(21)     SUBSEQUENT EVENTS

         On January 3, 1997, the Company repaid in full the $37.5 million outstanding balance of Unsecured 12% Notes which matured on December 31, 1996. The repayment was made utilizing the $12.1 million of excess proceeds released in January 1997 from various utility trust accounts and borrowings under the Company's Reducing Revolving Loan.

         Pursuant to the Company's business plan to monetize receivables generated as a result of the sale of Predecessor assets, the Company closed on a $7.5 million financing in January 1997 of a portion of its contracts receivable portfolio with Litchfield Financial Corporation ("Litchfield"). In addition, in March 1997, the Company sold approximately $9.3 million of mortgage receivables to the First Bank of Boston for approximately $7 million. The proceeds from these two transactions were used to reduce corporate debt and to fund ongoing operations.

         The Company has entered into an investment agreement, dated as of February 7, 1997, with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). Subject to the terms of the agreement, Apollo will invest $25 million in new 20% Redeemable Cumulative Convertible Preferred Stock of Atlantic Gulf. The agreement also provides Apollo the opportunity to co-invest up to an additional $60 million in new joint venture acquisitions with the Company. The preferred stock closing remains subject to certain conditions, including the approval of the transaction by the Company's stockholders, which is expected to be acted on at their annual meeting in 1997, and the consent of the Company's senior secured lender, Foothill. The preferred stock would be convertible by Apollo into Atlantic Gulf common stock at a conversion price of $5.75 per share. At closing, Apollo would also receive warrants to acquire 5 million shares of Atlantic Gulf common stock at an exercise price of $5.75, subject to a one-time potential downward adjustment in early 1999 based upon certain factors, including the pace at which Atlantic Gulf liquidates certain predecessor assets and the trading of its common stock.

                     ATLANTIC GULF COMMUNITIES CORPORATION
                  Years Ended December 31, 1996, 1995 and 1994
                                 Schedule II -
                       Valuation and Qualifying Accounts
                           (In Thousands of Dollars)



                                                        Amounts
                                          Balance at  Charged (Credited)                 Balance at
                                          Beginning   to Results of                       End of
                                          of Period    Operations        Deductions(2)    Period
                                          ---------    ----------        -------------    ------
Description


YEAR ENDED DECEMBER 31, 1994:
Contracts receivable reserves              $10,490       $(2,000)             $1,545        $6,945
Other receivable reserves (1)                5,369          (378)              2,626         2,365
                                           -------       -------              ------        ------
         Total                             $15,859       $(2,378)             $4,171        $9,310
                                           =======       =======              ======        ======

YEAR ENDED DECEMBER 31, 1995:
Contracts receivable reserves              $ 6,945       $(1,516)             $1,076        $4,353
Other receivable reserves (1)                2,365         2,173                 732         3,806
                                           -------       -------              ------        ------
    Total                                  $ 9,310       $   657              $1,808        $8,159
                                           =======       =======              ======        ======

YEAR ENDED DECEMBER 31, 1996:
Contracts receivable reserves              $ 4,353       $(1,300)             $  923        $2,130
Other receivable reserves (1)                3,806          (784)                290         2,732
                                           -------       -------              ------        ------
    Total                                  $ 8,159       $(2,084)             $1,213        $4,862
                                           =======       =======              ======        ======



---------------

(1)      Reserves are a deduction from mortgages, notes and other receivables.
(2) Deductions represents amounts charged to reserves resulting from the cancellation, write-off, sale or other disposition of the related receivables.