Form 10-K/A
period 1996-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-04-30
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                   FORM 10-K/A



                                 AMENDMENT NO. 1

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------- to -----------------


                         Commission file number: 1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                   59-0720444
    --------------------------------------       ------------------------------------
          (State or jurisdiction of              (I.R.S. Employer Identification No.)
         incorporation or organization)

           2601 South Bayshore Drive
                Miami, Florida                                33133-5461
    --------------------------------------                    ----------
   (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone, including area code               (305) 859-4000
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

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

                                    [X]  Yes  [ ]  No

                               Page 1 of 21 Pages

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       Documents incorporated by reference

                                      None

                               Page 2 of 21 Pages

PART 3

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

DIRECTORS OF ATLANTIC GULF
--------------------------

     Atlantic Gulf has a classified board of directors (the "Board") currently consisting of four Class 1 directors, three Class 2 directors and three Class 3 directors. The terms of the Class 2, Class 3 and Class 1 directors continue until the annual meeting of Atlantic Gulf's stockholders ("Stockholders") to be held in 1997, 1998 and 1999, respectively, and until their respective successors are elected and qualified. At each annual meeting, directors are elected for a full term of three years to succeed those directors whose term expires at the annual meeting date. The election of each director requires the vote of holders of a plurality of the outstanding Common Stock present and entitled to be voted at the meeting.

     As of March 31, 1997, Atlantic Gulf's directors were as follows:

CLASS 2 DIRECTORS

     Mr. James W. Apthorp, age 58, was named chairman of the Board in February 1992, after serving as a director of Atlantic Gulf since 1990. Mr. Apthorp currently consults with real estate companies and Lehman Brothers. From 1986 to 1989, Mr. Apthorp was the executive vice president and a director of Gulfstream Land & Development Corp., a Florida-based community development and homebuilding company. From 1977 to 1986, Mr. Apthorp was vice president for corporate affairs of Deltona Corporation. Prior to 1977, Mr. Apthorp had an extensive career in Florida State government, including seven years as Chief of Staff for Governor Reubin Askew.

     Mr. Jerome J. Cohen, age 68, has been a director since March 1992. Since 1988, he has been a director and president of Mego Financial Corp., a director, president and chief executive officer of Mego Financial Corp.'s wholly owned subsidiary, Preferred Equities Corporation; chairman of the board of directors of Vacation Spa Resorts, Inc., an 80%-owned subsidiary of Preferred Equities Corporation (Vacation Spa Resorts, Inc. was merged into Preferred Equities Corporation in March 1993); and in 1993 he became president and chief executive officer and in 1995, chairman of the board and chief executive officer of Mego Mortgage Corporation. Mego Mortgage Corporation was a wholly owned subsidiary of Mego Financial Corp. until November, 1996, when Mego Mortgage issued approximately 19% of its stock in a public offering. Mego Financial Corp. is a financial services company that through its subsidiaries provides consumer financing to purchasers of its timeshare interests and land parcels, originates and purchases government insured loans for home improvements and sells and services receivables. Preferred Equities Corporation is headquartered in Las Vegas and has properties that it develops and operates in Nevada, New Jersey, Colorado and Hawaii. Preferred Equities also owns Central Nevada Utilities Corp. serving a large portion of the Pahrump Valley near Las Vegas. Mego Mortgage Corporation is headquartered in Atlanta, Georgia, and has numerous branch offices in the United States.

     Mr. Lawrence B. Seidman, age 49, has been a director since May 1996. He has served as a financial and legal consultant to an environmental company since 1991 and since 1995 he has also managed several investment partnerships. From 1988 to 1991, he was the general partner of Seidman Financial Associates, L.P., a financial advisor, and from 1989 to 1992, he was chairman of the board of directors of Crestmont Federal Savings and Loan Association. From 1986 to 1991, Mr. Seidman was a director of The Savings Bank of Rockland County

                               Page 3 of 21 Pages
and during that time served as vice president of First American Mortgage Company, a subsidiary of The Savings Bank of Rockland County. Mr. Seidman served as chairman of the board of directors and president of Movielab, Inc. from 1988 to 1989. On November 8, 1995, the Acting Director of the Office of Thrift Supervision ("OTS") entered an order that Mr. Seidman cease and desist from any attempts to hinder the OTS in the discharge of its regulatory responsibilities, including the conduct of any OTS examination or investigation, or to induce any person to withhold material information from the OTS related to the performance of its regulatory responsibilities. The Acting Director also ordered that if Mr. Seidman becomes an "institution affiliated party" of any depository institution subject to the jurisdiction of the OTS, the board of directors of such institution must review any report or other information he prepares or reviews which is to be submitted to or reviewed by the OTS in the discharge of its regulatory functions. The order provides that three years after assuming any such position Mr. Seidman may apply to have the foregoing condition removed. Finally, the order assessed Mr. Seidman a civil monetary penalty of $20,812.50.

CLASS 3 DIRECTORS

     Mr. Gerald N. Agranoff, age 50, has been a director since June 1994. He is a general partner of, and general counsel to, Edelman Securities Company, L.P. (formerly Arbitrage Securities Company), a registered broker- dealer. He has been affiliated with Edelman Securities Company, L.P. since January 1982. In addition, Mr. Agranoff is currently counsel to the law firm of Pryor, Cashman, Sherman & Flynn, in New York. From 1975 through 1981, Mr. Agranoff was engaged exclusively in the private practice of law in New York. In addition, he was an adjunct instructor at New York University's Institute of Federal Taxation. Prior to entering private practice, Mr. Agranoff served as attorney-advisor to a judge of the United States Tax Court. Mr. Agranoff is a director of Datapoint Corporation, Canal Capital Corporation, Bull Run Corporation and American Energy Group, Ltd.

     Mr. J. Larry Rutherford, age 51, has been a director of Atlantic Gulf since January 1991, when he was named Atlantic Gulf's president and acting chief executive officer. Mr. Rutherford was named chief executive officer of Atlantic Gulf in March 1991. Mr. Rutherford joined Atlantic Gulf in September 1990 as its executive vice president-operations. Before his employment with Atlantic Gulf, from May 1989 to August 1990, Mr. Rutherford served as president and chief executive officer of Gulfstream Land & Development Corp. ("Gulfstream"). In this capacity, Mr. Rutherford was charged with restructuring $300 million in Gulfstream debt. Gulfstream actively developed seven large-scale mixed-use communities totaling 27,000 acres in Fort Lauderdale, Tampa, Jacksonville,
Sarasota and Orlando, Florida; Atlanta, Georgia; and Richmond, Virginia. In addition, Gulfstream managed a homebuilding subsidiary which sold approximately 500 units per year. Prior to being named Gulfstream's chief executive officer, Mr. Rutherford served Gulfstream as president and chief operating officer from 1986 until May 1989 and as senior vice president from 1982 until 1986. From 1974 to 1982, Mr. Rutherford worked in various real estate-related financial and operational capacities for Wintergreen Development, Inc. and the Cabot, Cabot & Forbes Company. In 1992, Mr. Rutherford was named as a defendant in a three-count Information filed by the State Attorney for Broward County, Florida. The charges in the Information, which include a charge of vehicular homicide, relate to an April 1991 traffic accident in which a passenger was killed. Following review of the circumstances surrounding this accident and the charges, the Board determined that the pendency of this proceeding likely will not adversely affect, and expressed its continuing confidence in, Mr. Rutherford's ability to perform his duties as Atlantic Gulf's president and chief executive officer.

                               Page 4 of 21 Pages

     Mr. John W. Temple, age 59, has been a director since March 1992. He has been president and chief executive officer of the Temple Development Company since its formation in 1989. Temple Development Company is a privately owned Florida real estate developer. From 1987 to 1989, Mr. Temple was president and a director of Markborough Communities, Inc., a wholly owned subsidiary of the Hudson Bay Company and a large-scale community developer with holdings in California, Colorado, Texas, Arizona and Florida. From 1984 to 1987, Mr. Temple was president and a director of Arvida/Disney, a wholly owned subsidiary of The Walt Disney Company and a "high-end" community developer in Florida.

CLASS 1 DIRECTORS

     Mr. Allen A. Blase, age 48, has been a director since March 1995. Mr. Blase is president of Blase Estates, Inc., a real estate developer and builder since 1990, and the principal of A. Blase Financial Advisors, a financial management and advisory firm, since 1988. Mr. Blase also has been a director and an officer of InterWave, Inc., a privately held manufacturer of R.F. cable TV modems, since January 1996. Mr. Blase served as vice president, investments, of JW Charles Securities, Inc., from 1993 to 1995 and as a trustee of the Damson Oil Liquidating Trust from 1992 to 1995. During 1991 and 1992, Mr. Blase also served as a creditors committee member for Damson Oil Company, a publicly held oil and gas producer, and as a partner of Blase, Lofton, McConnell and Company, a partnership of introducing brokers. Mr. Blase is also an accountant, maintaining a private practice since 1971, and he earned a juris doctor in 1981 from Nova University.

     Mr. Raymond Ehrlich, age 79, has been a director since March 1992. He has been a partner in the law firm of Holland & Knight since January 1992. Atlantic Gulf retains Holland & Knight to represent Atlantic Gulf in certain legal matters. Mr. Ehrlich served as a Justice of the Florida Supreme Court from 1981 until his retirement from the Court in January 1991. From July 1988 until July 1990, Mr. Ehrlich served as Chief Justice of the Florida Supreme Court. From January 1991 until August 1991, Mr. Ehrlich served as special Washington counsel to U.S. Senator Bob Graham. From August to November 1991, he was jurist-in-residence at Florida State University College of Law.

     Mr. W.D. Frederick, Jr., age 62, has been a director since October 1992 and served as an ex officio (nonvoting) director from March 1992 to October 1992. Mr. Frederick is president of the Frederick Enterprise Group, which holds citrus, ranching and other real estate interests. He was a partner in the law firm of Holland & Knight from November 1992 to March 1995. Mr. Frederick served as the Mayor of the City of Orlando, Florida from 1980 to 1992. He also served as chairman (a) of the Frederick Commission, which was created by Florida
Governor Lawton Chiles to recommend ways to improve efficiency in state government; (b) of the Florida Environmental Regulation Commission from 1975 to 1978; and (c) of the Florida Department of Pollution Control from 1972 to 1975. Mr. Frederick is a director of Florida Progress Corporation and of Blue Cross & Blue Shield of Florida.

                               Page 5 of 21 Pages

     Mr. W. Edward Scheetz, age 32, has been a director since February 10, 1997. Mr. Scheetz has been a partner of Apollo Real Estate Advisors, L.P., since 1993 and of Apollo Real Estate Advisors II, L.P., since 1996, which, together with affiliates, act as managing general partners of the Apollo Real Estate Investment Funds, private real estate investment funds which invest in direct and indirect real property interests, including real estate-related public and private debt and equity securities. Since that time, he has directed the investment activities of the Funds. Prior to 1992, Mr. Scheetz was a principal of Trammell Crow Ventures, a national real estate investment firm. Mr. Scheetz is a director of Capital Apartment Properties, Inc., Koger Equity, Inc., Metropolis Realty Trust, Inc., NextHealth, Inc., Koll Management Services, Inc., Meadowbrook Golf, Inc., All-Right Parking Corp. and Roland International, Inc.

EXECUTIVE OFFICERS OF ATLANTIC GULF
-----------------------------------

     As of March 31, 1997, Atlantic Gulf's executive officers were as follows:

     J. Larry Rutherford, age 50, has been a director of Atlantic Gulf since January 1991, when he was also named Atlantic Gulf's President and Acting Chief Executive Officer. Mr. Rutherford was named Chief Executive Officer of Atlantic Gulf in March 1991. Mr. Rutherford joined Atlantic Gulf in September 1990 as its Executive Vice President-Operations. Before his employment with Atlantic Gulf, from May 1989 to August 1990, Mr. Rutherford served as President and Chief Executive Officer of Gulfstream Land & Development Corp. ("Gulfstream"), a Florida-based community development and homebuilding company. In this capacity, Mr. Rutherford was charged with restructuring $300 million in Gulfstream debt. Gulfstream actively developed seven large-scale mixed-use communities totalling 27,000 acres in Fort Lauderdale, Tampa, Jacksonville, Sarasota and Orlando, Florida; Atlanta, Georgia; and Richmond, Virginia. In addition, Gulfstream managed a homebuilding subsidiary which sold approximately 500 units per year. Prior to being named Gulfstream's Chief Executive Officer, Mr. Rutherford served Gulfstream as President and Chief Operating Officer from 1986 until May 1989, and as Senior Vice President from 1982 until 1986. From 1974 to 1982, Mr. Rutherford worked in various real estate-related financial and operational capacities for Wintergreen Development, Inc. and the Cabot, Cabot & Forbes Company. In 1992, Mr. Rutherford was named as a defendant in a three-count Information filed by the State Attorney for Broward County, Florida. The charges in the Information, which include a charge of vehicular homicide, relate to an April 1991 traffic accident in which a passenger was killed. As of March 1997, no trial date has been scheduled. Following review of the circumstances surrounding this accident and the charges, the Board has expressed its continuing confidence in Mr. Rutherford's ability to perform his duties as President and Chief Executive Officer.

     Thomas W. Jeffrey, age 37, has been Atlantic Gulf's Executive Vice President and Chief Financial Officer since October 1994. Mr. Jeffrey joined Atlantic Gulf in June 1991 as Senior Vice President - Law and Secretary and was named its General Counsel in September 1991. From August 1987 until joining the Company, Mr. Jeffrey practiced bankruptcy and securities law at the law firm of Wilmer, Cutler & Pickering, in Washington, D.C., and developed expertise in financial restructurings. From 1986 until 1987, Mr. Jeffrey was a law clerk to the Hon. Nathanial R. Jones, Judge on the United States Court of Appeals for the Sixth Circuit. From 1985 until 1986, Mr. Jeffrey was a law clerk to the Hon. Richard A. Enslen, Judge on the United States District Court for the Western District of Michigan.

                               Page 6 of 21 Pages

     Brian A. McLaughlin, age 54, joined Atlantic Gulf in July 1995 as president of Atlantic Gulf Land Company, a new division responsible for liquidating Predecessor assets. Prior to joining Atlantic Gulf, Mr. McLaughlin managed the design, development, operations and disposition of numerous resort, recreational and residential projects throughout the country for over 20 years. He has held management positions with FPA Corporation, The Hilton Head Company, Kapalua Land Company, Palm Beach Polo and Country Club, and most recently, with Palmas Del Mar in Puerto Rico.

     Jay C. Fertig, age 37, was promoted to Senior Vice President - National Land Sales in September 1994, prior to which he was Atlantic Gulf's Vice President - National Land Sales since January 1990, having originally joined Atlantic Gulf in 1985. Mr. Fertig is responsible for the national marketing and sale of Atlantic Gulf's Tract and Scattered Homesite inventory. Mr. Fertig is a Florida licensed real estate broker.

     J. Thomas Gillette, III, age 52, was promoted to Senior Vice President - Community Development for North Florida in February 1996. Prior to that time, he served as Vice President and General Manager for Atlantic Gulf's Julington Creek and West Meadows projects since 1991. Prior to joining Atlantic Gulf, Mr.
Gillette held the position of Vice President and General Manager for Westinghouse Treasure Coast Communities in Vero Beach, Florida for approximately two years where he directed all activities associated with a luxury residential project. During most of the 1980's, Mr. Gillette was President of the Northeast Florida Division for Gulfstream Land and Development Corporation. Previously, Mr. Gillette owned and operated a home building and brokerage company in Richmond, Virginia for seven years.

     Kimball D. Woodbury, age 45, Senior Vice President - Acquisitions effective April 1997, is responsible for evaluating potential land acquisitions. From July 1995 until March 1997, Mr. Woodbury was Senior Vice President - Community Development and was responsible for Atlantic Gulf's South Florida subdivision homesite projects. Mr. Woodbury served as Senior Vice President - Business Development from September 1994 until July 1995. Prior to that time, he served as Atlantic Gulf's Vice President - Planning and Business Development since December 1991 and has been with Atlantic Gulf in various land planning capacities since 1981. From 1976 until joining Atlantic Gulf, Mr. Woodbury worked in a variety of government planning positions and as a private development consultant. Mr. Woodbury is a member of the American Institute of Certified Planners.

     Callis N. Carleton, age 44, joined Atlantic Gulf in August 1995 as Vice President and Controller. Prior to joining Atlantic Gulf, Mr. Carleton held the position of Vice President and Chief Financial Officer for The Babcock Company. Mr. Carleton was associated with Centex Homes of Florida and Touche Ross & Company, as well as being the principal of his own CPA firm. Mr. Carleton is a Certified Public Accountant and a Member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

     John H. Fischer, age 39, has been a Vice President of Atlantic Gulf since March 1992 and was appointed Treasurer in February 1994. Mr. Fischer has worked for Atlantic Gulf in various capacities since August 1988. Prior to joining Atlantic Gulf, from 1981 to 1987, Mr. Fischer was employed by the Florida Power & Light Company in its financial resources department. Mr. Fischer is a Chartered Financial Analyst.

                               Page 7 of 21 Pages

     Marcia H. Langley, age 36, was promoted to Vice President - General Counsel & Secretary in January 1996. From February 1995 until January 1996, Ms. Langley served as Atlantic Gulf's Vice President - Assistant General Counsel and Assistant Secretary. From September 1991 until February 1995, Ms. Langley served as Atlantic Gulf's Corporate Counsel. Prior to joining Atlantic Gulf, Ms. Langley was Corporate Counsel for Gulfstream Housing Corporation and Lennar Corporation. From 1985 until 1986 she was an attorney for the firm of Goldberg, Young & Borkson.

     Kevin M. O'Grady, age 42, joined Atlantic Gulf in 1995 as Vice President - Business Development. Prior to joining Atlantic Gulf, Mr. O'Grady spent nearly 20 years in the real estate industry, and was involved both in commercial and residential investment and development. Mr. O'Grady was president of Robert Trent Jones International Development Company in Washington, D.C.

MISCELLANEOUS

     There is no family relationship between any of Atlantic Gulf's directors or officers. Except for Mr. W. Edward Scheetz who was appointed to the Board as a Class 1 director pursuant to an Investment Agreement dated as of February 7, 1997 by and between AP-AGC, LLC (an affiliate of Apollo Real Estate Investment Fund II, L.P.) and Atlantic Gulf, there are no arrangements between any director of Atlantic Gulf and any other person pursuant to which he was selected as a director.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Atlantic Gulf's directors and officers, and persons who own more than 10% of a registered class of Atlantic Gulf's equity securities ("10% Stockholders"), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Atlantic Gulf. Directors, officers and 10% Stockholders are required by SEC regulation to furnish Atlantic Gulf with copies of all Section 16(a) forms they file. Atlantic Gulf assists its directors and officers in preparing their
Section 16(a) forms. Each of the following filed a late Form 3 during 1996: J. Thomas Gillette, III, Marcia H. Langley, and Lawrence B. Seidman. Each of the following filed a late Form 5 with respect to stock options granted in July 1996: Callis N. Carleton, Jay C. Fertig, John H. Fischer, J. Thomas Gillette, III, Thomas W. Jeffrey, Marcia H. Langley, Kevin M. O'Grady, and Kimball D. Woodbury.

     Except as set forth above, to Atlantic Gulf's knowledge, based solely on a review of the copies of such reports furnished to Atlantic Gulf and written representations that no other reports were required, with respect to 1996, Atlantic Gulf's directors, officers and 10% Stockholders complied with all applicable Section 16(a) filing requirements.

                               Page 8 of 21 Pages

ITEM 11. EXECUTIVE COMPENSATION

     The following table, together with the footnotes thereto, sets forth summary information concerning compensation paid by Atlantic Gulf with respect to 1996, 1995 and 1994 to each of its five executive officers on December 31, 1996 who were Atlantic Gulf's most highly compensated executive officers in 1996.

                                  SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                              ANNUAL COMPENSATION                 COMPENSATION
                                                              -------------------                 ------------
                NAME AND                                                        OTHER ANNUAL                      ALL OTHER
           PRINCIPAL POSITION              YEAR     SALARY           BONUS     COMPENSATION(1)    OPTIONS(#)    COMPENSATION(5)
           ------------------              ----     ------           -----     ---------------    ----------    ---------------
J. Larry Rutherford....................      1996     $400,000    $   295,000    $        0             0      $    3,183
   President and                             1995      350,000        230,000             0        50,000           2,288
   Chief Executive Officer                   1994      350,000        200,000             0       112,500             924


Jay C. Fertig..........................      1996       70,000        329,777(2)          0        10,000           3,946
   Senior Vice President                     1995       70,000        152,992(2)          0        10,000           1,922
                                             1994       70,000         73,573(2)          0        10,000           1,185


Thomas W. Jeffrey......................      1996      175,000         85,000             0        20,000           3,403
   Executive Vice President                  1995      175,000         55,220             0        40,000           2,616
   and Chief Financial Officer               1994      155,288         52,250             0        30,000             981


Brian A. McLaughlin(3).................      1996      250,000        618,907(2)     24,000             0           2,250
   President-Atlantic Gulf                   1995      110,577         66,887(2)     24,138             0               0
   Land Company


Kevin O'Grady(3).......................      1996      100,000        168,914(4)     12,000         5,000               0
   Vice President                            1995       42,433         50,000(2)      9,274             0               0

----------
(1) Other Annual Compensation for Mr. McLaughlin included $20,413 for relocation expenses in 1995. While the named officers receive certain perquisites, except as stated herein such perquisites did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus for any of the periods presented.

(2) The bonus amounts for Messrs. Fertig, McLaughlin and O'Grady represent commissions.

(3)  Messrs. McLaughlin and O'Grady joined Atlantic Gulf in July 1995.

(4)  The bonus amount for Mr. O'Grady in 1995 included commissions of $153,914.

(5) Represents amounts contributed on the officer's behalf by Atlantic Gulf to its 401(k) plan.

                               Page 9 of 21 Pages

STOCK OPTIONS

     Atlantic Gulf's Employee Stock Option Plan provides for the grant of options with respect to Common Stock.

                        OPTION GRANTS IN 1996 FISCAL YEAR


                                       PERCENT OF TOTAL
                         OPTIONS      OPTIONS GRANTED TO       EXERCISE    EXPIRATION      GRANT DATE
       NAME             GRANTED(1) EMPLOYEES IN FISCAL YEAR      PRICE        DATE      PRESENT VALUE(2)
       ----             ---------- ------------------------      -----        ----      ----------------
J. Larry Rutherford....           0           --                 $5.875      7/17/06         $2.72

Jay C. Fertig..........      10,000          9.8%                 5.875      7/17/06          2.72

Thomas W. Jeffrey......      20,000         19.5%                 5.875      7/17/06          2.72

Brian A. McLaughlin....           0           --                    --         --              --

Kevin O'Grady..........       5,000          4.9%                 5.875      7/17/06          2.72

----------

(1) All options vest 40% two years from the date of grant and 20% on each of the three subsequent anniversaries of the date of grant.

(2) The grant date present values are calculated based on the "risk free" Black-Scholes model. The assumptions used in the calculations include an expected volatility of .418, a rate of return of 6.6%, no dividend yield and a time to exercise of five years.


                       AGGREGATED OPTION EXERCISES IN 1996 FISCAL YEAR
                              AND FISCAL YEAR END OPTION VALUES



                       SHARES                                                  VALUE OF UNEXERCISED
                       SHARES                    NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                      ACQUIRED                 OPTIONS AT FISCAL YEAR END      AT FISCAL YEAR END(1)
                         ON        VALUE      ---------------------------  ----------------------------
       NAME           EXERCISE   REALIZED     EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
       ----           --------   --------     -----------   ------------   -----------    -------------
J. Larry Rutherford      0          $0         162,500        112,500          $0            $0

Jay C. Fertig            0           0          14,000         26,000           0             0

Thomas W. Jeffrey        0           0          46,000         74,000           0             0

Brian A. McLaughlin      0           0            0              0              0             0

Kevin O'Grady            0           0            0             5,000           0             0

----------
(1) Represents the different between the fair market of the Common Stock subject to the options, based on the closing price of $4.3125 for the Common Stock on December 31, 1996, and the exercise prices of the options.

                               Page 10 of 21 Pages

DEFINED BENEFIT RETIREMENT PLAN

     Atlantic Gulf has a defined benefit retirement plan (the "Retirement Plan") that covers most employees who met certain requirements regarding age and service before December 31, 1990. The Retirement Plan was amended in 1990 to fix benefits and service accruals as of December 31, 1990. The following table reflects estimated annual benefits payable on retirement under the Retirement Plan in the form of a life annuity. Because credited service ceased in 1990 and none of Atlantic Gulf's executive officers has 15 years of credited service, the table does not display more than 15 years. Benefits payable under the Retirement Plan are subject to certain limitations imposed by the Code, and benefits in certain situations may be subject to offsets for Social Security.



                   ASSUMED HIGHEST
                 AVERAGE COMPENSATION              YEARS OF CREDITED SERVICE
                 --------------------              -------------------------
                                                    5        10          15
                                                   -----    -----      ------
                   $ 75,000                      $ 4,467  $ 8,935    $ 13,402

                    100,000                        6,155   12,310      18,465

     Because of the 1990 amendment to the Retirement Plan, of the executive officers named in the Summary Compensation Table, only Mr. Fertig is entitled to participate in the Retirement Plan. His credited service is fixed at six years and his benefits are fixed at his average salary for the five years ended December 31, 1990 of $46,454.

EMPLOYMENT AGREEMENTS

     Mr. Rutherford's previous employment agreement with Atlantic Gulf has expired. The Board has authorized an employment agreement with Mr. Rutherford which, upon execution, would provide as follows: (a) Mr. Rutherford's term of employment, unless terminated earlier, would terminate on September 30, 1997;
(b) Mr. Rutherford's base salary would be at the rate of $400,000 per annum; (c) in the Board's sole discretion, after a review of Mr. Rutherford's employment performance, Mr. Rutherford may be awarded up to a $300,000 bonus in respect of Atlantic Gulf achieving the results contemplated by its business plan and obtaining new development project opportunities and additional debt or equity financing, including the consummation of the sale of Atlantic Gulf preferred stock to AP-AGC, LLC (the "Apollo Transaction"); and (d) Mr. Rutherford would provide, if so requested by the Board, "transition" assistance, on a part time basis, after the date of termination of employment, for up to 180 days, subject to the continuation of his base compensation at the rate of $400,000 per annum and his ability to engage in real estate development activities, including activities that may, in fact, be competitive with Atlantic Gulf's efforts, or otherwise involve corporate opportunities that Atlantic Gulf may be interested in pursuing. Atlantic Gulf's proposed employment agreement with Mr. Rutherford also would provide that he would be entitled to receive a severance payment of $400,000 in a lump sum, within five business days after the occurrence of either
(a) Atlantic Gulf's termination of the Employee's employment prior to September 30, 1997, other than for cause or (b) a Change of Control of Atlantic Gulf and within five business days thereafter, the termination by Mr. Rutherford of his employment thereunder, with or without reason or cause. "Change of Control" is defined to mean any person, entity or group (as defined in the Exchange Act), acquiring equity securities of Atlantic Gulf either (i) for an aggregate purchase price in excess of $10,000,000 being paid to Atlantic Gulf for its equity securities or (ii) in a transaction that would require disclosure under
Item 1 of Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act; provided, however, in either event Change of Control of Atlantic Gulf would not include the consummation of the Apollo Transaction or related stock issuances by Atlantic Gulf. It is contemplated that Mr. Rutherford would negotiate a new employment agreement with Atlantic Gulf after the closing of the Apollo Transaction.

                               Page 11 of 21 Pages

     An employment agreement with Mr. Jeffrey expired on April 30, 1995 and under its terms he elected to remain an employee-at-will. The agreement provided that if Mr. Jeffrey elected to become an employee-at-will and he is thereafter terminated other than for "cause" as defined in the agreement, he will receive severance compensation at the rate of his annual base salary and certain fringe benefits for six months following termination.

     Under an employment agreement with Mr. McLaughlin dated July 1, 1995, and effective July 17, 1995, Mr. McLaughlin was employed as president and chief executive officer of Atlantic Gulf Land Company, a non-incorporated division of the Company, until April 11, 1997, when such employment was terminated. He will be entitled to override payments equal to one and one-half percent of (i) the gross sales proceeds of Atlantic Gulf from each sale of eligible property, as defined in the agreement, which close either during the term of the agreement (the "Term") or, if the Term has terminated and Mr. McLaughlin has participated in obtaining the particular definitive contract of sale prior to such termination, during the first 180 days after the effective date of termination,
(ii) any non-refundable deposit paid to Atlantic Gulf while the sale does not occur, but Atlantic Gulf is entitled to retain such deposit and (iii) the value of eligible property transferred during the Term by Atlantic Gulf to a joint venture or partnership between Atlantic Gulf and an unaffiliated third party or to an operating division of Atlantic Gulf for the purpose of developing such property. Also, Mr. McLaughlin is receiving severance equal to one year's base salary of $250,000 and unpaid override payments for sales he participated in which close within 180 days of the termination date.

DIRECTOR COMPENSATION

     In 1996 Stockholders approved the adoption of the 1996 Non-Employee Directors' Stock Plan. Under such Plan, which took effect as of July 1, 1996, the Non-Employee Directors receive an annual retainer of $25,000 paid in Common Stock quarterly based on the share price at the end of the previous quarter, and $3,000 per Board meeting attended in person or $1,000 per Board meeting if attended by telephone. Board meeting fees are paid in cash quarterly. The Chairman is paid a retainer of $25,000 in Common Stock and $10,000 per month in cash. No fees are paid for attending Board committee meetings nor for serving as chairman of a Board committee.

                               Page 12 of 21 Pages

     In 1995 Stockholders approved the adoption of the 1994 Non-Employee Directors' Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that each director of Atlantic Gulf who is not otherwise an employee of Atlantic Gulf on the date of grant of the option ("grant date") shall automatically be granted an option to purchase (a) 20,000 shares of Common Stock as of December 5, 1994, (b) 20,000 shares of Common Stock to each new non-employee director upon his or her first election or appointment to the Board and (c) 5,000 shares of Common Stock to each non-employee director at the first meeting of directors following such director's subsequent election or appointment to the Board. Options granted under the 1994 Plan are exercisable for 10 years and are fully vested and exercisable on the date of grant. Options for a maximum of 350,000 shares of Common Stock may be issued pursuant to the 1994 Plan. In view of the significant reduction in the cash compensation payable to non-employee directors of Atlantic Gulf as a result of the effectiveness of the 1996 Non-Employee Directors Stock Plan, the Board in December 1997 nullified, retroactively, its previous action in December 1995 providing that the aggregate cash fees payable to the directors would be reduced by $1 for each option share granted under the 1994 Plan.

INDEMNIFICATION ARRANGEMENTS

     The charter and by-laws of Atlantic Gulf provide for the indemnification of its directors and officers, and the advancement to them of expenses in connection with proceedings and claims, to the fullest extent permitted by the DGCL. Atlantic Gulf also intends to enter into indemnification agreements with its directors who resign effective as of the closing of the Apollo Transaction that would contractually provide for indemnification and expense advancement and include related provisions meant to facilitate the indemnitees' receipt of such benefits. In addition, Atlantic Gulf has purchased customary directors' and officers' liability insurance policies for its directors and officers.

EXECUTIVE COMPENSATION

     In designing its compensation programs, the human relations committee follows the belief that compensation should reflect the following principles:

     1.  Compensation  programs should support  Atlantic  Gulf's  short-term and
long-term   strategic   goals  and  objectives  by  rewarding   individuals  who
significantly contribute to the accomplishment of those goals and objectives.

     2. Short-term and long-term compensation play a critical role in attracting and retaining well qualified executives.

     3. Compensation should be meaningfully related to the creation of value for the stockholders.

     Atlantic Gulf's executive compensation is based on three components, which are intended to serve the overall compensation philosophy.

     BASE SALARY Base salary is targeted at the competitive median for competitors in land development and condominium construction in Atlantic Gulf's market areas. Salaries for executives are reviewed by the committee annually, and the committee may recommend an increase to the Board at that time based on
(a) the committee's  view that the  individual's  contribution has increased and
(b) increases in median pay levels.

                               Page 13 of 21 Pages

     The 1996 base salaries of Messrs. Rutherford and McLaughlin were determined pursuant to employment agreements. These employment agreements were designed to attract talented executive officers to Atlantic Gulf and to retain certain valuable existing executive officers. Effective July 1, 1996, Mr. Rutherford's salary was increased.

     ANNUAL INCENTIVES On the committee's recommendation, the Board authorized the implementation of a Management by Objectives bonus program tied to 1993 performance (the "1993 M.O. Program"). Under the 1993 M.O. Program, Atlantic Gulf's chief executive officer could earn a bonus of up to 100% of his base salary, and the other executive officers could earn bonuses of up to 35% of their base salaries, depending upon (a) Atlantic Gulf meeting certain established 1993 net cash flow goals and (b) the executive officer's achieving certain other pre-determined departmental and individual objectives, including objectives for regional sales and asset dispositions. In addition to the executive officers, the 1993 M.O. Program applied to all of Atlantic Gulf's employees, at varying potential bonus levels. The Board adopted a similar Management by Objectives bonus program for 1994 (the "1994 M.O. Program"). The bonus targets in the 1994 M.O. Program are based upon (a) 1994 net cash flow goals, (b) departmental goals, (c) completion of certain major corporate transactions and (d) the price of the Common Stock. A similar Management by Objectives bonus program for 1995 (the "1995 M.O. Program") was adopted by the Board. The Bonus targets in the 1995 M.O. Program are based upon (a) 1995 net cash flow goals, (b) department goals and (c) completion of certain major corporate transactions. A similar management by objectives bonus program for 1996 (the "1996 M.O. Program") was adopted by the Board. The Bonus targets in the 1996 M.O. Program are based upon (a) 1996 net cash flow goals, (b) department goals and (c) completion of certain major transactions.

    Mr. Rutherford received a bonus payment of $200,000 in 1994 under the 1993 M.O. Program keyed to, among other things, certain specified levels of corporate performance achieved as compared to current year budgets. The Board set similar incentive bonus targets for Mr. Rutherford under the 1994 M.O. Program. Under the 1994 M.O. Program, Mr. Rutherford received a bonus payment of $130,000 and discretionary bonus payments of $100,000 pursuant to his employment agreement, for a total of $230,000 in 1995. In 1996, Mr. Rutherford received $295,000 in bonus payments under the terms of his employment agreement. In February 1997, Mr. Rutherford received a $90,000 bonus in respect of his performance during the last six months of 1996, including in respect of the closing on Atlantic Gulf's debt facilities with Foothill, in September 1996, and Atlantic Gulf's repayment in full of its unsecured 12% notes due on December 31, 1996.

    Based upon Atlantic Gulf's cash flow and the completion of certain major corporate transactions, Mr. Jeffrey received a bonus payment of $40,220 in 1995 under the 1994 M.O. Program. No bonus was paid to Mr. Jeffrey in 1996 under the 1995 M.O. Program but he did receive a bonus of $85,000 when the Foothill Debt was closed.
Mr. Jeffrey also received a $15,000 advance of his 1996 anticipated bonus.

     Mr. Fertig receives incentive  compensation as a percentage of the revenues

                               Page 14 of 21 Pages
from sales of Atlantic Gulf's land sales. His incentives were $73,573 in 1994, $152,992 in 1995, and $329,777 in 1996. Mr. Fertig did not participate in the 1994, 1995 or 1996 M.O. Program.

     Mr.   McLaughlin  is  president  of  Atlantic  Gulf  Land  Company  and  is responsible for liquidating land inventory not designated for development. Mr McLaughlin received incentive compensation of $66,887 in 1995, and $618,907 in 1996 based upon a percentage of the revenues from land sales.

     Mr. O'Grady participates in the M.O. Program and also receives incentives on various transactions. In 1995, he received an incentive payment of $50,000 and in 1996 received a bonus of $15,000 under the terms of the M.O. Plan and incentive payments of $153,914 for closing certain transactions.

     LONG-TERM INCENTIVES In 1993 Atlantic Gulf adopted an employee stock option plan to provide a long-term incentive compensation program. The committee believes that a long-term incentive compensation program, linked directly to the value of the Common Stock, will provide executives with significant incentives to increase Stockholder value, as well as assisting Atlantic Gulf in attracting and retaining well qualified executives. In addition, Atlantic Gulf's reorganization plan specifically provides for an employee stock option plan.

    In September 1994, option grants were made to Mr. Rutherford for 112,500 shares, Mr. Jeffrey for 30,000 shares, and Mr. Fertig for 10,000 shares. In February 1995, additional option grants were made to Mr. Rutherford for 50,000 shares, Mr. Jeffrey for 40,000 shares, and Mr. Fertig for 10,000 shares. In July 1996, additional option grants were made to Mr. Jeffrey for 20,000 shares, Mr. Fertig for 10,000 shares and Mr. O'Grady for 5,000 shares. The number of shares of Common Stock subject to the option grants was determined by the committee's subjective evaluation of competitive industry practices as well as the officers' position levels.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Agranoff, Blase and Frederick served as members of the human relations committee. The principal function of the human relations committee is to review and make recommendations to the Board on all compensation and hiring issues relating to officers and senior staff members. The members of the human relations committee also serve as the stock option committee under Atlantic Gulf's Employee Stock Option Plan. None of such persons has served as an officer or employee of Atlantic Gulf.

PERFORMANCE GRAPH

     Set forth below is a line graph comparing the total cumulative return on the Common Stock since it commenced trading on June 4, 1992 through December 31, 1996 with the NASDAQ Composite Index and a group of peer companies. Returns are based on the change in month-end to month-end price and assume reinvested dividends. These calculations assume the value of an investment in the Common Stock, the NASDAQ Index and the peer group was $100 on June 4, 1992.

                               Page 15 of 21 Pages

     The peer companies selected are in the real estate development business. They are AMREP Corp.; Atlantic Gulf Communities Corporation; Avatar Holdings; Killearn Properties, Inc.; MDC Holdings Inc.; Newhall Land and Farming Co. (Patten Corp., which had been included among the peer companies in previous years, has ceased trading; accordingly, Patten Corp. has been excluded from the group of peer companies). The companies were weighted by market capitalization.

                                      LOGO

                              6/4/92   12/31/92  6/30/93   12/31/93   6/30/94   12/31/94  6/30/95   12/29/95   6/28/96   12/31/96
                              ------   --------  -------   --------   -------   --------  -------   --------   -------   --------
Atlantic Gulf...........      100.00     41.32     56.54      89.16     87.02     82.70     55.84      58.00      49.3     35.35

Peer Group..............      100.00    105.21    114.85     125.15    122.56    111.89    124.39     143.03    212.93    149.05

NASDAQ Index............      100.00    115.67    120.29     132.74    120.68    128.61    159.66     179.95    183.55    234.39


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

OWNERSHIP BY DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

    The following table sets forth, to Atlantic Gulf's knowledge, the beneficial ownership of Common Stock by each director, and certain executive officers, individually, and all directors and executive officers as a group, as of March 12, 1997.


                                                                                    AMOUNT
                                NAME OF BENEFICIAL OWNER                      BENEFICIALLY OWNED      PERCENT
                                ------------------------                      ------------------      -------
      Gerald N. Agranoff....................................................     43,310(1)(2)            9
      James W. Apthorp......................................................     24,528(1)               9
      Allen A. Blase........................................................     29,018(1)(2)(3)         9
      Jerome J. Cohen.......................................................     26,773(1)               9
      Raymond Ehrlich.......................................................     36,973(1)(2)(4)         9
      Jay C. Fertig.........................................................     14,000(5)               9
      W.D. Frederick, Jr....................................................     39,773(1)(2)            9
      Thomas W. Jeffrey.....................................................     47,000(6)               9
      Brian A. McLaughlin...................................................        0                    0
      Kevin O'Grady.........................................................        0                    0
      J. Larry Rutherford...................................................    172,500(7)              1.8%(9)
      W. Edward Scheetz.....................................................     20,000(1)               9
      Lawrence B. Seidman...................................................     43,773(1)(8)            9
      John W. Temple........................................................     43,773(1)(2)            9
      All directors, Investor designees and executive officers as a group
         (14 persons).......................................................    541,421                 5.6%

----------
1 Includes 20,000 shares issuable upon exercise of stock options exercisable as of March 12, 1997.

                               Page 16 of 21 Pages

2 Includes 5,000 shares issuable upon exercise of stock options exercisable as of March 12, 1997.

3    Includes 63 shares held by Mr. Blase's mother-in-law.

4    Includes 200 shares held in his spouse's individual retirement account.

5 Includes 14,000 shares issuable upon exercise of stock options exercisable as of March 12, 1997.

6 Includes 46,000 shares issuable upon exercise of stock options exercisable as of March 12, 1997.

7 Includes 162,500 shares issuable upon exercise of stock options exercisable as of March 12, 1997.

8 Includes 20,000 shares held by Seidman & Associates, L.L.C. of which Mr. Seidman is the managing director.

9    Less than one percent.

                               Page 17 of 21 Pages

OWNERSHIP BY PERSONS OWNING MORE THAN FIVE PERCENT

     Based upon a Schedule 13G dated January 22, 1997 filed with the SEC by Morgan Stanley Asset Management Inc. and Morgan Stanley Group Inc., and a
Schedule 13G dated February 5, 1997 filed with the SEC by Dimensional Fund Advisors Inc., Atlantic Gulf believes that the following persons currently beneficially own more than five percent of the outstanding Common Stock:



                                                                 PERCENTAGE
                                           NUMBER OF SHARES    OF OUTSTANDING
              HOLDER                       BENEFICIALLY OWNED       STOCK
              ------                       ------------------       -----

    Morgan Stanley Group Inc. and
    Morgan Stanley Asset Management Inc. ...   1,001,400            10.3%
    1221 Avenue of the Americas
    New York, NY


    Dimensional Fund Advisors Inc. .........     548,900             5.7%
      1299 Ocean Avenue
      Santa Monica, CA 90401


     Morgan Stanley Asset Management Inc. is, according to the Schedule 13G, a wholly owned subsidiary of Morgan Stanley Group Inc. The Schedule 13G states that Morgan Stanley Asset Management Inc. and Morgan Stanley Group Inc. are investment advisors registered under Section 203 of the Investment Advisers Act of 1940, as amended. The Schedule 13G states that of the 1,001,400 shares of Common Stock beneficially owned, the reporting persons have sole voting power as to none of the shares and shared voting power as to 207,800 shares.

     According to its Schedule 13G, Dimensional Fund Advisors Inc. ("Dimensional") is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, as amended, and all of the 548,900 shares reflected above are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company ("the Fund"), or in series of the DFA Investment Trust Company, a Delaware business trust (the "Trust"), or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The
Schedule 13G states that of the 548,900 shares of Common Stock beneficially owned, the reporting person has sole voting power as to 367,100 shares. In addition, persons who are officers of Dimensional also serve as officers of the Fund and the Trust and, in such capacities, those persons vote 74,800 additional shares owned by the Fund and 107,000 shares owned by the Trust, which shares are included in the 548,900 shares.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     During 1996, Atlantic Gulf retained the law firm of Holland & Knight, of which Mr. Ehrlich is, and Mr. Frederick was, a partner to represent Atlantic Gulf in certain legal matters.

                               Page 18 of 21 Pages

     In February 1997, Atlantic Gulf paid to Mr. James W. Apthorp, Chairman of the Board, $250,000 as compensation for his services in connection with Atlantic Gulf obtaining the release in January 1997 of approximately $12.1 million in cash, $4.2 million in principal amount of Unsecured 12% Notes, and $2 million in principal amount of the Unsecured Cash Flow Notes held in trust under the Reorganization Plan for the benefit of certain purchasers of lots from Atlantic Gulf's predecessor company.

     In February 1996, Atlantic Gulf engaged Mr. Gerald N. Agranoff, a director, to assist Atlantic Gulf's senior management in the negotiation of proposed financing. As compensation for such services, Atlantic Gulf paid $30,000 in cash to Mr. Agranoff and issued to him 4,537 shares of Common Stock having an approximate market value of $30,000 upon issuance.

                               Page 19 of 21 Pages

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATLANTIC GULF COMMUNITIES CORPORATION


                                    By: /s/ Thomas W. Jeffrey
                                       -----------------------------------------
                                            Thomas W. Jeffrey
                                            Executive Vice President and
                                            Chief Financial Officer

                                            Date: April 30, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ J. Larry Rutherford
----------------------------             Date: April 30, 1997
    J. Larry Rutherford
    Director, President and Chief
    Executive Officer


/s/ Callis N. Carleton
----------------------------             Date: April 30, 1997
    Callis N. Carleton
    Vice President and Controller
    (Principal Accounting Officer)


/s/ James W. Apthorp
----------------------------             Date: April 30, 1997
    James W. Apthorp
    Chairman of the Board



----------------------------             Date: --------, 1997
    Gerald N. Agranoff
    Director

                               Page 20 of 21 Pages

/s/ Allen Blase
----------------------------             Date: April 30, 1997
    Allen Blase
    Director


/s/ Jerome J. Cohen
----------------------------             Date: April 30, 1997
    Jerome J. Cohen
    Director


/s/ Raymond Ehrlich
----------------------------             Date: April 30, 1997
    Raymond Ehrlich
    Director



----------------------------             Date: --------, 1997
    W.D. Frederick, Jr.
    Director



----------------------------             Date: --------, 1997
    W. Edward Scheetz
    Director


/s/ Lawrence B. Seidman
----------------------------             Date: April 30, 1997
    Lawrence B. Seidman
    Director

/s/ John W. Temple
----------------------------             Date: April 30, 1997
    John W. Temple
    Director

                               Page 21 of 21 Pages