Form 10-Q
period 1997-03-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-05-15
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                                               [X]   Yes   [ ]   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

There are 9,721,720 shares of the Registrant's Common Stock outstanding as of May 12, 1997.

                                TABLE OF CONTENTS
                                -----------------


                                                                                     Page
                                                                                      No.
                                                                                     ----
PART I.  -  FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Consolidated Balance Sheets as of March 31, 1997 and December 31,
               1996                                                                     1

               Consolidated  Statements of Operations for the Three Months Ended
               March 31, 1997 and 1996                                                  2

               Consolidated  Statements of Cash Flows for the Three Months Ended
               March 31, 1997 and 1996                                                  3

               Notes to Consolidated Financial Statements                               4


    Item 2.

               Management's  Discussion and Analysis of Financial  Condition and
               Results of Operations                                                    6

PART II. -  OTHER INFORMATION

    Item 1.    Legal Proceedings                                                       19

    Item 6.    Exhibits and Reports on Form 8-K                                        20


SIGNATURES                                                                             21

PART I. -   FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
            --------------------


             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                        MARCH 31,     DECEMBER 31,
                                                          1997           1996
                                                      -----------     ------------
         ASSETS                                       (UNAUDITED)
         ------
Cash and cash equivalents                              $   2,458      $   7,050
Restricted cash and cash equivalents                       6,004          6,034
Contracts receivable, net                                  8,773          9,649
Mortgages, notes and other receivables, net               48,209         63,800
Land and residential inventory                           146,485        153,417
Property, plant and equipment, net                         2,802          2,911
Other assets, net                                         25,153         20,532
                                                       ---------      ---------

Total assets                                           $ 239,884      $ 263,393
                                                       =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------


Accounts payable and accrued liabilities               $   9,322      $  16,914
Customers' and other deposits                              5,945          5,483
Other liabilities                                         13,267         15,393
Notes, mortgages and capital leases                      162,184        169,215
                                                       ---------      ---------
                                                         190,718        207,005
                                                       ---------      ---------
Stockholders' equity
         Common stock, $.10 par value; 15,665,000
               shares authorized; 9,807,997 and
               9,795,642 shares issued                       981            980
         Contributed capital                             122,176        122,123
         Accumulated deficit                             (67,982)       (60,706)
         Minimum pension liability adjustment             (6,000)        (6,000)
         Treasury stock, 86,277 shares, at cost               (9)            (9)
                                                       ---------      ---------
Total stockholders' equity                                49,166         56,388
                                                       ---------      ---------
Total liabilities and stockholders' equity             $ 239,884      $ 263,393
                                                       =========      =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                      (in thousands, except per share data)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
  Revenues:                                                   1997        1996
                                                           --------    --------
    Real estate sales:
      Homesite                                             $  2,550    $ 14,598
      Tract                                                   6,664       5,745
      Residential                                             7,070       2,870
                                                           --------    --------
         Total real estate sales                             16,284      23,213
    Other operating revenue                                     593       1,133
    Interest income                                           1,372       1,341
    Other income:
      Reorganization reserves                                   429       1,267
      Other income                                               --       4,820
                                                           --------    --------
         Total revenues                                      18,678      31,774
                                                           --------    --------
Costs and expenses:
    Cost of real estate sales:
      Homesite                                                1,988      10,919
      Tract                                                   6,155       4,703
      Residential                                             5,316       2,175
                                                           --------    --------
         Total cost of real estate sales                     13,459      17,797
    Selling expense                                           2,129       2,552
    Other operating expense                                     330         699
    Other real estate costs                                   2,906       4,257
    General and administrative expense                        2,200       3,130
    Depreciation                                                184         249
    Cost of borrowing, net of amounts capitalized             4,035       3,288
    Other expense                                               711         207
                                                           --------    --------
         Total costs and expenses                            25,954      32,179
                                                           --------    --------
Loss before extraordinary item                               (7,276)       (405)
Extraordinary gain on extinguishment of debt                     --       3,770
                                                           --------    --------

Net income (loss)                                          $ (7,276)   $  3,365
                                                           ========    ========
Loss before extraordinary item per common share            $   (.75)   $   (.04)
                                                           ========    ========
Net income (loss) per common share                         $   (.75)   $    .35
                                                           ========    ========
Weighted average common shares outstanding                    9,722       9,733
                                                           ========    ========

         See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                            (in thousands of dollars)
                                   (unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       --------------------
                                                                          1997         1996
                                                                       --------    --------
Cash flows from operating activities:
  Net income (loss)                                                    $ (7,276)   $  3,365
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                       1,072       1,212
      Gain from utility condemnations or sales                               --      (4,846)
      Extraordinary gain from extinguishment of debt                         --      (3,770)
      Other (income) expense                                                 81        (231)
      Reorganization items                                                 (175)       (597)
      Other net changes in assets and liabilities:
        Restricted cash                                                      30       1,787
        Receivables                                                       4,010      13,483
        Land and residential inventory                                    6,956       8,029
        Other assets                                                     (4,999)     (4,242)
        Accounts payable and accrued liabilities                         (7,404)     (4,571)
        Customer deposits                                                   462      (1,320)
        Other liabilities                                                  (215)       (526)
        Other, net                                                           --         (11)
                                                                       --------    --------
          Net cash provided by (used in) operating activities            (7,458)      7,762
                                                                       --------    --------
Cash flows from investing activities:
    Additions to property, plant and equipment, net                         (75)        (48)
    Proceeds from utility system sale                                        --       1,244
    Funds withdrawn from utility trust accounts                          12,109          --
                                                                       --------    --------
          Net cash provided by investing activities                      12,034       1,196
                                                                       --------    --------
Cash flows from financing activities:
    Borrowings under credit agreements                                   45,896      15,935
    Repayments under credit agreements                                  (53,461)    (23,935)
    Principal payments on other liabilities                              (1,603)     (2,232)
                                                                       --------    --------
          Net cash used in financing activities                          (9,168)    (10,232)
                                                                       --------    --------

Decrease in cash and cash equivalents                                    (4,592)     (1,274)
Cash and cash equivalents at beginning of period                          7,050       3,560
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  2,458    $  2,286
                                                                       ========    ========

Supplemental cash flow information:

Interest payments, net of amounts capitalized                          $  2,483    $  4,625
                                                                       ========    ========

Reorganization item payments                                           $  1,644    $  2,428
                                                                       ========    ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)



(1) The March 31, 1997 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the 1997 presentation.

(2) The net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive or not material during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $1,275,000 and
         $1,892,000, for the three months ended March 31, 1997 and 1996, respectively.

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

(5) The Company has made an estimate of Available Cash, as defined in the Company's loan agreements, at June 30, 1997, and has determined, based on this estimate, that the Company will not have any Available Cash requiring it to make any portion of the interest payments on the Cash Flow Notes for the six-month period commencing January 1, 1997 and ending June 30, 1997. In addition, the Company did not have any Available Cash requiring it to make any interest payments for the twelve month period ended December 31, 1996. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the three months ended March 31, 1997 and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)

(6) In January 1997, pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued 12,355 shares of Atlantic Gulf's common stock to the Non-Employee Directors at a price of $4.3125 per share for the first quarter of 1997.

(7) The Company and AP-AGC, LLC ("Apollo") entered into an Amended and Restated Investment Agreement dated as of February 7, 1997, amended as of March 20, 1997, and amended and restated as of May 12, 1997. The Company, certain of its subsidiaries, and Apollo entered into a Secured Note Agreement dated as of February 7, 1997, and amended and restated as of May 12, 1997. Apollo, a Delaware limited liability company, is an affiliate of Apollo Real Estate Investment Fund II, L.P. ("Apollo Fund II"), a private real estate investment fund, the general partner of which is Apollo Real Estate Advisors II, L.P., a New York-based investment fund.

PART I. - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------


CURRENT BUSINESS
----------------

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

         The Company acquires and develops real estate to: (i) enhance the value of certain properties, (ii) maintain a continuing inventory of marketable tracts and (iii) supply finished homesites to builders in Florida's fastest growing markets. The Company's acquisition and development activities are comprised of four primary functions: business development, planning, community development and residential construction. See Item 1. BUSINESS in the Company's 1996 Annual Report on Form 10-K for a more detailed description of the Company's current business.


BUSINESS PLAN
-------------

         The Company's goal is to produce superior returns for stockholders by liquidating predecessor assets, paying off debt, matching overhead to development and construction activities, and becoming the leading supplier of finished homesites to independent homebuilders in Florida's fastest growing markets and in selected primary markets in the southeastern United States, without the exposure entailed in carrying a substantial inventory of land. Predecessor assets are those real estate assets inherited by the Company from its predecessor company and consist of tracts and scattered homesites located in secondary markets throughout Florida and in one community in Tennessee.

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

         The Company is also actively marketing predecessor assets on a bulk sale basis as well as on an individual tract/lot basis through the Company's Atlantic Gulf Land Company. The Company currently has approximately $26.4 million in pending contracts and letters of intent on predecessor assets. There are no assurances that the above-mentioned negotiations, pending contracts and letters of intent will result in material sales or in material sales at prices which, in the aggregate, equal the Company's book value in the properties sold. See Item 1. BUSINESS in the Company's 1996 Annual Report on Form 10-K for additional information on the Company's business plan.

         This Quarterly Report includes "forward looking" statements that are subject to risks and uncertainties. Such forward-looking statements include (a) expectations and estimates as to the Company's future financial performance, including growth and opportunities for growth in revenues, net income and cash flow; (b) estimated and targeted annual unit sales, sales prices, and margins and (c) those other statements preceded by, followed by or that include the words "believes," "expects," "intends," "anticipate," "potential" or similar expressions. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the Company's future results and could cause those results to differ materially from those expressed in the forward-looking statements: (a) the inability to generate growth in revenues and net income; (b) the inability to generate sufficient cash flows from operations to fund capital expenditures and debt service; (c) unanticipated capital expenditures, including costs associated with real estate development projects; (d) unanticipated costs, difficulties or delays in completing or realizing the intended benefits of development projects; (e) adverse changes in current financial markets and general economic conditions, including interest rate increases; (f) adverse changes in current real estate markets and the real estate industry; and (g) actions by competitors.

                              RESULTS OF OPERATIONS
                              ---------------------

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
          ------------------------------------------------------------

         The Company's results of operations for the three months ended March 31, 1997 and 1996 are summarized by line of business, as follows:

               COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS
               ---------------------------------------------------

                        Three Months Ended March 31, 1997
                            (in thousands of dollars)
                                   (unaudited)

                                   HOMESITE    TRACT   RESIDENTIAL    OTHER      BUSINESS    ADMINISTRATIVE
                                     SALES     SALES      SALES    OPERATIONS   DEVELOPMENT      & OTHER         TOTAL
                                     -----     -----      -----    ----------   -----------  --------------      -----
Revenues:
  Real estate sales                $2,550     $6,664     $7,070     $          $                $               $16,284
  Other operating revenues             10                              583                                          593
  Interest income                                                    1,118                          254           1,372
  Other income:
   Reorganization reserves                                             267                          162             429
   Other income                                                                                                       -
------------------------------------------------------------------------------------------------------------------------
Total revenues                      2,560      6,664      7,070      1,968                          416          18,678
------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales         1,988      6,155      5,316                                                  13,459
  Selling expense                     911        803        407                     8                             2,129
  Other operating expense                                              330                                          330
  Other real estate costs:
    Property tax, net                                                                               911             911
    Other real estate overhead        363        344         23        188        657               420           1,995
  General and administrative expense                                                              2,200           2,200
  Depreciation                          4         15          2         29                          134             184
  Cost of borrowing, net                                                                          4,035           4,035
  Other expense                                                         96        175               440             711
------------------------------------------------------------------------------------------------------------------------
Total costs and expenses            3,266      7,317      5,748        643        840             8,140          25,954
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                  $ (706)    $ (653)    $1,322     $1,325     $ (840)          $(7,724)        $(7,276)
========================================================================================================================

               COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS
               ---------------------------------------------------

                        Three Months Ended March 31, 1996
                            (in thousands of dollars)
                                   (unaudited)

                                     HOMESITE      TRACT       RESIDENTIAL     OTHER       BUSINESS    ADMINISTRATIVE
                                      SALES        SALES          SALES      OPERATIONS  DEVELOPMENT      & OTHER       TOTAL
                                      -----        -----          -----      ----------  -----------   --------------   -----
 Revenues:
   Real estate sales                  $14,598      $5,745         $2,870     $          $                $             $23,213
   Other operating revenue                                                     1,133                                     1,133
   Interest income                                                               814                         527         1,341
   Other income:
    Reorganization reserves                                                                                1,267         1,267
    Other income                                                               4,820                                     4,820
------------------------------------------------------------------------------------------------------------------------------
 Total revenues                        14,598       5,745          2,870       6,767                       1,794        31,774
------------------------------------------------------------------------------------------------------------------------------

 Costs and expenses:
   Cost of real estate sales           10,919       4,703          2,175                                                17,797
   Selling expense                      1,385         643            524                                                 2,552
   Other operating expense                                                       699                                       699
   Other real estate costs:
     Property tax, net                                                            10                       1,429         1,439
     Other real estate overhead           550         495            422         251          584            516         2,818
   General and administrative                                                                              3,130         3,130
   Depreciation                             9          18             12         107                         103           249
   Cost of borrowing, net                                                                                  3,288         3,288
   Other expense                           12                                                 195                          207
------------------------------------------------------------------------------------------------------------------------------
 Total costs and expenses              12,875       5,859          3,133       1,067          779          8,466        32,179
------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before
   extraordinary item                   1,723        (114)          (263)      5,700         (779)        (6,672)         (405)

 Extraordinary gain on
  extinguishment of debt                                                                                   3,770         3,770
------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                   $  1,723      $ (114)        $ (263)     $5,700    $    (779)       $(2,902)      $ 3,365
==============================================================================================================================

         During the first quarter of 1997, the Company incurred a net loss of $7.3 million compared to net income of $3.4 million during the first quarter of 1996 primarily due to a $5.7 million decrease in other income and a $3.8 million extraordinary gain in the first quarter of 1996 resulting from the cancellation of debt. The decrease in other income was principally attributable to a gain of approximately $4.1 million in the first quarter of 1996 from an $18.75 million settlement of the Port St. Lucie condemnation litigation.

         HOMESITE SALES
         --------------

         The net operating results from homesite sales decreased $2.4 million during the first quarter of 1997 compared to the first quarter of 1996 primarily due to a decrease in the number of homesites sold.

         Revenues from homesite sales decreased $12.0 million in the first quarter of 1997 from the first quarter of 1996. The decrease resulted from a 64% decrease in the number of homesites sold and a 52% decrease in the average sales price per homesite. The decrease in the average sales price was primarily due to a change in the sales mix. The following table summarizes homesite activity for the three months ended March 31 (in thousands of dollars):

                                                1997                                         1996
                               ----------------------------------------       ------------------------------------
                                NUMBER OF                     AVERAGE         NUMBER OF                  AVERAGE
                                  LOTS          REVENUE     SALES PRICE          LOTS      REVENUE     SALES PRICE
                               ----------       -------     -----------       ---------    -------     -----------

Subdivision homesite sales          67          $1,469          $21.9            384       $12,082        $31.5
Scattered homesite sales           177           1,081            6.1            285         2,516          8.8
                                   ---          ------          -----            ---       -------        -----
                                   244          $2,550          $10.5            669       $14,598        $21.8
                                   ===          ======          =====            ===       =======        =====

         The decrease in subdivision homesite sales is primarily due to two sales in the first quarter of 1996 consisting of 193 homesites for $8.1 million in Windsor Palms, a project located in southwest Broward County, Florida. There were no sales in Windsor Palms in the first quarter of 1997, however, the Company anticipates it will sell the remaining 102 lots in this project for approximately $5.0 million during the remainder of 1997. In addition, there were approximately $2.0 million of sales in the first quarter of 1996 in Julington Creek Plantation, a project in Jacksonville, Florida, which was sold in its entirety in June 1996. The decrease in the average sales price of subdivision homesite sales is primarily due to the homesite sales in the first quarter of 1996 in Windsor Palms and Julington Creek Plantation which yielded average sales prices of approximately $42,000 and $39,000, respectively.

         Scattered homesite sales decreased in the first quarter of 1997 compared to the first quarter of 1996 due to decreases in volume and the average sales price per homesite. These decreases are principally due to a $1.2 million decrease in sales and a 30% decrease in the average sales price in the Company's Cumberland Cove community in Tennessee. The decrease in sales in Cumberland Cove is primarily due to timing as sales in this project are anticipated to increase during the remainder of 1997. The decrease in the average sales price in Cumberland Cove is primarily due to the mix of homesites sold. Scattered homesite sales includes bulk homesite sales in secondary markets in Florida which increased slightly in the first quarter of 1997 compared to the same prior year period. The Company anticipates it will continue to supplement scattered homesite sales volume in secondary markets through bulk homesite sales and through the marketing activities of the Atlantic Gulf Land Company as part of its plan to accelerate the disposition of assets in secondary real estate markets in Florida.

         As of March 31, 1997, the Company had approximately 569 total homesites for approximately $12.6 million under contract and which are anticipated to close in 1997. Of the 569 homesites under contract, 450 homesites totaling $12.2 million are in the Company's subdivision homesite projects of Lakeside Estates, West Meadows and Sanctuary. Substantially, all of the Company's subdivision homesites currently under development are under "contract" for sale. As of March 31, 1996, the Company had approximately 1,827 total homesites under contract totaling approximately $29.2 million.

         The homesite sales gross margin percentages were 22.0% in 1997 compared to 25.2% in 1996, which generally reflect targeted gross margins of 20% to 30% for this line of business. Gross margin represents the difference between the Company's real estate revenue and related cost of sales.

         Homesite selling expense decreased primarily due to a decrease in revenues. Homesite selling expense as a percentage of revenues increased from 9.5% in 1996 to 35.7% in 1997, primarily due to the decreased revenues over which to spread fixed selling costs.

         Homesite sales other real estate overhead decreased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to lower overhead costs associated with managing the Company's subdivision homesite projects in Florida's primary real estate markets.

         TRACT SALES
         -----------

         The net operating results from tract sales decreased in the first quarter of 1997 compared to the first quarter of 1996 despite an increase in revenues, primarily due to lower tract sales gross margins in 1997.

         Revenues from tract sales of $6.7 million in the first quarter of 1997 represented an increase of $919,000 or 16% compared to the first quarter of 1996. Tract sales acreages often vary significantly in size and revenues from such sales vary from quarter to quarter depending on the timing and size of individual sales. Due to the Company's plan to monetize the Company's predecessor assets located in secondary markets, tract sales are expected to continue to be a significant source of revenue for the Company in 1997. As of March 31, 1997, there were pending tract sales contracts totaling approximately $18.0 million which, subject to certain contingencies, are anticipated to close in 1997. As of March 31, 1996, there were pending tract sales contracts totaling approximately $29.7 million.

         Tract sales gross margins are summarized as follows for the three months ended March, 31:

                                                     1997                         1996
                                           ------------------------    -------------------------
                                            TARGETED      ACTUAL         TARGETED      ACTUAL
                                             MARGINS      MARGINS         MARGINS      MARGINS
                                             -------      -------         -------      -------

  Port LaBelle agricultural acreage              0%       (2.7)%             5%           -
  Other tract acreage                         5-10%       14.3%             20%         18.1%

         The targeted gross margin is lower for Port LaBelle agricultural acreage as management has determined that approximately 20,000 acres of the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted from a "retail" to a "wholesale" basis, which reduced the targeted gross margin for this property. During the first quarter of 1997 the Company sold 2,156 acres of this property for approximately $2.5 million.

         The actual gross margin in 1997 for other tract acreage was higher than the targeted gross margin principally due to the mix of properties sold during the period. The targeted gross margins have been reduced primarily due to the Company's plan to accelerate land sales in secondary real estate market locations.

         Tract sales selling expenses increased and other real estate costs decreased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to advertising and other marketing costs which were included in other real estate costs in 1996 and are included in selling expenses in 1997.


         RESIDENTIAL SALES
         -----------------

         The net operating results from residential sales, which includes single family homes and condominiums, improved $1.6 million during the three months ended March 31, 1997 compared to the corresponding prior year period principally due to an increase in condominium revenues and profits from the Company's
Regency Island Dunes condominium project and a decrease in other real estate overhead costs.

         Residential sales are summarized as follows for the three months ended March 31 (in thousand of dollars):

                                                         1997           1996
                                                         ----           ----
       Condominium sales - Regency Island Dunes:
          First Building                                 $1,310         $   910
          Second Building                                 5,684               -
                                                         ------          ------
       Total condominium sales                            6,994             910
       Single family home sales                              76           1,960
                                                         ------          ------
                                                         $7,070          $2,870
                                                         ======          ======

         The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units that were under contract in the first building as of December 31, 1995 based on a construction completion percentage of 97%. Condominium revenues of $910,000 in the first quarter of 1996 represent the incremental revenue earned upon the completion of 49 of the 61 units in the first quarter of 1996. The condominium revenues of $1.3 million in the first building in 1997 represent revenue earned upon the closing of an additional four units in 1997. As of March 31, 1997, 70 of the 72 units in the first building have been sold and closed. As of December 31, 1996, the Company recorded 79% of the expected revenues and profits on 56 units that were under contract in the second building as of December 31, 1996 based on a construction completion percentage of 79%. The revenues of approximately $5.7 million in the second building in the first quarter of 1997 were derived from an increase in the completion percentage from 79% as of December 31 1996 to 96% as of March 31, 1997 and to an additional eight units sold during the first quarter of 1997 for a total of 64 units sold in the second building. Additional revenues and profits will be recorded as the construction progresses and more units are sold. The Company anticipates that construction of the second building will be completed during the second quarter of 1997 and that all 72 units in the second building will be sold and closed in 1997.

         Single family home sales revenues decreased during the first quarter of 1997 compared to the first quarter of 1996 due a decrease in closings from 22 in 1996 to one in 1997. Closings decreased because the Company decided in mid-1995 to begin phasing out its single family home business in predecessor communities and substantially completed the withdrawal in 1996. The Company may seek to re-enter the single family home business in primary markets where this business would complement current or potential land development activities. As of March 31, 1997, the Company had two single family home residential units in inventory, neither of which were under contract. As of March 31, 1996, the Company had six single family home residential units under contract totalling $498,000.

         Residential sales gross margins are summarized as follows for the three months ended March 31:

                                                   1997           1996
                                                   ----           ----
            Condominiums                          25.3%          46.4%
            Single family homes                  (15.8)%         13.9%

         The gross margin for condominiums in the first quarter of 1997 was within the targeted gross margin of approximately 20% to 25%for this line of business. The gross margin for condominiums in the first quarter of 1996 was higher than the targeted gross margin primarily due to adjustments resulting from the recording of the actual profits associated with 49 closings in the first quarter of 1996 as compared to the estimated profits previously recorded.

         The single family home gross margin in the first quarter of 1997 was generated from one unit which was priced to sell as the Company has withdrawn from this line of business.

         Residential selling expense as a percentage of revenues decreased from 18.3% in 1996 to 5.8% in 1997 primarily due to closing costs incurred in the first quarter of 1996 associated with the closing of 49 condominium units, the revenues for which, had previously been recorded using the percentage of completion method. The residential selling expenses percentage also decreased due to increased revenues over which to spread fixed selling costs.

         Other real estate overhead decreased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to a $329,000 reduction in overhead costs associated with the Regency Island Dunes condominium project, most notably due to a reduction condominium association costs. In addition, single family overhead costs decreased due to the phasing-out of this operation.

         OTHER OPERATIONS
         ----------------

         Net income from other operations decreased $4.4 million in the first quarter of 1997 compared to the first quarter of 1996 primarily due to a decrease in other income.

         Other operating revenues and expenses decreased in the first quarter of 1997 from the same prior year period primarily due to the absence of revenues and expenses from the Port LaBelle utility system sold in February 1996 and the Julington Creek utility system sold in June 1996.

         Interest income increased in the first quarter of 1997 from the corresponding prior year period primarily due to a higher average balance of land mortgages receivable in 1997 and to adjustments in the first quarter of 1996 associated with the land mortgages receivable portfolio, partially offset by a lower average balance of contracts receivable during the periods under review.

         Other income of $267,000 in the first quarter of 1997 represents the amortization of the Company's utility connections reserve. Other income in the first quarter of 1996 included a gain of approximately $4.1 million on an $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Also included in other income in the first quarter of 1996 was a gain of $695,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million.


         BUSINESS DEVELOPMENT
         --------------------

         Total business development expenditures were similar in the first quarter of 1997 compared to the first quarter of 1996. Business development expenditures consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

         Business development other expenses included $112,000 in the first quarter of 1997 and $195,000 in the first quarter of 1996 representing the Company's 50% share of the net loss of the Ocean Grove joint venture. The loss resulted from pre-sales advertising and other selling and overhead costs.

         ADMINISTRATIVE & OTHER
         ----------------------

         The net loss from administrative & other activities increased $4.8 million in the first quarter of 1997 from the first quarter of 1996 principally due to an extraordinary gain of $3.8 million in 1996 resulting from the cancellation of debt and to a $1.1 million reduction in other income.

         Interest income decreased in the first quarter of 1997 from the corresponding prior year period primarily due to a decrease in short term investment interest income.

         Other income of $162,000 in the first quarter of 1997 and $1.3 million in the first quarter of 1996 represented gains resulting from the resolution of certain reorganization items. This process is expected to continue during the remainder of the year with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded.

         Property tax, net of capitalized property taxes decreased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to a reduction of land inventory not under development. The decrease in inventory under development corresponds to sales activity and to the completion of various projects during the intervening period.

         General and administrative expenses decreased approximately $1.0 million in the first quarter of 1997 compared to the first quarter of 1996 principally due to financial advisory and due diligence costs incurred in the first quarter of 1996 associated with the Company's recapitalization efforts.

         Cost of borrowing, net increased in the first quarter of 1997 compared to the same period in 1996 primarily due to a $617,000 decrease in interest capitalized to land inventory corresponding to the decrease in land under development. During the three months ended March 31, 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."

         Other expense of $440,000 in the first quarter of 1997 represented a loss on the sale of $9.3 million of land mortgage receivables to the First Bank of Boston in March 1997 for an initial cash distribution of $7.0 million plus a residual interest in the portfolio. The proceeds were used to reduce corporate debt and to fund ongoing operations.

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


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

         As of March 31, 1997, the Company's cash and cash equivalents totaled approximately $2.5 million. The Company also had restricted cash and cash equivalents of $6.0 million, which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $4.6 million decrease in cash and cash equivalents during the first quarter of 1997, $7.5 million was used in operating activities and $9.2 million was used in financing activities, partially offset by $12.1 million provided by investing activities.

         Cash used in operating activities includes approximately (i) $3.8 million for interest payments, (ii) $5.4 million for property tax payments,
(iii) $6.6 million for construction and development expenditures and (iv) $1.8 million of fees associated with the Company's refinancing and recapitalization efforts. These uses were offset in part by net cash generated through real estate sales and other operations.

         Cash provided by investing activities consisted of $12.1 million of funds released on January 2, 1997 from various utility trust accounts which were funded by the Company during the reorganization proceedings. The terms of these trusts require the Company to periodically assess the adequacy of the property in these trusts. Pursuant to a review of these trusts in December 1996, it was determined that approximately $12.1 million in cash and $6.2 million of notes could be released from these trust accounts.

         Cash used in financing activities includes $37.5 million of principal payments on January 3, 1997 to repay in full the Company's Unsecured 12% Notes and $1.6 million in principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings. These payments were partially offset by net borrowings of $18.1 million under the Reducing Revolving Loan with Foothill, which were used along with the $12.1 million of excess funds from the various utility trust accounts to repay the Unsecured 12% Notes. In addition, the Company had net borrowings of $6.2 million associated with the financing of the Company's mortgage receivables and net borrowings of $5.6 million on new project financings.

         The Company has, pursuant to a Revolving Loan Agreement dated as of September 30, 1996 with Foothill Capital Corporation ("Foothill"), (i) a $20 million working capital facility maturing December 1, 1998 ("Working Capital Facility"), and a $25 million reducing revolving loan maturing June 30, 1998 ("Reducing Revolving Loan "), with principal reductions as set forth below. Amounts under the Reducing Revolving Loan are available only when (i) the Working Capital Facility is fully utilized, and (ii) the Company is in compliance with, among other conditions, a "borrowing base" formula based on the value of certain of the Company's assets. Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. The Reducing Revolving Loan bears variable interest at the "base rate" plus four percentage points. As of March 31, 1997, the Working Capital Facility was fully drawn and there was $19.8 million outstanding on the Reducing Revolving Loan. The Company and Foothill have amended the Revolving Loan Agreement, effective as of March 31, 1997, pursuant to which, among other things, the Company can borrow thereunder until June 30, 1997 up to $10 million in excess of the amount otherwise available under the borrowing base formula, subject in any event to the maximum availability of $25 million under the Reducing Revolving Loan. Upon execution of the Revolving Loan Agreement amendment, the Company paid a $1 million fee to Foothill. The above-mentioned amendment also provides that as long as the Company's indebtedness under the Foothill loan agreements is in excess of the aggregate amount the Company could otherwise borrow under the borrowing base formula, the interest rates payable under the Working Capital Loan, Reducing Revolving Loan and the Term Loan (as defined below) will be increased by two percentage points.

         The Company's remaining material obligations for 1997 include (i) principal repayments on the Foothill debt up to $43.3 million as more fully described below, and (ii) the final principal and interest payments on the Company's Section 365(j) lien and deferred property tax liabilities totaling $1.5 million which are due in the third quarter of 1997. The Company's 1997 business plan also contemplates full year expenditures for development, construction and other capital improvements estimated at approximately $50 million, of which a substantial portion will require funding through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan will be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

         On September 30, 1996, the Company closed on three credit facilities totalling $85.0 million with Foothill (the "Foothill Refinancing"). Pursuant to the Foothill Refinancing, Foothill has provided the Company with (I) an extension to December 1, 1998 of the $20 million Working Capital Facility as discussed above; (ii) a $40 million Term Loan at an interest rate of 15% per annum, maturing June 30, 1998; and (iii) a Reducing Revolving Loan of up to $25 million maturing on June 30, 1998, as discussed above. At March 31, 1997, the Company had outstanding the full $20 million under the Working Capital Facility and approximately $19.8 million under the Reducing Revolving Loan. The Term Loan requires principal repayments of one-third on each of June 30, 1997, December 31, 1997, and June 30, 1998. The commitment under the Reducing Revolving Loan will also be reduced by one-third on each of June 30, 1997, December 31, 1997, and June 30, 1998, and the Company will be required to repay on those dates any amounts outstanding under the Reducing Revolving Loan in excess of the new commitment amount.

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

         The Company's ongoing business plan is to continue to monetize its non-core tract and scattered homesite assets ("Predecessor assets") to reduce corporate debt. The Company made substantial progress in this regard as it sold $55.6 million of tract and scattered homesite assets in 1996 and $7.7 million in the first quarter of 1997. In addition, the Company currently has pending under contract or letter of intent a combination of Predecessor asset sale transactions which would generate, if consummated, approximately $26.4 million of cash and notes. The transactions under contract are subject to a variety of customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation and there are no assurances that any particular transaction under contract or letter of intent will be consummated.

         As part of the effort to monetize the Predecessor assets pursuant to its business plan, the Company is actively monetizing mortgage and note receivables generated from the sale of Predecessor tracts and scattered homesites. The Company raised approximately $17.8 million of cash proceeds in 1996 and an additional $14.6 million in the first quarter of 1997, and received certain residual interests, from the sale or refinancing of mortgages or other receivables generated from the sale of Predecessor real estate assets. These cash proceeds, along with the net cash proceeds from Predecessor real estate sales, were applied to the reduction of corporate debt and to fund ongoing operations. The Company plans to continue to sell or finance mortgages and other receivables generated from the future sale of Predecessor real estate assets going forward.

         As previously disclosed by the Company in a current report on Form 8-K dated February 13, 1997 and in an annual report on Form 10-K for the fiscal year ended December 31, 1996, the Company executed an Investment Agreement and Note Agreement with AP-AGC, LLC, a Delaware limited liability company and an affiliate of Apollo Real Estate Advisors II, L.P., a New York-based investment fund ("Apollo"). Subject to the terms of the Investment Agreement and the approval of certain charter amendments by the Company's stockholders, Apollo would invest an aggregate of $25 million in new Series A 20% cumulative redeemable convertible preferred stock of the Company (the "Series A Preferred Stock"). The Investment Agreement also contemplates that the Company would seek the approval of its stockholders of a charter amendment authorizing an additional $10 million of new Series B 20% cumulative redeemable convertible preferred stock of the Company (the "Series B Preferred Stock") to be made available to the Company's stockholders in a rights offering (the "Series B Rights Offering"). The 20% cumulative dividend rate on the Series A and Series B Preferred Stock would accumulate unless declared and paid by the Company.

         The Company expects that the Investment Agreement will be amended to provide, among other things, that the amounts invested by Apollo (which will be staged over a period of time, as appropriate investment projects are identified) will be held by a new wholly owned special purpose subsidiary of the Company, and invested in new real estate development projects. Apollo would have a first lien over the assets and stock of such subsidiary securing the Company's repurchase and redemption obligations in respect of the Series A Preferred Stock.

         The Company anticipates submitting the proposed charter amendments for the authorization of the Series A and Series B Preferred Stock at the 1997 annual meeting of stockholders. If the stockholders approve the charter amendments, the initial closing on the Series A Preferred Stock transaction could occur in June 1997, and the $10 million Series B Rights Offering could close in the third quarter of 1997. Pursuant to the Investment Agreement, as Apollo purchases up to $25 million of Series A Preferred Stock, Apollo would also receive, on a pro rata basis, warrants to acquire up to 5 million shares of Company common stock. In addition to stockholder approval, the closings under the Investment Agreement are also subject to the satisfaction of other conditions, including the consent of Foothill. The Company anticipates that the proceeds from the Series A Preferred Stock closings would be available for new project acquisition and development (through the special purpose subsidiary described above) while the net proceeds from the Series B Rights Offering would be available to the Company for general corporate purposes, including the repayment of debt owed to Foothill.

         The Company expects that the above discussed amendments to the Investment Agreement will among other things, also provide for warrants to purchase 2 million shares of the Company's common stock to be part of the Series B Rights Offering, and a possible private placement by the Company, with financial purchasers unaffiliated with Apollo, of newly issued common stock, additional Series B Preferred Stock, and warrants to purchase additional common stock. The gross proceeds to the Company from the private placement could be up to $20 million.

         The closing under the Investment Agreement with Apollo and the private placement and Series B Rights Offering are contingent upon a number of factors which are not within the control of the Company, including shareholder approval and receipt of the final approval of Foothill. There can be no assurance that all of these conditions will be fulfilled or, to the extent that they may be waived, waived by Apollo,

Foothill or the private placement purchasers. For more detailed information relating to the transactions described above, please refer to the Company's proxy statement for its 1997 annual meeting, which will be mailed to shareholders in the near future.

         If the stockholders' approval is not obtained or the Series A Preferred Stock transaction is not otherwise consummated, the Company will pursue other alternatives to address its liquidity issues, and improve its financial condition and liquidity, including the possibility of soliciting other transactions similar to the transaction. If, however, the stockholders' approval is not obtained or the Series A Preferred Stock transaction is not otherwise consummated, under certain circumstances the Company will be required to pay a $1 million fee to Apollo and the Company's $1 million commitment fee will be forfeited; and if an alternative transaction is consummated within specified time periods, the Company will be required to pay an additional $1 million fee to Apollo.

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

         If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt, capital and operating expenditures, the Company did not have any Available Cash to enable it to make payments on the Cash Flow Notes through March 31, 1997. Accordingly, the Company did not accrue any interest on the Cash Flow Notes during the three months ended March 31, 1997 and 1996. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having Available Cash in the foreseeable future.

PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

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

         Subsequent to the foregoing alleged events, the Florida Real Estate Commission discovered that escrow deposits were missing from Florida Home Finder's accounts and brought an action in St. Lucie County circuit court seeking the appointment of a receiver for the property and business of Florida Home Finders. STATE OF FLORIDA, DEPARTMENT OF BUSINESS AND PROFESSIONAL REGULATION V. FLORIDA HOME FINDERS, INC. ET AL., Case No. 95-1092-CA 17 (St. Lucie Cty. Cir. Ct.) A receiver was appointed for Florida Home Finders in October 1995. In November 1995, the Company intervened in the receivership proceeding. The receivers have sold the Florida Home Finders' assets (other than litigation claims against third parties, which have been retained by the receiver) to ALL FLORIDA PROPERTY MANAGEMENT, INC., a Florida corporation; however the sales proceeds are being held by the receiver pending the court's order directing disbursement.

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

         The Company agreed with the receiver on May 5, 1997 to a tentative settlement of all matters pending final documentation, the satisfaction of certain conditions and court approval. The terms of the settlement, if finalized, will not have a material, adverse financial affect on the Company.

         REGENCY ISLAND DUNES. In connection with the construction of the Regency Island Dunes Condominium Project in Jensen Beach, Florida, various disputes have arisen between the Company's subsidiary, Regency Island Dunes, Inc. ("Regency"), and the general contractor, Foley and Associates Construction Company, Inc. ("Foley"), regarding completion of the first phase of the project containing 72 units. As a result, Foley filed suit in the Circuit Court of St. Lucie County under the caption of FOLEY AND ASSOCIATES CONSTRUCTION, INC. V. REGENCY ISLAND DUNES, INC. AND ATLANTIC GULF COMMUNITIES CORPORATION, Case No. 96-1569-CA-03 (St. Lucie Cty. Cir. Ct.) alleging breach of the construction contract, claims for lost profits and delay damages as well as various counts claiming fraudulent transfers of funds from Regency to the Company. This case was filed by Foley in addition to Foley's demand for arbitration before the American Arbitration Association as required pursuant to the terms of the construction contract between Regency and Foley. Regency has asserted counterclaims for Foley's failure to properly staff the job and refusal to perform corrective work which was performed at Regency's expense, all such sums incurred by Regency would offset Foley's contract claim. The costs of corrective work already incurred together with Regency's claims for delay damages and penalties exceed Foley's claims for the unpaid contract balance. In addition, in the case styled REGENCY ISLAND DUNES INC. V. FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., Case No. 96-1532 CA-17 (St. Lucie Cty. Cir. Ct.), Regency filed its action to discharge the construction lien filed by Foley on the basis that the lien claim was inflated and was recorded against units which had previously been conveyed to third party purchasers as well as additional lands not included within the construction contract between the parties. The preceding two cases have been consolidated and partially stayed pending resolution of the contract disputes in arbitration. In REGENCY ISLAND DUNES, INC. V. NATIONAL FIRE INSURANCE COMPANY OF HARTFORD AND FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., now refiled under Case No. 97-14075, U.S.D.C., Southern District of Florida, Regency filed suit to recover damages against Foley's surety for corrective work performed by Regency as well as various other claims for damages asserted by Regency in the arbitration described above. In addition, based upon a separate construction contract between Regency and Foley for the construction of the second phase of the Regency Island Dunes Condominium Project, Foley filed a demand for arbitration in March 1997 asserting breach of contract relating to change orders, release of retainage and Foley's requests for extensions of time. The dispute with Foley in connection with the second phase has escalated and Foley has filed a claim of lien, which includes retainage, overhead and unauthorized change orders. The Company continues discussions with Foley to resolve these matters. In the event the settlement discussions are unsuccessful, the Company and Regency will vigorously defend the claims asserted by Foley and aggressively pursue their claims against Foley and the surety.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits required by Item 601 of Regulation S-K

         (10.1) Utility Lot Trust Agreement, dated as of December 26, 1996, between Atlantic Gulf Communities Corporation and the Division of Florida Land Sales, Condominiums, and Mobile Homes, and Peninsula State Title, as Trustee.

         (10.2) Restated, Amended and Consolidated Trust Agreement, dated as of December 26, 1996, amended as of December 30, 1996, between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida, as Trustee.

         (10.3)         First   Amendment   to   the   Restated,   Amended   and
                        Consolidated Trust Agreement dated as of December 26, 1996, amended as of December 30, 1996.

         (27)           Financial Data Schedule.

(b) Reports on Form 8-K

         The Company filed a report on Form 8-K on February 13, 1997, pursuant to Item 5, Other Events, reporting that the Company entered into an Investment Agreement dated as of February 7, 1997 with Apollo.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ATLANTIC GULF COMMUNITIES CORPORATION




Date:  May 12, 1997                    /s/ THOMAS W. JEFFREY
                                       -------------------------------
                                           Thomas W. Jeffrey
                                           Executive Vice President
                                           and Chief Financial Officer






Date:  May 12, 1997                    /s/ CALLIS N. CARLETON
                                       -------------------------------
                                           Callis N. Carleton
                                           Vice President and Controller
                                           (Principal Accounting Officer)