Form 10-Q
period 1997-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1997-08-14
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                     PRELIMINARY DRAFT -AUGUST 12, 1997 (3:36PM)

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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


                                              [X]   Yes   ___  No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                              [X]   Yes   ___  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

There are 11,509,077 shares of the Registrant's Common Stock outstanding as of August 12, 1997.

                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE
                                                                         NO.
                                                                        ----
PART I.  -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996 ...................................   1

                  Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 1997 and 1996 .........   2

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1997 and 1996 .................   3

                  Notes to Consolidated Financial Statements ..........   4


         Item 2.  Management's  Discussion  and Analysis of
                  Financial  Condition and Results of Operations ......   7


PART II.  -  OTHER INFORMATION


         Item 1.  Legal Proceedings ...................................  27


         Item 2.  Change in Securities ................................  28


         Item 4.  Submission of Matters to a Vote of Security Holders .  29


         Item 6.  Exhibits and Reports on Form 8-K ....................  30


SIGNATURES ............................................................  31

PART I.    -      FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------


             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                       June 30,     December 31,
                                                        1997           1996
                                                      ---------     -----------
         ASSETS                                      (unaudited)
         ------

Cash and cash equivalents                             $   4,461       $   7,050
Restricted cash and cash equivalents                      3,971           6,034
Contracts receivable, net                                 7,979           9,649
Mortgages, notes and other receivables, net              41,119          63,800
Land and residential inventory                          140,066         153,417
Property, plant and equipment, net                        2,730           2,911
Other assets, net                                        25,704          20,532
                                                      ---------       ---------

Total assets                                          $ 226,030       $ 263,393
                                                      =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Accounts payable and accrued liabilities              $  11,408       $  16,914
Customers' and other deposits                             4,369           5,483
Other liabilities                                        12,378          15,393
Notes, mortgages and capital leases                     130,241         169,215
                                                      ---------       ---------
                                                        158,396         207,005
                                                      ---------       ---------

Cumulative Redeemable Convertible Preferred Stock
         Series A preferred stock                         7,796            --
         Series B preferred stock                         9,055            --
                                                      ---------       ---------
                                                         16,851            --
                                                      ---------       ---------
Stockholders' equity
         Common stock, $.10 par value; 70,000,000
            and 15,665,000 shares authorized;
            11,595,354 and 9,795,642 shares issued        1,160             980
         Contributed capital                            132,284         122,123
         Accumulated deficit                            (76,652)        (60,706)
         Minimum pension liability adjustment            (6,000)         (6,000)
         Treasury stock, 86,277 shares, at cost              (9)             (9)
                                                      ---------       ---------

Total stockholders' equity                               50,783          56,388
                                                      ---------       ---------

Total liabilities and stockholders' equity            $ 226,030       $ 263,393
                                                      =========       =========

See accompanying notes to consolidated financial statements.


                                       ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                                                Consolidated Statements of Operations
                                          Three and Six Months Ended June 30, 1997 and 1996
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                         ---------------------         -------------------
Revenues:                                                  1997         1996             1997       1996
                                                         --------      -------         --------    -------
    Real estate sales:
         Homesite                                        $  9,532      $ 9,627         $ 12,082    $24,225
         Tract                                              6,042       30,204           12,706     35,949
         Residential                                        2,201        6,451            9,271      9,321
                                                         --------      -------         --------    -------
      Total real estate sales                              17,775       46,282           34,059     69,495
    Other operating revenue                                   852        1,149            1,445      2,282
     Interest income                                        1,517        1,789            2,889      3,130
    Other income:
      Reorganization reserves                               1,365         --              1,794      1,267
      Other income                                            530        2,509              530      7,329
                                                         --------      -------         --------    -------
         Total revenues                                    22,039       51,729           40,717     83,503
                                                         --------      -------         --------    -------
Costs and expenses:
    Cost of real estate sales:
         Homesite                                           9,268        7,494           11,256     18,413
         Tract                                              5,538       24,906           11,693     29,609
         Residential                                        3,082        4,896            8,398      7,071
                                                         --------      -------         --------    -------
      Total cost of real estate sales                      17,888       37,296           31,347     55,093
    Selling expense                                         1,889        3,272            4,018      5,824
    Other operating expense                                   298          558              628      1,257
    Other real estate costs                                 2,896        4,435            5,802      8,692
    General and administrative expense                      2,456        2,256            4,656      5,386
    Depreciation                                              169          223              353        472
    Cost of borrowing, net of amounts capitalized           4,471        3,098            8,506      6,386
    Other expense                                             642           95            1,353        302
                                                         --------      -------         --------    -------
         Total costs and expenses                          30,709       51,233           56,663     83,412
                                                         --------      -------         --------    -------
Income (loss) before extraordinary item                    (8,670)         496          (15,946)        91
Extraordinary gain on extinguishment of debt                 --           --               --        3,770
                                                         --------      -------         --------    -------
Net income (loss)                                        $ (8,670)     $   496         $(15,946)   $ 3,861
                                                         ========      =======         ========    =======
Net income (loss) before extraordinary item
    per common share                                     $   (.88)     $   .05         $  (1.63)   $   .01
                                                         ========      =======         ========    =======
Net income (loss) per common share                       $   (.88)     $   .05         $  (1.63)   $   .40
                                                         ========      =======         ========    =======
Weighted average common shares outstanding                  9,863        9,699            9,793      9,716
                                                         ========      =======         ========    =======

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                            (in thousands of dollars)
                                   (unaudited)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       --------------------
                                                                          1997        1996
                                                                       --------    --------
Cash flows from operating activities:
  Net income (loss)                                                    $(15,946)   $  3,861
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                       2,998       2,605
      Gain from utility condemnations or sales                             --        (5,684)
      Extraordinary gain from extinguishment of debt                       --        (3,770)
      Other income                                                       (1,337)     (1,881)
      Reorganization items                                                  179        (882)
      Land acquisitions                                                  (5,572)     (7,903)
      Other net changes in assets and liabilities:
         Restricted cash                                                  2,063       2,738
         Receivables                                                     11,697      10,002
         Land and residential  inventory                                 19,197      37,295
         Other assets                                                    (8,668)     (6,462)
         Accounts payable and accrued liabilities                        (5,252)     (4,867)
         Customer deposits                                               (1,114)     (1,638)
         Other liabilities                                                 (483)     (1,060)
         Other, net                                                        --          (261)
                                                                       --------    --------
            Net cash provided by (used in) operating activities          (2,238)     22,093
                                                                       --------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                         (172)       (167)
   Proceeds from sale of property, plant and equipment, net               --            773
   Proceeds from utility condemnations or sales                           --         25,690
   Funds withdrawn from utility trust accounts                           12,109        --
                                                                       --------    --------
            Net cash provided by investing activities                    11,937      26,296
                                                                       --------    --------

Cash flows from financing activities:
   Borrowings under credit agreements                                    59,738      25,448
   Repayments under credit agreements                                   (99,683)    (66,081)
   Principal payments on other liabilities                               (1,218)     (2,380)
   Proceeds from issuance of common stock                                10,000        --
   Proceeds from issuance of preferred stock                             18,875        --
                                                                       --------    --------
            Net cash used in financing activities                       (12,288)    (43,013)
                                                                       --------    --------

Increase (decrease) in cash and cash equivalents                         (2,589)      5,376
Cash and cash equivalents at beginning of period                          7,050       3,560
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  4,461    $  8,936
                                                                       ========    ========

Supplemental cash flow information:
    Interest payments, net of amounts capitalized                      $  4,889    $  3,827
                                                                       ========    ========
    Reorganization item payments                                       $    900    $  2,861
                                                                       ========    ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)

(1) The June 30, 1997 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Annual Report"). Certain prior year amounts have been reclassified to conform with the 1997 presentation.

(2) The net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive or not material during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $1,447,000 and $2,722,000 for the three and six-month periods ended June 30, 1997, respectively, and $1,369,000 and $3,261,000 for the three and six-month periods ended June 30, 1996, respectively.

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

(5) Due to the necessity to establish reserves against future mandatory debt, and capital and operating expenditures, the Company did not have Available Cash, as defined in the Company's loan agreements, at June 30, 1997, to enable it to make any interest payments on the Cash Flow Notes for the six-month period commencing January 1, 1997 and ending June 30, 1997. In addition, the Company did not have any Available Cash enabling it to make any interest payments for the year ended December 31, 1996. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the six months ended June 30, 1997 and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(6) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued 12,355 shares of Atlantic Gulf's common stock to the Non-Employee Directors at a price of $4.3125 per share for the first quarter of 1997 and 11,158 shares at a price of $5.50 per share for the second quarter of 1997.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)

(7) The Company and AP-AGC, LLC a Delaware limited liability company ("Apollo"), entered into an Amended and Restated Investment Agreement dated as of February 7, 1997, amended as of March 20, 1997, and amended and restated as of May 15, 1997 (the "Investment Agreement"). In addition, the Company, certain of its subsidiaries and Apollo entered into a Secured Agreement dated as of February 7, 1997, and amended and restated as of May 15, 1997 (the "Secured Agreement" and, together with the Investment Agreement, the "Agreements"). Apollo is an affiliate of Apollo Real Estate Investment Fund II, L.P. ("Apollo Fund II"), a
         private real estate investment fund, the general partner of which is Apollo Real Estate Advisors II, L.P., a New York-based investment fund. Pursuant to the Agreements, Apollo agreed to purchase from the Company up to 2,500,000 shares of 20% Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at a per share price of $9.88, and 5,000,000 warrants to purchase up to 5,000,000 shares of Common Stock (the "Investor Warrants"), at a per warrant price of $.06, for an aggregate purchase price of up to $25 million (the "Apollo Transaction"). See Part II. Item 2. CHANGES IN SECURITIES.

         On June 24, 1997, pursuant to the Agreements, Apollo purchased 553,475 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 1,106,950 shares of Common Stock, for an aggregate purchase price of $5,534,752.

         Also on June 24, 1997, the Company and certain purchasers (the "Private Purchasers") consummated a private placement pursuant to which the Private Purchasers purchased for an aggregate price of $20 million; (a) 1,776,199 shares of Common Stock for $10 million, and (b) 1,000,000 shares of 20% Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), at a per share price of $9.88, and 2,000,000 Series B Warrants to purchase 2,000,000 shares of Common Stock at a per warrant price of $.06 for an aggregate purchase price of $10 million. The Series B Preferred Stock balance at June 30, 1997 is the total aggregate purchase price of $10 million net of corresponding Series B Warrants purchased - $0.120 million and net of Series B issuance costs - $0.825 million for a net Series B Preferred Stock balance of $9.055 million.

         The Series A Preferred Stock, Investor Warrants, Series B Preferred Stock and Series B Warrants are convertible or exercisable into Common Stock, at $5.75 per share, subject to certain adjustments.

         Of the total proceeds of approximately $25.5 million from the above-mentioned transactions, $13.3 million were used to reduce the amount outstanding under the Term Loan and $7.9 million were used to reduce the amount outstanding under the Reducing Revolving Loan.

         On June 30, 1997, pursuant to the Agreements, Apollo purchased, for an aggregate purchase price of $3,340,000, an additional 334,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 668,000 shares of Common Stock. The Company used approximately $3.0 million of these proceeds plus an acquisition loan of $2.6 million to acquire a 2.9-acre parcel in the

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)

         downtown business district of Fort Lauderdale, Florida upon which the Company plans to construct a high-rise luxury apartment complex to be called Las Olas Tower.

         The Series A Preferred Stock balance at June 30, 1997 is the total aggregate purchase price of Series A Preferred Stock issued to Apollo as of that date - $8.875 million, net of corresponding Investor Warrants purchased - $.106 million and net of Series A issuance costs - $.973 million for a net Series A Preferred Stock balance of $7.796 million.

         On July 31, 1997, pursuant to the Agreements, Apollo purchased, for an aggregate purchase price of $8.5 million, an additional 850,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 1,700,000 shares of Common Stock. On July 31, 1997, approximately $7.5 million of these proceeds were used to acquire approximately 600 acres in Frisco, Texas which is near Dallas, Texas. This property is anticipated to yield approximately 1,725 single family units.

         On August 7, 1997, pursuant to the Agreements, Apollo purchased, for an aggregate purchase price of $2,590,000, an additional 259,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 518,000 shares of Common Stock. On August 7, 1997, the Company utilized approximately $2.5 million of these proceeds plus a purchase money mortgage of $8.0 million to acquire approximately 515 acres of residential property in the Fort Myers, Florida area in a project known as West Bay Club. Subsequent to this acquisition, the Company owns a total of approximately 841 acres in West Bay Club and is planning to assemble a total of 879 acres in this project which is anticipated to yield approximately 545 single family homes and 520 high-rise condominium units.

         The holders of the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, cash dividends on each share of preferred stock at an annual rate equal to 20% of the Liquidation Preference in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the preferred stock is originally issued by the Company, and will be payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 1997. As of June 30, 1997, the Series A Preferred Stock Liquidation Preference was $8.875 million and the corresponding undeclared but accumulated and unpaid dividends were $0.023 million. As of June 30, 1997, the Series B Preferred Stock Liquidation Preference was $10 million and the corresponding undeclared but accumulated and unpaid dividends were $0.038 million. The total undeclared but accumulated dividends as of June 30, 1997 did not materially affect the net income (loss) per common share.

PART I.     -      FINANCIAL INFORMATION
ITEM 2.            MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
                   -------------------------------------------------------------
                   AND RESULTS OF OPERATIONS
                   -------------------------


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

         The Company acquires and develops real estate to: (i) enhance the value of certain properties, (ii) maintain a continuing inventory of marketable tracts and (iii) supply finished homesites to independent builders in Florida's fastest growing markets and in other related markets. The Company's acquisition and development activities are comprised of four primary functions: business development, planning, community development and residential construction. See
Item 1. Business in the 1996 Annual Report for a more detailed description of the Company's current business.

BUSINESS PLAN
-------------

         The Company's goal is to produce superior returns for stockholders by liquidating predecessor assets, paying off debt, matching overhead to development and construction activities, and becoming the leading supplier of finished homesites to independent homebuilders in Florida's fastest growing markets and in selected primary markets in the southeastern United States, including North Carolina and Texas. Predecessor assets are those real estate assets inherited by the Company from its predecessor company and consist of tracts and scattered homesites located in secondary markets throughout Florida and in one community in Tennessee.

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

         The Company is also actively marketing predecessor assets on a bulk sale basis as well as on an individual tract/lot basis through the Company's Atlantic Gulf Land Company. The Company currently has approximately $23.4 million in pending contracts and letters of intent on predecessor assets. There are no assurances that the above-mentioned negotiations, pending contracts and letters of intent will result in material sales or in material sales at prices which, in the aggregate, equal the Company's book value in the properties sold. See Item 1. Business in the 1996 Annual Report for additional information on the Company's business plan.

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

                              Results of Operations
                              ---------------------

            Comparison of the Six Months Ended June 30, 1997 and 1996
            ---------------------------------------------------------

         The Company's results of operations for the six months ended June 30, 1997 and 1996 are summarized by line of business, as follows:

                                         Combining Results of Operations by Line of Business
                                         ---------------------------------------------------

                                                   Six Months Ended June 30, 1997

                                                      (in thousands of dollars)

                                                             (unaudited)

                                    HOMESITE     TRACT    RESIDENTIAL   OTHER       BUSINESS  ADMINISTRATIVE
                                     SALES       SALES       SALES    OPERATIONS  DEVELOPMENT    & OTHER       TOTAL
                                     -----       -----       -----    ----------  ----------- --------------   -----
Revenues:

  Real estate sales                $  12,082   $  12,706 $    9,271   $            $           $            $  34,059

  Other operating revenues               401                              1,044                                 1,445

  Interest income                                                         2,198                      691        2,889

  Other income:

   Reorganization reserves                                                  532                    1,262        1,794

   Other income                                                                                      530          530
                                  -----------------------------------------------------------------------------------
Total revenues                        12,483      12,706      9,271       3,774                    2,483       40,717
                                  -----------------------------------------------------------------------------------

Costs and expenses:

  Cost of real estate sales           11,256      11,693      8,398                                            31,347

  Selling expense                      2,116       1,631        239                      32                     4,018

  Other operating expense                                                   628                                   628

  Other real estate costs:

    Property tax, net                                                                              1,731        1,731

    Other real estate overhead           650         699        138         348       1,347          889        4,071

  General and administrative expense                                                               4,656        4,656

  Depreciation                             7          31          2          62                      251          353

  Cost of borrowing, net                                                                           8,506        8,506

  Other expense                                                              96         462          795        1,353
                                  -----------------------------------------------------------------------------------
Total costs and expenses              14,029      14,054      8,777       1,134       1,841       16,828       56,663
                                  -----------------------------------------------------------------------------------
Net income (loss)                  $  (1,546)  $  (1,348) $     494   $   2,640  $   (1,841)   $ (14,345)   $ (15,946)
                                  ===================================================================================

                                                        9


                                         Combining Results of Operations by Line of Business
                                         ---------------------------------------------------

                                                   Six Months Ended June 30, 1996

                                                      (in thousands of dollars)

                                                             (unaudited)

                                     HOMESITE     TRACT     RESIDENTIAL     OTHER     BUSINESS       ADMINISTRATIVE
                                      SALES       SALES        SALES     OPERATIONS  DEVELOPMENT        & OTHER      TOTAL
                                      -----       -----        -----     ----------  -----------        -------      -----
Revenues:

  Real estate sales                 $   24,225  $   35,949   $  9,321    $            $               $          $  69,495

  Other operating revenue                                                   2,282                                    2,282

  Interest income                                                           2,079                        1,051       3,130

  Other income:

   Reorganization reserves                                                                               1,267       1,267

   Other income                                                             5,675                        1,654       7,329
                                  ----------------------------------------------------------------------------------------
Total revenues                          24,225      35,949      9,321      10,036                        3,972      83,503
                                  ----------------------------------------------------------------------------------------

Costs and expenses:

  Cost of real estate sales             18,413      29,609      7,071                                               55,093

  Selling expense                        2,881       2,037        906                                                5,824

  Other operating expense                                                   1,257                                    1,257

  Other real estate costs:

    Property tax, net                                                          30                        2,902       2,932

    Other real estate overhead             935         864        533         623       1,587            1,218       5,760

  General and administrative                                                                             5,386       5,386

  Depreciation                              18          45         14         188                          207         472

  Cost of borrowing, net                                                                                 6,386       6,386

  Other expense                            (11)                                           313                          302
                                  ----------------------------------------------------------------------------------------
Total costs and expenses                22,236      32,555      8,524       2,098       1,900           16,099      83,412
                                  ----------------------------------------------------------------------------------------

Income (loss) before
   extraordinary item                    1,989       3,394        797       7,938      (1,900)         (12,127)         91

Extraordinary gain on
 extinguishment of debt                                                                                  3,770       3,770
                                  ----------------------------------------------------------------------------------------
Net income (loss)                   $    1,989  $    3,394   $    797    $  7,938     $(1,900)        $ (8,357)  $   3,861
                                  ========================================================================================

         During the first six months of 1997, the Company incurred a net loss of $15.9 million compared to net income of $3.9 million during the first six months of 1996 primarily due to an $11.7 million decrease in the gross margins generated from real estate sales, a $6.3 million decrease in other income and a $3.8 million extraordinary gain in the first quarter of 1996 resulting from the cancellation of debt. The lower gross margins resulted from lower real estate sales revenues and lower gross margin percentages. Gross margin represents the difference between the Company's real estate revenue and related cost of sales. The decrease in other income was principally attributable to a gain of approximately $4.1 million in the first quarter of 1996 from an $18.75 million settlement of the Port St. Lucie condemnation litigation.

         Homesite Sales
         --------------

         The net operating results from homesite sales decreased $3.5 million during the first six months of 1997 compared to the first six months of 1996 primarily due to lower gross margins generated from homesite sales in 1997 resulting from lower homesite sales revenues and lower gross margin percentages.

         Revenues from homesite sales decreased $12.1 million in the first six months of 1997 from the first six months of 1996. The decrease resulted from a 44% decrease in the average sales price per homesite and a 10% decrease in the number of homesites sold. The decrease in the average sales price was primarily due to a change in the sales mix. The following table summarizes homesite sales activity for the six months ended June 30 (in thousands of dollars):


                                                    1997                                                1996
                                    ------------------------------------               -------------------------------------
                                     Number                     Average                 Number                     Average
                                    of lots       Revenue    sales price               of lots       Revenue     sales price
                                    -------       -------    -----------               -------       -------     -----------

Subdivision homesite
sales                                  270        $ 8,468       $31.4                     542        $18,455        $34.0
Scattered homesite sales               872          3,614         4.1                     730          5,770          7.9
                                     -----        -------       -----                   -----        -------        -----
                                     1,142        $12,082       $10.6                   1,272        $24,225        $19.0
                                     =====        =======       =====                   =====        =======        =====

         The decrease in subdivision homesite sales revenue is primarily due to approximately $7.6 million of sales in the first six months of 1996 in Julington Creek Plantation, a project in Jacksonville, Florida, including a bulk sale of the remaining 126 homesites in this project for $5.6 million in June 1996. In addition, there was a $3.6 million decrease in sales in Windsor Palms, a project located in southwest Broward County, Florida. The Company sold the remaining 102 homesites in Windsor Palms for approximately $4.5 million in June 1997. Partially offsetting these decreases were sales of 41 homesites for $1.3 million in the first six months of 1997 in West Meadows, a project in Tampa, Florida. Subdivision revenues for the full year of 1997 are anticipated to be lower than 1996 due to the bulk sale of Julington Creek Plantation in 1996 and the sale of 75% of the inventory in Windsor Palms in 1996, which represented the Company's two largest subdivision projects at that time. Current subdivision projects under development along with recently acquired projects and projects to be acquired, utilizing in part, proceeds from the issuance of Series A Preferred Stock to Apollo, are anticipated to generate increased subdivision revenues beginning in 1998. The decrease in the average sales price of subdivision homesite sales is primarily due to the homesite sales in Julington Creek Plantation in the first six months of 1996 which yielded an average sales price of approximately $43,000.

         Revenues from scattered homesite sales decreased in the first six months of 1997 compared to the first six months of 1996 due to a 48% decrease in the average sales price per homesite, partially offset by a 19.5% increase in the number of homesites sold. The decrease in the average sales price is principally due to a 37% decrease in the average sales price in the Company's Cumberland Cove community in Tennessee and to an increase in bulk sales of scattered homesites in secondary markets in Florida which yield a lower sales price. The decrease in the average sales price in Cumberland Cove is primarily due to the mix of homesites sold. The volume of scattered homesites sales increased primarily due to the increase in the number of bulk homesites sold. The Company anticipates it will continue to supplement scattered homesite sales volume in secondary markets through bulk homesite sales and through the marketing activities of the Atlantic Gulf Land Company as part of its plan to accelerate the disposition of assets in secondary real estate markets in Florida.

         Other income in the first six months of 1997 included a $322,000 management fee received from Country Lakes, Ltd., a Virginia limited partnership, of which the Company is a limited partner. This partnership was formed to acquire, plan, develop and market approximately 1,750 acres located in Dade and Broward counties Florida, formerly known as Viacom/Blockbuster Park. The Company provides the day-to-day management, development, marketing and sales coordination for the partnership. The $322,000 management fee represented 3.5% of $9.2 million of revenues from a sale of 280 acres in this project in June 1997.

          As of June 30, 1997, the Company had under contract approximately 2,768 scattered homesite lots for $5.9 million and approximately 344 subdivision homesites for $6.3 million which are anticipated to close in 1997.
Substantially, all of the Company's subdivision homesites currently under development are under "contract" for sale. As of June 30, 1996, the Company had approximately 1,030 total homesites under contract totaling approximately $8.6 million.

         The homesite sales gross margin percentages were 6.8% in 1997 compared to 24.0% in 1996. The gross margin percentage in the first six months of 1996 reflects targeted gross margins of 20% to 30% for this line of business. The lower gross margin percentage in the first six months of 1997 is attributable to a negative 10% gross margin on the Windsor Palms sales and to an increase in bulk homesite sales which are priced to sell and therefore yield lower gross margins. The negative gross margin in Windsor Palms was due to the realization of a lower than expected sales price for the remaining 102 lots sold in 1997 and to higher than anticipated costs associated with the entire project. The Company realized a gross margin of approximately 6.5% on the Windsor Palms project in its entirety. The gross margin in the first six months of 1997 was 23.0% for sales other than Windsor Palms and bulk homesite sales.

         Homesite selling expense decreased primarily due to a decrease in direct selling expenses resulting from the decrease in revenues and to a reduction in costs in Cumberland Cove. Homesite selling expense as a percentage of revenues increased from 11.9% in 1996 to 17.5% in 1997, primarily due to the decreased revenues over which to spread fixed selling costs.

         Homesite sales other real estate overhead decreased in the first six months of 1997 compared to the first six months of 1996 primarily due to lower overhead costs associated with managing the Company's subdivision homesite projects in Florida's primary real estate markets.

         Tract Sales
         -----------

         The net operating results from tract sales decreased in the first six months of 1997 compared to the first six months of 1996 primarily due to lower gross margins generated from tract sales in 1997 resulting from lower tract sales revenues and lower gross margin percentages.

         Revenues from tract sales decreased $23.2 million in the first six months of 1997 compared to the first six months of 1996 primarily due to several large sales in 1996 including the sale of the Company's Julington Creek Plantation project which included $11.6 million of tract acreage and a $9.0 million bulk sale of Summerchase, a project consisting of 320 acres in southwest Broward County. Tract sales acreages and corresponding revenues from such sales often vary significantly from quarter to quarter depending on the timing and size of individual sales. Despite the decrease in tract sales in the first six months of 1997, tract sales are expected to be a significant source of revenue for the Company in 1997 due to the Company's plan to monetize the Company's predecessor assets located in secondary markets. As of June 30, 1997, there were pending tract sales contracts totaling approximately $15.5 million which, subject to certain contingencies, are anticipated to close in 1997. Pending sales contracts increased to approximately $19.1 million as of July 31, 1997 primarily due to the addition of an anticipated sale in 1997 for $5.1 million of the remaining 1,200 acres of a parcel known as River Trace in Port St. Lucie. As of June 30, 1996, there were pending tract sales contracts totaling approximately $15 million.


         Tract sales gross margins are summarized as follows for the six months ended June, 30:

                                                      1997                             1996
                                            -----------------------           ----------------------
                                            Targeted        Actual            Targeted       Actual
                                             Margins        Margins            Margins       Margins
                                             -------        -------            -------       -------
Port LaBelle agricultural acreage               0%           (2.3)%               5%            -
Julington Creek bulk sale                       -              -                  -            6.3%
Other tract acreage                           5-10%          10.6%               20%          23.0%

          The targeted gross margin is lower for Port LaBelle agricultural acreage as management has determined that approximately 18,000 acres of the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted from a "retail" to a "wholesale" basis, which reduced the targeted gross margin for this property. During the first six months of 1997 the Company sold 2,156 acres of Port LaBelle agricultural property for approximately $2.5 million.

         The low gross margin in Julington Creek in 1996 resulted from the bulk sale of this project in June 1996 as part of the Company's business plan to monetize certain assets to generate cash to retire debt.

         The actual gross margins for other tract acreage in 1997 and 1996 generally reflect the targeted gross margins. The targeted gross margins have been reduced primarily due to the Company's plan to accelerate land sales in secondary real estate market locations.

         Tract sales selling expenses decreased in the first six months of 1997 compared to the first six months of 1996 primarily due to lower direct selling expenses resulting from a decrease in revenues. Tract sales selling expense as a percentage of revenues increased from 5.7% in the first six months of 1996 to 12.8% in the first six months of 1997 primarily due to lower direct selling expenses associated with several large sales in 1996 including the Summerchase and Julington Creek sales and to lower revenues in 1997 over which to spread fixed selling costs.

         Residential Sales
         -----------------

         Net income from residential sales, which includes single family homes and condominiums, decreased $303,000 during the six months ended June 30, 1997 compared to the corresponding prior year period principally due to a decrease in the gross margin generated from the Company's Regency Island Dunes condominium project, partially offset by decreases in selling and other real estate overhead costs.

         Residential sales are summarized as follows for the six months ended June 30 (in thousand of dollars):

                                                  1997               1996
                                                  -----              -----
Condominium sales - Regency Island Dunes:
   First Building                                $1,310             $2,015
   Second Building                                7,885              4,526
                                                  -----              -----
Total condominium sales                           9,195              6,541
Single family home sales                             76              2,780
                                                  -----              -----
                                                 $9,271             $9,321
                                                 ======             ======

         The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units that were under contract in the first building as of December 31, 1995 based on a construction completion percentage of 97%. The condominium revenues of $2.0 million in the first building during the first six months of 1996 represent the incremental revenue earned upon the completion of 59 of the 61 units in the first six months of 1996 and the sale and closing of an additional five units in 1996. The condominium revenues of $1.3 million in the first building in 1997 represent revenue earned upon the closing of an additional four units in 1997. As of June 30, 1997, 71 of the 72 units in the first building have been sold and closed. The revenues of approximately $4.5 million in the second building in the first six months of 1996 were derived from 45 units under contract as of June 30, 1996 with construction on the second building 30% complete. As of December 31, 1996, the Company recorded 79% of the expected revenues and profits on 56 units that were under contract in the second building as of December 31, 1996 based on a construction completion percentage of 79%. The revenues of approximately $7.9 million in the second building in the first six months of 1997 were derived from an increase in the completion percentage from 79% as of December 31, 1996 to 100% as of June 30, 1997 and to an additional twelve units sold during the first six months of 1997 for a total of 68 units sold in the second building. As of June 30, 1997, 24 of the 72 units in the second building have closed and the Company anticipates that all 72 units in the second building will be sold and closed in 1997.

         Single family home sales revenues decreased during the first six months of 1997 compared to the first six months of 1996 due a decrease in closings from 32 in 1996 to one in 1997. Closings decreased as a result of the Company's decision in mid-1995 to begin phasing out its single family home business in predecessor communities and substantially completed the withdrawal in 1996. The Company may seek to re-enter the single family home business in primary markets where this business would complement current or potential land development activities. As of June 30, 1997, the Company had two single family home residential units in inventory, neither of which were under contract. As of June 30, 1996, the Company had two single family home residential units under contract totalling $168,000.

         Residential sales gross margins are summarized as follows for the six months ended June 30:

                                         1997              1996
                                         ----              ----

Condominiums                             9.6%             29.7%
Single family homes                    (15.8)%            11.1%

         The gross margin for condominiums in the first six months of 1997 was low due to project-to-date adjustments made in the second quarter of 1997 affecting both current and prior period profits resulting from higher than anticipated construction costs associated with Regency Island Dunes. The overall gross margin for this project is anticipated to be approximately 16.5% which is lower than the targeted gross margin of approximately 20% to 25% for this line of business due to the higher than anticipated construction costs.

         The single family home gross margin in the first six months of 1997 was generated from one unit which was priced to sell as the Company has withdrawn from this line of business.

         Residential selling expense decreased $667,000 or 74% and decreased as a percentage of revenues from 9.7% in the first six months of 1996 to 2.6% in the first six months of 1997. The decreases were due to closing costs incurred in the first six months of 1996 associated with the closing of 64 condominium units compared to 28 units closed in the first six months of 1997, an adjustment to reduce incentive expenses as a result of the decrease in profits associated with Regency Island Dunes and to a decrease in fixed selling costs as a result of the phasing-out of the single family home operations.

         Other real estate overhead decreased $395,000 or 74% in the first six months of 1997 compared to the first six months of 1996 primarily due to a $313,000 reduction in overhead costs associated with the Regency Island Dunes condominium project, most notably due to a reduction in condominium association costs. In addition, single family overhead costs decreased due to the phasing-out of this operation.

         Other Operations
         ----------------

         Net income from other operations decreased $5.3 million in the first six months of 1997 compared to the first six months of 1996 primarily due to a $5.1 million decrease in other income.

         Other operating revenues and expenses decreased in the first six months of 1997 from the same prior year period primarily due to the absence of revenues and expenses from the Port LaBelle utility system sold in February 1996 and the Julington Creek utility system sold in June 1996.

         Interest income increased in the first six months of 1997 from the corresponding prior year period primarily due to adjustments in the first quarter of 1996 associated with the Company's land mortgage receivable portfolio, partially offset by a lower average balance of contracts receivable during the periods under review.

         Other income of $532,000 in the first six months of 1997 represents the amortization of the Company's utility connections reserve. Other income in the first six months of 1996 included a gain of approximately $4.1 million on an $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. In addition, other income in the first six months of 1996 consisted of a gain of $686,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million and a gain of $865,000 on the sale of the Company's Julington Creek utility system sold in June 1996 for $6.0 million.

         Other operations other real estate overhead decreased 44% in the first six months of 1997 compared to the first six months of 1996 primarily due to lower community operations costs associated with the Company's predecessor assets located in secondary markets in Florida.

         Business Development
         --------------------

          Total business development expenditures were similar in the first six months of 1997 compared to the first six months of 1996. Business development expenditures consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

         Business development other expenses included $405,000 in the first six months of 1997 and $313,000 in the first six months of 1996 representing the Company's 50% share of the net loss of the Ocean Grove joint venture. The loss resulted from pre-sales advertising and other selling and overhead costs.

         Administrative & Other
         ----------------------

         The net loss from administrative & other activities increased $6.0 million in the first six months of 1997 from the first six months of 1996 principally due to an extraordinary gain of $3.8 million in 1996 resulting from the cancellation of debt and to a $2.1 million increase in borrowing costs.

         Interest income decreased in the first six months of 1997 from the corresponding prior year period primarily due to a decrease in short term investment interest income.

         Other income included gains of $1.3 million in the first six months of 1997 and $1.3 million in the first six months of 1996 resulting from the resolution of certain reorganization items. This process is expected to continue during the remainder of the year with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded. Other income also included gains of $250,000 in the first six months of 1997 and approximately $1.0 million in the first six months of 1996 due to reductions in the Company's environmental reserve and gains of $250,000 in the first six months of 1997 and approximately $600,000 in the first six months of 1996 due to reductions in the Company's land mortgages receivable valuation reserve.

         Property tax, net of capitalized property taxes decreased in the first six months of 1997 compared to the first six months of 1996 primarily due to a reduction of land inventory not under development. The decrease in inventory under development corresponds to sales activity and to the completion of various projects during the intervening period.

         Other real estate overhead decreased 27% in the first six months of 1997 compared to the same period in 1996 primarily due to a decrease in legal costs associated with supporting increased real estate sales activity.

         General and administrative expenses decreased $730,000 or 14% in the first six months of 1997 compared to the first six months of 1996 principally due to financial advisory and due diligence costs incurred in the first six months of 1996 associated with the Company's recapitalization efforts.

         Cost of borrowing, net of capitalized interest increased $2.1 million in the first six months of 1997 compared to the same period in 1996 primarily due to a $1.3 million increase in debt issue costs including a $1.0 million fee paid to Foothill in 1997 pursuant to an amendment of the Revolving Loan Agreement on March 31, 1997. Additionally, there was a $539,000 decrease in interest capitalized to land inventory corresponding to a decrease in land under development. During the six months ended June 30, 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."

         Other expense in the first six months of 1997 included a $468,000 loss on the sale of $9.3 million of land mortgage receivables to the First Bank of Boston in March 1997 for an initial cash distribution of $7.0 million plus a residual interest in the portfolio. The proceeds were used to reduce corporate debt and to fund ongoing operations.

         In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes. These notes, held in the disputed claims reserve account, were in excess of the requirements necessary to satisfy the Company's obligations in accordance with the Company's plan of reorganization (the "POR").

           Comparison of the Three Months Ended June 30, 1997 and 1996
           -----------------------------------------------------------

         The comparison of the three months ended June 30, 1997 and 1996 should be read in conjunction with the comparison of the six months ended June 30, 1997 and 1996 for a more comprehensive discussion of the result of operations. The Company's results of operations for the three months ended June 30, 1997 and 1996 are summarized by line of business, as follows:

                                                   Combining Results of Operations by Line of Business

                                                            Three Months Ended June 30, 1997

                                                                (in thousands of dollars)
                                                                       (unaudited)

                                    HOMESITE    TRACT    RESIDENTIAL      OTHER       BUSINESS     ADMINISTRATIVE
                                     SALES      SALES      SALES        OPERATIONS   DEVELOPMENT       & OTHER      TOTAL
                                     -----      -----      -----        ----------   -----------       -------      -----
Revenues:

  Real estate sales                $   9,532  $  6,042   $  2,201      $             $               $            $ 17,775

  Other operating revenue                391                                 461                                       852

  Interest income                                                          1,080                           437       1,517

  Other income:

   Reorganization reserves                                                   265                         1,100       1,365

   Other income                                                                                            530         530

                                 -----------------------------------------------------------------------------------------
Total revenues                         9,923     6,042      2,201          1,806                         2,067      22,039
                                 -----------------------------------------------------------------------------------------

Costs and expenses:

  Cost of real estate sales            9,268     5,538      3,082                                                   17,888

  Selling expense                      1,205       828       (168)                           24                      1,889

  Other operating expense                                                    298                                       298

  Other real estate costs:

    Property tax, net                                                                                      820         820

    Other real estate overhead           287       355        115            160            690            469       2,076

  General and administrative                                                                             2,456       2,456

  Depreciation                             3        16                        33                           117         169

  Cost of borrowing, net                                                                                 4,471       4,471

  Other expense                                                                             287            355         642
                                 -----------------------------------------------------------------------------------------
Total costs and expenses               10,763     6,737     3,029            491          1,001          8,688      30,709

                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $     (840) $   (695)  $  (828)     $   1,315        $(1,001)    $   (6,621)  $  (8,670)
                                 =========================================================================================


                                         Combining Results of Operations by Line of Business
                                         ---------------------------------------------------

                                                  Three Months Ended June 30, 1996

                                                      (in thousands of dollars)

                                                             (unaudited)

                                     HOMESITE      TRACT       RESIDENTIAL     OTHER     BUSINESS    ADMINISTRATIVE
                                       SALES       SALES          SALES     OPERATIONS  DEVELOPMENT      & OTHER        TOTAL
                                       -----       -----          -----     ----------  -----------      -------        -----
Revenues:

  Real estate sales                  $   9,627 $    30,204   $       6,451  $          $             $             $   46,282

  Other operating revenue                                                        1,149                                  1,149

  Interest income                                                                1,265                       524        1,789

  Other income:

   Reorganization reserves

   Other income                                                                    855                     1,654        2,509
                                    --------------------------------------------------------------------------------------------
Total revenues                           9,627      30,204           6,451       3,269                     2,178       51,729
                                    --------------------------------------------------------------------------------------------
Costs and expenses:

  Cost of real estate sales              7,494      24,906           4,896                                             37,296

  Selling expense                        1,496       1,394             382                                              3,272

  Other operating expense                                                          558                                    558

  Other real estate costs:

    Property tax, net                                                               20                     1,473        1,493

    Other real estate overhead             385         369             111         372       1,003           702        2,942

  General and administrative                                                                               2,256        2,256

  Depreciation                               9          27               2          81                       104          223

  Cost of borrowing, net                                                                                   3,098        3,098

  Other expense                           (23)                                                 118                         95
                                    --------------------------------------------------------------------------------------------
Total costs and expenses                 9,361      26,696           5,391       1,031       1,121         7,633       51,233
                                    --------------------------------------------------------------------------------------------
Net income (loss)                   $      266 $     3,508  $        1,060 $     2,238 $    (1,121)  $    (5,455)  $      496
                                    ============================================================================================

         During the second quarter of 1997, the Company incurred a net loss of $8.7 million compared to net income of $496,000 in the second quarter of 1996 primarily due to a $9.1 million decrease in the gross margins generated from real estate sales. The lower gross margins resulted from lower real estate sales revenues and lower gross margin percentages.

         Homesite Sales
         --------------

         The net operating results from homesite sales decreased $1.1 million in the second quarter of 1997 compared to the second quarter of 1996 despite similar revenues, primarily due to lower gross margin percentages in the second quarter of 1997.

         Revenues from homesite sales were similar in the second quarter of 1997 compared to the second quarter of 1996 despite a 49% increase in the number of homesites sold due to a 34% decrease in the average sales price per homesite. The following table summarizes homesite activity for the three months ended June 30 (in thousands of dollars):



                                                    1997                                                1996
                                    ------------------------------------               -------------------------------------
                                     Number                     Average                 Number                     Average
                                    of lots       Revenue    sales price               of lots       Revenue     sales price
                                    -------       -------    -----------               -------       -------     -----------

Subdivision homesite
sales                                 203          $6,999        $34.5                   158          $6,373        $40.3
Scattered homesite sales              695           2,533          3.6                   445           3,254          7.3
                                      ---           -----          ---                   ---           -----          ---
                                      898          $9,532        $10.6                   603          $9,627        $16.0
                                      ===          ======        =====                   ===          ======        =====

         The increase in subdivision homesite sales revenue is primarily due to sales in the second quarter of 1997 of $4.5 million in Windsor Palms and $1.1 million in West Meadows and to a $553,000 increase in sales in Lakeside Estates, partially offset by the bulk sale of the remaining 126 subdivision homesites in Julington Creek Plantation for $5.6 million in June 1996. The decrease in the average sales price of subdivision homesite sales is primarily due to the sales in Julington Creek Plantation in the second quarter of 1996 which yielded an average selling price of approximately $44,600.

         Revenues from scattered homesite sales decreased in the second quarter of 1997 compared to the second quarter of 1996 due to a 51% decrease in the average selling price, partially offset by a 56% increase in the number of homesites sold. The decrease in the average sales price is principally due to a 41.5% decrease in the average sales price in the Company's Cumberland Cove community in Tennessee and to an increase in bulk sales of scattered homesites in secondary markets in Florida which yield a lower sales price. The average sales price in Cumberland Cove decreased from $20,700 in the second quarter of 1996 to $12,100 in the second quarter of 1997 primarily due to the mix of homesites sold. The volume of scattered homesite sales increased due to the increase in the number of bulk homesites sold.

         Other income in the second quarter of 1997 included a $322,000 management fee received from Country Lakes, Ltd., a Virginia limited partnership, of which the Company is a limited partner. This partnership was formed to acquire, plan, develop and market approximately 1,750 acres located in Dade and Broward counties Florida, formerly known as Viacom/Blockbuster Park. The Company provides the day-to-day management, development, marketing and sales coordination for the partnership. The $322,000 management fee represented 3.5% of $9.2 million of revenues from a sale of 280 acres in this project in June 1997.

          The homesite sales gross margin percentages were 2.8% in the second quarter of 1997 compared to 22.2% in the second quarter of 1996. The gross margin percentage in the second quarter of 1996 reflects targeted gross margins of 20% to 30% for this line of business. The lower gross margin percentage in the second quarter of 1997 is attributable to a negative 10% gross margin on the Windsor Palms sales and to an increase in bulk homesite sales which are priced to sell and therefore yield lower gross margins. The negative gross margin in Windsor Palms was due to the realization of a lower than expected sales price for the remaining 102 lots sold in the second quarter of 1997 and to higher than anticipated costs associated with the entire project. The Company realized a gross margin of approximately 6.5% on the Windsor Palms project in its entirety. The gross margin in the second quarter of 1997 was 22.3% for sales other than Windsor Palms and bulk homesite sales.

         Homesite selling expense decreased $291,000 or 19.5% in the second quarter of 1997 and as a percentage of sales from 15.5% in the second quarter of 1996 to 12.6% in the second quarter of 1997 primarily due a decrease in fixed selling costs, most particularly in the Cumberland Cove community in Tennessee.

         Tract Sales
         -----------

         The net operating results from tract sales decreased $4.2 million in the second quarter of 1997 compared to the second quarter of 1996 primarily due to lower gross margins generated from tract sales in 1997 resulting from lower tract sales revenues and lower gross margin percentages.

         Revenues from tract sales decreased $24.2 million in the second quarter of 1997 compared to the second quarter of 1996 primarily due to several large sales during the second quarter of 1996 including the sale of the Company's Julington Creek Plantation project which included $11.6 million of tract acreage and a $9.0 million bulk sale of Summerchase, a project consisting of 320 acres in southwest Broward County. Tract sales acreages and corresponding revenues from such sales often vary significantly from quarter to quarter depending on the timing and size of individual sales.

         Tract sales gross margins are summarized as follows for the three months ended June 30:


                                        1997                       1996
                              -----------------------     ----------------------
                              Targeted         Actual     Targeted        Actual
                               Margins        Margins      Margins       Margins
                              --------        -------      -------       -------

Julington Creek bulk sale          -              -           -             6.3%
Other tract acreage             5-10%           8.3%         20%           24.5%

         The lower gross margin in Julington Creek resulted from the bulk sale of this project in June 1996 as part of the Company's business plan to monetize certain assets to generate cash to retire debt.

         The actual gross margins in the second quarter of 1997 and the second quarter of 1996 for other tract acreage generally reflect the targeted gross margins. The targeted gross margins have been reduced primarily due to the Company's plan to accelerate land sales in secondary real estate market locations.

         Tract sales selling expense decreased in the second quarter of 1997 compared to the second quarter of 1996 primarily due to lower direct selling expenses due to a decrease in revenues and to a decrease in fixed selling costs. Tract sales selling expense as a percentage of revenues increased from 4.6% in the second quarter of 1996 to 13.7% in the second quarter of 1997 due to lower direct selling expenses associated with several large sales in the second quarter of 1996 including the Summerchase and Julington Creek sales and to lower revenues over which to spread fixed selling costs in the second quarter of 1997.

         Residential Sales
         -----------------

         The net operating results from residential sales, which includes single family homes and condominiums, decreased $1.9 million during the second quarter of 1997 compared to the corresponding prior year period. This decrease corresponds to a decrease in the gross margin generated from the Company's Regency Island Dunes condominium project, partially offset by a decrease in selling costs.

         Residential sales are summarized as follows for the three months ended June 30 (in thousand of dollars):

                                                   1997        1996
                                                 -------     -------
Condominium sales - Regency Island Dunes:
  First Building                                 $     -     $ 1,105
  Second Building                                  2,201       4,526
                                                 -------     -------
Total condominium sales                            2,201       5,631
Single family home sales                               -         820
                                                 -------     -------
                                                 $ 2,201     $ 6,451
                                                 =======     =======

         The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. The condominium revenues of $2.2 million in the second building in the second quarter of 1997 were derived from an increase in the second building completion percentage during the quarter from 96% as of March 31, 1997 to 100% as of June 30, 1997 and to four additional units under contract during the quarter from 64 units as of March 31, 1997 to 68 units as of June 30, 1997. The revenues of $4.5 million in the second building in the second quarter of 1996 were derived from 45 units under contract in the second building as of June 30, 1996 with construction on the second building 30% complete. The condominium revenues of $1.1 million from the first building in the second quarter of 1996 were generated primarily from the closing of three units in the second quarter of 1996 which were sold in 1996.

         Single family home sales revenues in the second quarter of 1996 were generated from 10 closings with an average selling of price of $82,000. There were no closings in the second quarter of 1997 due to the Company's decision in mid-1995 to withdraw from the single family home business.

         Residential sales gross margins are summarized as follows for the three months ended June 30:

                                                    1997              1996
                                                    ----              ----

Condominiums                                       (40.0)%            27.0%
Single family homes                                    -               4.4%

         The gross margin for condominiums in the second quarter of 1997 was negative due to project-to-date adjustments made in the second quarter of 1997 affecting both current and prior period profits resulting from higher than anticipated construction costs associated with Regency Island Dunes. The overall gross margin for this project is anticipated to be approximately 16.5% which is lower than the targeted gross margin of approximately 20% to 25% for this line of business due to the higher than anticipated construction costs.

         The single family home gross margins in the second quarter of 1996 were low due to the mix of product sold and to the winding down of this operation.

         Residential selling expense decreased in the second quarter of 1997 compared to the second quarter of 1996 and was negative in the second quarter of 1997 primarily due to an adjustment made in the second quarter of 1997 to reduce incentive expenses, some of which were accrued in prior periods, as a result of the decrease in profits associated with Regency Island Dunes. Also contributing to the decrease in selling expenses were lower direct selling expenses due to lower revenues in the second quarter of 1997 and to a decrease in fixed selling costs as a result of the phasing-out of the single family home operations.

         Other Operations
         ----------------

         Net income from other operations decreased in the second quarter of 1997 compared to the second quarter of 1996 primarily due to an decrease in other income.

         Other operating revenues and expenses decreased in the second quarter of 1997 from the second quarter of 1996 primarily due to the absence of revenues and expenses from the Julington Creek utility system sold in June 1996.

         Interest income decreased in the second quarter of 1997 from the corresponding prior year period primarily due to a lower average balance of contracts receivable during the periods under review.

         Other income of $265,000 in the second quarter of 1997 represents the amortization of the Company's utility connections reserve. Other income in the second quarter of 1996 consisted primarily of a gain of $865,000 on the sale of the Company's Julington Creek utilities system sold in June 1996 for $6.0 million.

         Other operations other real estate overhead decreased 57% in the second quarter of 1997 compared to the second quarter of 1996 primarily due to lower community operations costs associated with the Company's predecessor assets located in secondary markets in Florida.

         Business Development
         --------------------

         Total business development expenditures were similar in the second quarter of 1997 compared to the second quarter of 1996. Business development expenditures consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

         Business development other expenses in the second quarter of 1997 and in the second quarter of 1996 consisted of the Company's 50% share of the net loss of the Ocean Grove joint venture. The loss resulted from pre-sales advertising and other selling and overhead costs.

         Administrative & Other
         ----------------------

         The net loss from  administrative  & other  activities  increased  $1.2 million in the second quarter of 1997 from the second quarter of 1996 principally due to a $1.4 million increase in borrowing costs.

         Other income in the second quarter of 1997 included gains of $1.1 million resulting from the resolution of certain reorganization items. This process is expected to continue during the remainder of the year with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded. Other income also included gains of $250,000 in the second quarter of 1997 and approximately $1.0 million in the second quarter of 1996 due to reductions in the Company's environmental reserve and gains of $250,000 in the second quarter of 1997 and approximately $600,000 in the second quarter of 1996 due to reductions in the

Company's land mortgages receivable valuation reserve.

         Property tax, net decreased in the second quarter of 1997 compared to the second quarter of 1996 primarily due to a reduction of land inventory not under development. This decrease in inventory corresponds to sales activity in the intervening period.

         Other real estate overhead decreased 33% in the second quarter of 1997 compared to the same period in 1996 primarily due to a decrease in legal costs associated with supporting increased real estate sales activity.

         Cost of borrowing, net of capitalized interest increased $1.4 million in the second quarter of 1997 compared to the same period in 1996 primarily due to the $1.0 million fee paid to Foothill in 1997 pursuant to an amendment of the Revolving Loan Agreement on March 31, 1997. During the three months ended June 30, 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."

Liquidity & Capital Resources
-----------------------------

         As of June 30, 1997, the Company's cash and cash equivalents totaled approximately $4.5 million. The Company also had restricted cash and cash equivalents of $4.0 million, which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $2.6 million decrease in cash and cash equivalents during the first six months of 1997, $2.2 million was used in operating activities and $12.3 million was used in financing activities, partially offset by $11.9 million provided by investing activities.

         Cash used in operating activities includes approximately (i) $7.6 million for interest payments, (ii) $5.4 million for property tax payments,
(iii) $9.8 million for construction and development expenditures and (iv) $4.2 million of fees associated with the Company's refinancing and recapitalization efforts. These uses were offset in part by net cash generated through real estate sales and other operations.

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

         Cash used in financing activities includes $37.5 million of principal payments on January 3, 1997 to repay in full the Company's Unsecured 12% Notes, a scheduled principal payment of $13.3 million on the Company's Term Loan and $1.2 million in net principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings. These payments were partially offset by proceeds of $10.0 million from the issuance of Common Stock and approximately $18.9 million from the issuance of Series A and B Preferred Stock as more fully described below. In addition, the Company had net borrowings of $5.8 million under the Reducing Revolving Loan, $2.2 million associated with the financing of the Company's mortgage and contract receivables and $2.8 million on new project financings.

          The Company has, pursuant to a Revolving Loan Agreement dated as of September 30, 1996 with Foothill Capital Corporation ("Foothill"), (i) a $20 million working capital facility maturing December 1, 1998 ("Working Capital Facility"), and a $25 million reducing revolving loan maturing June 30, 1998 ("Reducing Revolving Loan "), with principal reductions as set forth below. Amounts under the Reducing Revolving Loan are available only when (i) the Working Capital Facility is fully utilized, and (ii) the Company is in compliance with, among other conditions, a "borrowing base" formula based on the value of certain of the Company's assets. Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. The Reducing Revolving Loan bears variable interest at the "base rate" plus four percentage points. As of June 30, 1997, the Working Capital Facility was fully drawn and there was $7.6 million outstanding on the Reducing Revolving Loan.

         The Company's remaining material obligations for 1997 include (i) principal repayments on the Foothill debt up to $21.7 million as more fully described below, and (ii) the final principal and interest payments on the Company's Section 365(j) lien and deferred property tax liabilities totaling approximately $1.5 million which are due in the third quarter of 1997. The Company's 1997 business plan also contemplates full year expenditures for development, construction and other capital improvements estimated at approximately $50 million, of which a substantial portion will require funding through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan will be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

         On September 30, 1996, the Company closed on three credit facilities totalling $85.0 million with Foothill (the "Foothill Refinancing"). Pursuant to the Foothill Refinancing, Foothill has provided the Company with (i) an extension to December 1, 1998 of the $20 million Working Capital Facility as discussed above; (ii) a $40 million Term Loan at an interest rate of 15% per annum, maturing June 30, 1998; and (iii) a Reducing Revolving Loan of up to $25 million maturing on June 30, 1998, as discussed above. The Term Loan requires principal repayments of one-third on each of December 31, 1997 and June 30, 1998. The commitment under the Reducing Revolving Loan will also be reduced by one-third on each of December 31, 1997 and June 30, 1998, and the Company will be required to repay on those dates any amounts outstanding under the Reducing Revolving Loan in excess of the new commitment amount. At June 30, 1997, the Company had outstanding the full $20 million under the Working Capital Facility, approximately $26.7 million under the Term Loan and approximately $7.6 million of the $16.7 million currently available under the Reducing Revolving Loan.

         The Company does not currently have sufficient liquid capital resources to satisfy the up to $21.7 million of Foothill debt due on December 31, 1997. However, management believes that the Company, through a combination of sources as more fully described below, will be able to obtain sufficient liquidity and capital resources necessary to continue implementing its business plan and to satisfy its debt obligations as they become due.

         The Company's ongoing business plan is to continue to monetize its non-core tract and scattered homesite assets ("Predecessor assets") to reduce corporate debt. The Company made substantial progress in this regard as it sold $55.6 million of tract and scattered homesite assets in 1996 and $15.7 in the first six months of 1997. In addition, the Company currently has pending under contract or letter of intent a combination of Predecessor asset sale transactions which would generate, if consummated, approximately $23.4 million of cash and notes. The transactions under contract are subject to a variety of customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation and there are no assurances that any particular transaction under contract or letter of intent will be consummated.

          As part of the effort to monetize the Predecessor assets pursuant to its business plan, the Company is actively monetizing mortgage and note receivables generated from the sale of Predecessor tracts and scattered homesites. The Company raised approximately $17.8 million of cash proceeds in 1996 and an additional $14.6 million in the first six months of 1997, and received certain residual interests, from the sale or refinancing of mortgages or other receivables generated from the sale of Predecessor real estate assets. These cash proceeds, along with the net cash proceeds from Predecessor real estate sales, were applied to the reduction of corporate debt and to fund ongoing operations. The Company plans to continue to sell or finance mortgages and other receivables generated from the future sale of Predecessor real estate assets going forward.

         As disclosed in Note 7 in the Notes to Consolidated Financial Statements, the Company closed on a series of preferred and common stock transactions with (i) Apollo to purchase up to $25 million of Series A Preferred Stock and warrants to purchase 5,000,000 shares of common stock; and (ii) through a private placement, the issuance of 1,776,199 shares of Common Stock for $10 million and $10 million of Series B Preferred Stock with Series B Warrants to purchase 2,000,000 shares of Common Stock.

          As of June 30, 1997, the entire $20 million purchase price for the full private placement of Series B Preferred Stock, Series B Warrants and Common Stock was paid as well as $8.9 million of the aggregate $25 million purchase price corresponding to 887,475 shares of Series A Preferred Stock with Investor Warrants to purchase 1,774,950 shares of Common Stock.

         As of August 8, 1997, an additional $11.1 million was paid by Apollo to purchase 1,109,000 shares of Series A Preferred Stock with warrants to purchase 2,218,000 shares of Common Stock for a total outstanding of $20 million of the aggregate $25 million purchase price of the Series A Preferred Stock and Investor Warrants. As required by the Agreements, these funds have been and will be used primarily to acquire and develop properties in certain wholly owned subsidiaries of the Company where Apollo has a first lien over the assets and stock of such subsidiaries securing the Company's repurchase and redemption obligations in respect of the Series A Preferred Stock.

          The Company plans to issue up to an additional $10 million of Series B Preferred Stock along with Series B Warrants to purchase up to 2,000,000 shares of Common Stock to be offered through a rights offering to existing stockholders and to the holders of warrants issued by the Company in September 1996 to purchase up to 1,500,000 shares of Common Stock. An S-3 registration statement has been filed and is currently pending with the Securities and Exchange Commission. The Company expects to close the transaction October, 1997.

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

          If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt, capital and operating expenditures, the Company did not have any Available Cash to enable it to make payments on the Cash Flow Notes through June 30, 1997. Accordingly, the Company did not accrue any interest on the Cash Flow Notes during the six months ended June 30, 1997 and 1996. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having Available Cash in the foreseeable future.

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

         In November 1995, the receiver filed a lawsuit against several parties, including the Company, seeking a return and recovery of the missing escrow deposits. SPIRE V. IAN R. LAW ET AL., Case No. 95- 1300-CA 17 (St. Lucie Cty. Cir. Ct.). The Company filed a motion to dismiss the complaint, contending that the complaint failed to identify any knowledge, notice or wrongdoing on the part of the Company. This case was voluntarily dismissed without prejudice on February 6, 1997.

         The Company agreed with the receiver on May 5, 1997 to a tentative settlement of all matters pending final documentation, the satisfaction of certain conditions and court approval. The documentation of the settlement has been finalized and was submitted to the court for approval on or about August 6, 1997. The terms of the settlement, if approved by the court, will not have a material, adverse financial affect on the Company.

          REGENCY ISLAND DUNES. In connection with the construction of the Regency Island Dunes Condominium Project in Jensen Beach, Florida, various disputes have arisen between the Company's subsidiary, Regency Island Dunes, Inc. ("Regency"), and the general contractor, Foley and Associates Construction Company, Inc. ("Foley"), regarding completion of the first phase of the project containing 72 units. As a result, Foley filed suit in the Circuit Court of St. Lucie County under the caption of FOLEY AND ASSOCIATES CONSTRUCTION, INC. V. REGENCY ISLAND DUNES, INC. AND ATLANTIC GULF COMMUNITIES CORPORATION, Case No. 96-1569-CA-03 (St. Lucie Cty. Cir. Ct.) alleging breach of the construction contract, claims for lost profits and delay damages as well as various counts claiming fraudulent transfers of funds from Regency to the Company. This case was filed by Foley in addition to Foley's demand for arbitration before the American Arbitration Association as required pursuant to the terms of the construction contract between Regency and Foley. Regency has asserted counterclaims for Foley's failure to properly staff the job and refusal to perform corrective work which was performed at Regency's expense, and all such sums incurred by Regency would offset Foley's contract claim. The costs of corrective work already incurred together with Regency's claims for delay damages and penalties exceed Foley's claims for the unpaid contract balance. In addition, in the case styled Regency Island Dunes Inc. v. Foley and Associates Construction Company, Inc., Case No. 96-1532 CA-17 (St. Lucie Cty. Cir. Ct.), Regency filed its action to discharge the construction lien filed by Foley on the basis that the lien claim was inflated and was recorded against units which had previously been conveyed to third party purchasers as well as additional lands not included within the construction contract between the parties. The preceding two cases have been consolidated and partially stayed pending resolution of the contract disputes in arbitration. In REGENCY ISLAND DUNES, INC. V. NATIONAL FIRE INSURANCE COMPANY OF HARTFORD AND FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., now refiled under Case No. 97-14075, U.S.D.C., Southern District of Florida, Regency filed suit to recover damages against Foley's surety for corrective work performed by Regency as well as various other claims for damages asserted by Regency in the arbitration described above. The arbitration proceeding commenced on July 1, 1997 and was completed on July 28, 1997. A final decision is expected from the arbitration panel on or before August 27, 1997. In addition, based upon a separate construction contract between Regency and Foley for the construction of the second phase of the Regency Island Dunes Condominium Project, Foley filed a demand for arbitration in March 1997 asserting breach of contract relating to change orders, release of retainage and Foley's requests for extensions of time. The dispute with Foley in connection with the second phase has escalated and Foley has filed a claim of lien, which includes retainage, overhead and unauthorized change orders. The Company continues discussions with Foley to resolve the phase two matters. In the event the settlement discussions are unsuccessful, the Company and Regency will vigorously defend the claims asserted by Foley and aggressively pursue their claims against Foley and the surety.


Item 2.           Changes in Securities
                  ---------------------

(a) Effective June 24, 1997, as approved by the Company's stockholders, the Company's certificate of incorporation was amended to repeal the right of the holders of its Common Stock to receive, semiannually, mandatory dividends equal to 25% of the Company's Available Cash (as defined in the Company's POR).

(b) Effective June 24, 1997, as approved by the Company's stockholders, the Company's certificate of incorporation was amended to authorize the issuance of Series A Preferred Stock and Series B Preferred Stock. The holders of each series are entitled to preferential receipt of dividends and preferential distribution from the assets of the Company upon liquidation, dissolution or winding up as compared to holders of Common Stock. Holders of the Series A Preferred Stock, voting as a single class, are entitled to elect three members of the Company's seven-member Board of Directors.

(c) On June 25, 1997, the Company sold and issued an aggregate of 553,475 shares of Series A Preferred Stock, together with Investor Warrants to purchase 1,106,950 shares of Common Stock, divided evenly among Class A Warrants, Class B Warrants and Class C Warrants, to Apollo, for an aggregate purchase price of $5,534,752 in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Apollo is an accredited investor as defined in Rule 501 promulgated under the Securities Act. On June 30, 1997, the Company sold and issued to Apollo an additional 334,000 shares of Series A Preferred Stock and Investor Warrants to purchase 668,000 shares of Common Stock, for an aggregate purchase price of $3,340,000.

        On June 25, 1997, the Company sold and issued an aggregate of 1,000,000 shares of its Series B Preferred Stock, together with 1,776,199 shares of Common Stock and Series B Warrants to purchase 2,000,000 shares of Common Stock, divided evenly among Series B Class A Warrants, Series B Class B Warrants and Series B Class C Warrants, to a group of institutional and other sophisticated investors, for an aggregate purchase price of $20,000,000, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

         The Series A Preferred Stock and the Series B Preferred Stock are each convertible at $5.75 per share, at the option of the holder thereof, in whole or in part, into Common Stock, subject to certain adjustments as provided in the applicable Certificate of Designations. The Investor Warrants and Series B Warrants may be exercised at the option of the holder thereof, in whole or in part, to purchase Common Stock at $5.75 per share, subject to certain adjustments, at any time within seven years of their respective dates of issuance, subject to certain terms and conditions set forth in the warrants, and in the case of the Series B Warrants, in the related Warrant Agreement.


Item 4.           Submission of Matters to a vote of Security Holders
                  ---------------------------------------------------

The annual meeting of stockholders was held at the Hyatt Regency Miami, 400 S.E. Second Avenue, Miami, Florida on June 23, 1997.

The stockholders voted on the following matters as set forth in the Company's Proxy Statement dated May 21, 1997:

1. APOLLO TRANSACTION. The stockholders approved the proposal to (a) amend the Company's restated certificate of incorporation, in the form attached as Appendix A to the Proxy Statement, to, among other things (i) increase the Common Stock from 15,665,000 shares to 70,000,000 shares and (ii) authorize the Company's issuance of 4,500,000 shares of preferred stock with a liquidation preference of $10 per share, of which (x) 2,500,000 shares would be 20%
cumulative redeemable convertible preferred stock, designated as Series A Preferred Stock, and (y) 2,000,000 shares would be 20% cumulative redeemable convertible preferred stock, designated as Series B Preferred Stock; (b) approve certain investment transactions involving, among other things, (i) the issuance to Apollo of up to 2,500,000 shares of Series A Preferred Stock in the aggregate amount of $25,000,000 and warrants to purchase 5,000,000 shares of Common Stock,
(ii) the granting to Apollo of representation on the Company's board of directors (the "Board"), (iii) the issuance and sale in a potential private placement to certain other investors of up to 1,000,000 shares of Series B Preferred Stock in the aggregate amount of $10,000,000, newly issued Common Stock with a fair market value of up to $10,000,000, and warrants to purchase up to 2,000,000 shares of Common Stock and (iv) subject to compliance with securities registration and other laws, the making available for sale to stockholders in a rights offering up to 1,000,000 shares of Series B Preferred Stock in the aggregate amount of $10,000,000 and warrants to purchase up to 2,000,000 shares of Common Stock; and (c) amend the 1994 non-employee directors' stock option plan to provide for the extension of the exercise period of those options held by directors who will resign upon consummation of certain of the investment transactions. The voting tabulation was as follows: 5,627,429 votes in favor of the proposal; 654,155 votes against the proposal; and 44,954 abstentions.

2. ELECTION OF DIRECTORS. The stockholders voted to elect three class 2 directors, James W. Apthorp, Jerome J. Cohen and Lawrence B. Seidman, to three-year terms expiring at the annual meeting of stockholders in 2000 or until their successors are duly elected and qualified. The voting tabulation for each nominee was as follows:

James W. Apthorp --    6,036,163  votes in favor of  election;  1,121,729  votes
                       withheld.

Jerome  J. Cohen --    6,069,626  votes in favor of  election;  1,088,266  votes
                       withheld.

Lawrence B. Seidman -- 6,442,212 votes in favor of election; 715,680 votes withheld.

Upon consummation of the Apollo Transaction on June 24, 1997, the Board was reduced from ten to seven members. James W. Apthorp, Allen A. Blase, Jerome J. Cohen, Raymond Ehrlich, W.D. Frederick, Jr., Lawrence B. Seidman and John W. Temple resigned as directors of the Company. To fill the vacancies, the Board appointed the following directors: Charles K. MacDonald as a class 1 director whose term expires at the annual meeting in 1999; James M. DeFrancia as a class 3 director whose term expires at the annual meeting in 1998; and Ricardo Koenigsberger and Lee Neibart as directors elected by the holders of the Series A Preferred Stock.
J. Larry Rutherford, W. Edward Scheetz and Gerald N. Agranoff also resigned as directors of the Company so that they could be reappointed to the Board. The Board reappointed Gerald N. Agranoff as a class 1 director, J. Larry Rutherford as a Class 2 director and W. Edward Scheetz as a director elected by the holders of the Company Series A Preferred Stock.

3.      REVERSE  STOCK  SPLIT AND  SUBSEQUENT  FORWARD  SPLIT OF THE  COMPANY'S
COMMON STOCK. The stockholders approved the proposal to amend the Company's restated certificate of incorporation (a) to effect, as determined by the Board in its discretion, either of two different reverse stock splits of the outstanding Common Stock as of 5:00 p.m. (Florida time) on the effective date of the amendment (the "Effective Date"), pursuant to which either (i) each 100 shares then outstanding will be converted into one share (the "1-for-100 Reverse Split") , or (ii) each 200 shares then outstanding will be converted into one share (the "1-for-200 Reverse Split" and together with the 1-for-100 Reverse Split, the "Reverse Split" or "Reverse Splits") and (b) to effect a forward split of the Common Stock as of 6:00 a.m. (Florida time) on the day following the Effective Date of the Reverse Split, pursuant to which each share of Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that each share represented immediately prior to the Effective Date ("Forward Split"). The voting tabulation was as follows:
6,886,682 votes in favor of the amendment; 98,084 votes against the amendment; and 47,203 abstentions. Consummation of the Reverse Split would be subject to, among other things, the approval of Foothill and Apollo, and the availability of sufficient funds.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------


(a) Exhibits required by Item 601 of Regulation S-K

         (27)     Financial Data Schedule.

(b) Reports on Form 8-K

         The  Company  filed a report on Form 8-K on June 5, 1997,  pursuant  to
Item 5, Other Events, reporting that the Company and Apollo entered into an Amended and Restated Investment Agreement dated as of February 7, 1997, amended as of March 20, 1997, and amended and restated as of May 15, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ATLANTIC GULF COMMUNITIES CORPORATION




Date:  August 12, 1997                  /s/ THOMAS W. JEFFREY
                                        ---------------------
                                            Thomas W. Jeffrey
                                            Executive Vice President
                                            and Chief Financial Officer






Date:  August 12, 1997                  /s/ CALLIS N. CARLETON
                                        ----------------------
                                            Callis N. Carleton
                                            Vice President and Controller
                                            (Principal Accounting Officer)