Form 10-K/A
period 1996-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-09-16
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                   FORM 10-K/A



                                 AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[ ]                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _________________


                         Commission file number: 1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      59-0720444
----------------------------------------    ------------------------------------
   (State or jurisdiction of                (I.R.S. Employer Identification No.)
 incorporation or organization)

2601 South Bayshore Drive
     MIAMI, FLORIDA                                      33133-5461
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone, including area code            (305) 859-4000
                                                       --------------

           Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------

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

PART I

Item 1.  BUSINESS
         --------

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

         RESIDENTIAL CONSTRUCTION. The Company owns and develops condominiums in coastal locations where the Company believes there is existing demand for such product. The Company acts as an owner/general contractor and subcontracts substantially all residential construction activities. The Company was also involved in the construction of single family homes, however, during 1995 the Company decided to phase out its single family home construction and sales operation in Predecessor communities. See "PRIMARY LINES OF BUSINESS - RESIDENTIAL SALES" below.


BUSINESS PLAN
-------------

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

         The Company owns approximately 20,000 scattered homesites located in secondary markets. The Company has implemented an aggressive sales program to increase the sales rate of its scattered homesites. As of December 31, 1996, the Company had pending scattered homesite sales contracts totalling $1.2 million. During 1996, 1995 and 1994, homesite sales represented approximately 35%, 29% and 29% of the Company's total real estate revenues, respectively. In 1997, homesite sales are expected to account for approximately 35% of the Company's total real estate revenues. (See "Primary Lines of Business -Homesite Sales").

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


FLORIDA REAL ESTATE MARKET SUMMARY
----------------------------------

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

         The Company has real estate interests in the following geographic markets:

                              PRIMARY MARKET AREAS
                              --------------------

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

                             SECONDARY MARKET AREAS
                             ----------------------

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


PRIMARY LINES OF BUSINESS
-------------------------

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

         HOMESITE SALES.
         ---------------

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

                                                       HOMESITE SALES SUMMARY
                                                       ----------------------
                                                       (dollars in thousands)

                                    1996                   1995                        1994
                          ----------------------   ---------------------     -----------------------
                          HOMESITES       AMOUNT   HOMESITES      AMOUNT     HOMESITES        AMOUNT
                          ---------       ------   ---------      ------     ---------        ------
Subdivision
  Julington Creek             176        $ 7,574        209      $ 7,549         169        $  5,505
  Lakeside Estates            258          4,191        160        2,605          25             400
  Sanctuary                   151          2,561          -            -           -               -
  Windsor Palms               306         12,467          -            -           -               -
  West Meadows                 64          1,698          -            -           -               -
  Sabal Trace                  15            599          -            -           -               -
                              ---       --------     ------     --------       -----       ---------

Total-Subdivision             970         29,090        369       10,154         194           5,905

Scattered                   2,903         14,820      1,936       13,952       1,278           9,135
                            -----         ------     ------     --------       -----       ---------

Total                       3,873        $43,910      2,305     $ 24,106       1,472         $15,040
                            =====        =======     ======     ========       =====       =========



SUBDIVISION HOMESITE SALES
--------------------------

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

                                      SUBDIVISION HOMESITE INVENTORY
                                      ------------------------------


                                               (IN NUMBER OF HOMESITES)                 (IN ACRES)
                                    ---------------------------------------------     ---------------
                                                      HOMESITES
                                    BUILDABLE           UNDER             TOTAL          ADDITIONAL
MARKET AREA                         HOMESITES        DEVELOPMENT        HOMESITES         ACREAGE*
-----------                         ---------        -----------        ---------         --------
Orlando Area
   Lakeside Estates ..........         89                169                258                 122
   Sanctuary .................         19                  -                 19                   -

Broward County
   Windsor Palms .............        102                  -                102                   -

Tampa Bay Area
   West Meadows ..............        148                 99                247                 950

North Port Area
   Sabal Trace ...............         92                  -                 92                 107

Naples Area
   Estero Pointe .............          -                  -                  -                 326
                                      ---                ---               ----               -----

Total ........................        450                268                718               1,505
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


                                      SCATTERED HOMESITE SALES SUMMARY
                                      --------------------------------
                                           (dollars in thousands)

                                     1996                 1995                      1994
                             ------------------    ------------------     ---------------------
MARKET AREA                  HOMESITES   AMOUNT    HOMESITES   AMOUNT  HOMESITES      AMOUNT
-----------                  ---------   ------    ---------   ------  ---------      ------
Treasure Coast Area
 Port St. Lucie                  297    $ 1,716         65   $  1,099       63       $   663

Melbourne Area
 Port Malabar                  1,305      3,425      1,114      5,362      245         2,023
 Other Communities                60        579        163      1,244      303         2,203

Other Areas
 Port Charlotte                  846      3,600        167        926      211         1,114
 North Port                       97        566        123        371      285         1,873
 Port LaBelle                      9         52          5         41       42           324
 Silver Springs Shores            76        558        105        727      123           831
 Cumberland Cove                 213      4,324        194      4,182        6           104
                               -----    -------      -----   --------    -----       -------
     Total                     2,903    $14,820      1,936   $ 13,952    1,278       $ 9,135
                               =====    =======      =====   ========    =====       =======

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

                                       SCATTERED HOMESITE INVENTORY SUMMARY
                                       ------------------------------------
                                                  (in homesites)

                                  STANDARD           OTHER          BUILDABLE             OTHER
                                 BUILDABLE         DEVELOPED         RESERVED           RESTRICTED          TOTAL
MARKET AREA                      HOMESITES          LOTS (1)       HOMESITES (2)       HOMESITES (3)       HOMESITES
-----------                      ---------          --------       -------------       -------------       ---------
Treasure Coast Area
  Port St. Lucie                       373                57                 346                 102             878

Melbourne Area
  Port Malabar                         907                71               1,807               2,104           4,889
  Other Communities                    229                 -                  54                  21             304

Other Areas
  Port Charlotte                       509               107               2,185                 356           3,157
  North Port                         3,131                47               1,761                 155           5,094
  Port LaBelle                          81                 -                  86               1,774           1,941
  Silver Springs Shores              2,645                97                 237                 323           3,302
  Cumberland Cove                      323                 -                   1                  11             335
                                    ------             -----             -------              ------         -------
Total                                8,198               379               6,477               4,846          19,900
                                    ======             =====             =======              ======         =======

--------------
(1)  Includes commercial/industrial and other premium lots.

(2) Includes 6,000 lots held for Utility Reserves (see "RECEIVABLE PORTFOLIO MANAGEMENT" below) and other portfolio management use.

(3) Represents Homesites which may not be Buildable Homesites due to lack of utility availability or engineering or title issues, and may only be sold under certain conditions. Although the Company has a significant inventory of homesites that at the present time may not be buildable, this inventory has declined and is expected to decline as currently unbuildable homesites become buildable. These homesites become buildable as the communities in which these lots are located grow and extend utility services to these lots and the Company satisfies title or engineering issues with respect to these lots. The Company's plans are to continue to take the appropriate actions to convert these lots to buildable homesites consistent with market demand and to monetize these assets and repay debt.


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

         TRACT SALES.
         -----------

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

                                                        TRACT SALES SUMMARY
                                                        -------------------
                                                       (DOLLARS IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31, 1996
                                                    ----------------------------


                                   COMMERCIAL/          UNDEVELOPED
                                   INDUSTRIAL           RESIDENTIAL        INSTITUTIONAL          AGRICULTURAL            TOTAL
                                ----------------      ---------------      --------------        --------------       --------------
MARKET AREA                     ACRES     AMOUNT      ACRES    AMOUNT      ACRES   AMOUNT        ACRES   AMOUNT       ACRES   AMOUNT
-----------                     -----     ------      -----    ------      -----   ------        -----   ------       -----   ------

Jacksonville Area
  Julington Creek                  42    $   164      2,923   $11,438         -    $    -           -   $     -       2,965  $11,602

Broward County
  Summerchase                       -          -        320     9,000         -         -           -         -         320    9,000

Tampa Bay Area
  West Meadows                      -          -         34     1,333         -         -           -         -          34    1,333

Treasure Coast Area

  Port St. Lucie                  206      1,796      2,309     8,777       254     1,344           -         -       2,769   11,917

Melbourne Area
  Port Malabar                    150      1,140        174     1,893         5        43           -         -         329    3,076
  Other Communities                70        775        274     1,280         3         8           -         -         347    2,063

Other Areas
   Port Charlotte                 498      8,109        426     5,068       186       580           -         -       1,110   13,757
   North Port                     194      2,384        485     1,653        94       678           -         -         773    4,715
   Port LaBelle                    10        159          4        36         -         -           -         -          14      195
   Silver Springs Shores          345        630      1,393     2,080       335       493           -         -       2,073    3,203
   Cumberland Cove                  -          -      4,083     1,832         -         -           -         -       4,083    1,832
                                -----    -------     ------   -------       ---    ------      ------   -------      ------  -------
Total                           1,515    $15,157     12,425   $44,390       877    $3,146           -   $     -      14,817  $62,693
                                =====    =======     ======   =======       ===    ======      ======   =======      ======  =======

                                                                 18

                                                    YEAR ENDED DECEMBER 31, 1995
                                                    ----------------------------

                              COMMERCIAL/          UNDEVELOPED
                              INDUSTRIAL           RESIDENTIAL       INSTITUTIONAL      AGRICULTURAL            TOTAL
                            ---------------     ---------------      --------------     -------------      --------------
MARKET AREA                 ACRES    AMOUNT     ACRES    AMOUNT      ACRES   AMOUNT     ACRES  AMOUNT      ACRES   AMOUNT
-----------                 -----    ------     -----    ------      -----   ------     -----  ------      -----   ------

Treasure Coast Area
  Port St. Lucie               65    $  817       392   $ 2,874        81     $ 691         -  $    -        538  $ 4,382

Melbourne Area
  Port Malabar                 47     1,931       761       950         4        26         -       -        812    2,907
  Other Communities            16       210       161       776         3        36         -       -        180    1,022

Other Areas
   Port Charlotte              69     1,856     1,763     5,768       634     1,515         -       -      2,466    9,139
   North Port                 198     1,589     2,566     3,906        98       389     5,980   6,324      8,842   12,208
   Port LaBelle                 -         -         -         -         -         -     1,116   1,381      1,116    1,381
   Silver Springs Shores        4        16         -         -         -         -         -       -          4       16
                              ---    ------     -----   -------       ---    ------     -----  ------     ------  -------
Total                         399    $6,419     5,643   $14,274       820    $2,657     7,096  $7,705     13,958  $31,055
                              ===    ======     =====   =======       ===    ======     =====  ======     ======  =======


                                                    YEAR ENDED DECEMBER 31, 1994

                                 COMMERCIAL/        UNDEVELOPED
                                 INDUSTRIAL         RESIDENTIAL        INSTITUTIONAL        AGRICULTURAL          TOTAL
                               --------------     ---------------     ---------------     ---------------    --------------
MARKET AREA                    ACRES   AMOUNT     ACRES    AMOUNT     ACRES    AMOUNT     ACRES    AMOUNT    ACRES   AMOUNT
-----------                    -----   ------     -----    ------     -----    ------     -----    ------    -----   ------

Treasure Coast Area
  Port St. Lucie                  55  $ 1,897       442    $3,335        34    $  381         -    $    -      531  $ 5,613

Melbourne Area
  Port Malabar                    10      397     1,183     2,502       116     4,024         -         -    1,309    6,923
  Other Communities                9      788       123       739         -         -         -         -      132    1,527

Other Areas
  Port Charlotte                 107    7,274        45       531         9        54         -         -      161    7,859
  North Port                     161      961       450     1,405        14        83         -         -      625    2,449
  Port LaBelle                     -        -         -         -         4        18       872     1,003      876    1,021
  Silver Springs Shores            8      380         6        37         2        24         -         -       16      441
  Cumberland Cover                 -        -        97        60         -         -       287       113      384      173
                                 ---  -------     -----    ------     -----    ------     -----    ------    -----  -------
Total                            350  $11,697     2,346    $8,609       179    $4,584     1,159    $1,116    4,034  $26,006*
                                 ===  =======     =====    ======     =====    ======     =====    ======    =====  =======

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

                                                       TRACT INVENTORY SUMMARY
                                                       -----------------------
                                                             (in acres)


                                   COMMERCIAL/        UNDEVELOPED
MARKET AREA                        INDUSTRIAL         RESIDENTIAL      INSTITUTIONAL     AGRICULTURAL      TOTAL
-----------                        ----------         -----------      -------------     ------------      -----

Treasure Coast Area
   Port St. Lucie                        182              1,495              509                 -         2,186

Melbourne Area
   Port Malabar                          321              1,670              851                 -         2,842
   Other Communities                       -                410               30                 -           440

Other
   Port Charlotte                        143                784            1,107                 -         2,034
   North Port                          1,012                923              597                 -         2,532
   Port LaBelle                          235                759              430            20,035        21,459
   Silver Springs Shores                  31                 70               70                 -           171
   Cumberland Cove                         -                685            1,840                 -         2,525
                                       -----              -----            -----            ------        ------
Total                                  1,924              6,796            5,434            20,035        34,189
                                       =====              =====            =====            ======        ======


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

         RESIDENTIAL SALES
         -----------------

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


                                                       1996             1995
                                                       ----             ----
Condominium sales - Regency Island Dunes:
    First building                                  $  3,008          $17,989
    Second building                                   14,801                -
                                                    --------          -------
Total condominium sales                             $ 17,809          $17,989
                                                    ========          =======


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

                                                      SINGLE FAMILY HOME SALES
                                                      ------------------------
                                                       (dollars in thousands)

                                             1996                           1995                            1994
                                             ----                           ----                            ----
MARKET AREA                          UNITS          AMOUNT         UNITS           AMOUNT           UNITS         AMOUNT
-----------                          -----          ------         -----           ------           -----         ------
Treasure Coast Area
   Port St. Lucie                      12           $1,213           28            $3,402             25         $ 3,097

Melbourne Area
   Port Malabar                        11              833           24             2,289             28           2,588
   Hidden Glen at Suntree               -                -            9               833             22           2,015

Other Areas                            13            1,107           48             3,229             37           3,767
                                       --           ------          ---            ------            ---         -------

       Total                           36           $3,153          109            $9,753            112         $11,467
                                       ==           ======          ===            ======            ===         =======

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


OTHER BUSINESSES
----------------

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

         At December 31, contracts receivable from retail land sales, net consisted of the following (in thousands of dollars):

                                                         1996            1995
                                                         ----            ----

Contracts receivable, gross                           $ 11,779         $18,703
Reserve for estimated future cancellations,
   net of estimated land recoveries                       (584)         (1,112)
Valuation discounts to yield 15%                        (1,546)         (3,241)
                                                      --------         -------
                                                      $  9,649         $14,350
                                                      ========         =======

         Stated interest rates on homesite contracts receivable outstanding at December 31, 1996 and 1995 range from 4% to 12.5% (averaging approximately 7.0%). The original terms of these contracts were 10 to 12 years, and at December 31, 1996 and 1995, approximately 18% and 15%, respectively, of such homesite contracts receivable were delinquent. Contracts are classified as delinquent if their monthly payment is more than 30 days past due. The percentage of delinquent accounts is not indicative of the percentage of accounts that subsequently cancel. The cancellation rates for 1996 and 1995 were, respectively, 6.3% and 5.2%. The Company has established the reserve for estimated future cancellations and the reserve for contracts receivable
termination   refunds   based  on  its  actual  cash   collections   and  actual
cancellations.

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

         ENVIRONMENTAL SERVICES. Environmental Quality Laboratory, Inc. ("EQ Lab"), a wholly owned subsidiary of the Company based in Charlotte County, Florida, is a full service ecological consulting firm and laboratory. It performs water and soil testing and environmental assessments for the Company and third parties, including both governmental and private entities. Characteristic services performed by EQ Lab for clients include acting as the primary surface water laboratory for three regional Water Management Districts (government) and performing environmental chemistry analyses for the Florida Concrete Products Association (industry), the Florida Sugar Cane Growers Co-op (agriculture) and numerous marina projects (development). EQ Lab also provides services to the Company and clients in the areas of hazardous substance testing and site remediation, endangered species management plans and wetlands identification and mitigation. EQ Lab's capabilities permit the Company to quickly and cost-effectively assess and address environmental concerns involving its existing real property assets and other properties it may seek to acquire.

         An analysis of revenues recorded by Environmental Quality Laboratory, Inc. are as follows:

                                       1996           1995           1994
                                       ----           ----           ----

Revenues from
  affiliated parties               $  109,709     $  197,595     $  175,913

Revenues from
  unaffiliated parties              1,065,550      1,121,724      1,022,339
                                   ----------     ----------     ----------
Total Revenues                     $1,175,259     $1,319,319     $1,198,252
                                   ==========     ==========     ==========

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

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                 (dollars in thousands)

                              1996         1995         1994
                              ----         ----         ----

Operating revenues           $1,004       $2,328       $2,886
Operating income(1)          $  289       $  205       $  619
Plant and equipment
 (at year end)(2             $    -       $9,953       $9,659
Total connections
 (at year end)               $    -        3,184        4,272


---------------
 (1) Operating income represents income before taxes and interest expense, and excludes other income and expense items.

 (2)  Net of contributions in aid of construction and accumulated depreciation.


         OTHER OPERATIONS. Other operations consist primarily of the leasing of non-residential acreage for pasture and farm use and the sale of excess fill dirt from Company-owned property.


Item 3.  Legal Proceedings
         -----------------

         A. CONDEMNATION PROCEEDINGS INVOLVING GENERAL DEVELOPMENT UTILITIES, INC. AND RELATED PROCEEDINGS
            --------------------------------------------------------------------

         ATLANTIC GULF COMMUNITIES CORPORATION, ET AL. V. LOFTUS, ET AL., Case No. 94-1931 CA (Charlotte Cty. Cir. Ct.). In December 1994, Atlantic Gulf and GDU(all references herein to "GDU" are to General Development Utilities, Inc., a wholly owned subsidiary of Atlantic Gulf Communities Corporation) filed a declaratory judgement action in the Circuit Court for the Twentieth Judicial Circuit in and for Charlotte County against a defendant class based upon a demand made upon the Company by Richard D. Loftus and others for a portion of the proceeds from the Charlotte County eminent domain case entitled CHARLOTTE COUNTY, ET AL. V. GDU, ET AL., Case No. 90-936 (Charlotte Cty. Cir. Ct.) in which the Charlotte County Circuit Court entered a stipulated Final Judgment setting full and complete compensation to Atlantic Gulf and GDU for certain water and wastewater systems taken by Charlotte County in June 1991 totalling $110 million, $65 million of which was paid as a good faith deposit at the time of the taking and the balance of which was paid in December of 1994. The demand made upon the Company was based upon the theory that there exists a class of property owners in Charlotte County, Florida who have an interest in the proceeds from the condemnation proceeding because of "contributions in aid of construction." The case has been dormant as no rulings have been made by the Court and discovery has not begun in any meaningful way. The Company believes, based on the advice of counsel, that the defendants' claim has no merit under Florida law. The Company intends to vigorously pursue the class action suit for declaratory judgement, seeking an order of the Court that the class members have no interest in the proceeds from the Charlotte County condemnation case.

        C. Other Litigation
           ----------------

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
        ------------------------------------------------------------------------

        Other Operations
        ----------------

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

         Other income in 1996 included a $4.1 million gain due to a reduction in the Company's utility connections reserve in conjunction with the Company's annual review of certain reorganization items. The Company also recognized a gain of $11.9 million due to the recovery of funds from certain utility trust accounts funded by the Company during the reorganization (See Note 4 - Mortgages, Notes, and Other Receivables). For a further explanation of these other income items, please see Note 9 - Other Liabilities and Note 12 - Nonrecurring and Other Items of the Notes to Consolidated Financial Statements. Other income in 1996 also included a gain of approximately $4.1 million on the $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Additionally, other income in 1996 consisted of a gain of $686,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million and a gain of $696,000 on the sale of the Company's Julington Creek utility system sold in June 1996 for $6.0 million. Other income of $2.6 million in 1995 included a $2.4 million gain on the sale of FHF (see Item 3. LEGAL PROCEEDINGS and Note 12 of the Notes to Consolidated Financial Statements) and a $219,000 gain on the sale of Longwood which was sold in July 1995 for $850,000. The majority of the other income items are adjustments to reorganization reserves that are reviewed and adjusted on an annual basis. These adjustments are generally nonrecurring, infrequent, and unusual.


PART III


Item 10. Directors And Executive Officers Of The Registrant
         --------------------------------------------------

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Item 11. Executive Compensation
         ----------------------

         The following table, together with the footnotes thereto, sets forth summary information concerning compensation paid by Atlantic Gulf with respect to 1996, 1995 and 1994 to each of its five executive officers on December 31, 1996 who were Atlantic Gulf's most highly compensated executive officers in 1996.

                                              SUMMARY COMPENSATION TABLE


                                                                                        LONG TERM
                                                    ANNUAL COMPENSATION               COMPENSATION
                                          ---------------------------------------  ---------------------
         NAME AND                                                  OTHER ANNUAL       SECURITIES              ALL OTHER
   PRINCIPAL POSITION            YEAR     SALARY        BONUS     COMPENSATION(1)  UNDERLYING OPTIONS(#)   COMPENSATION(5)
   ------------------            ----     ------        -----     ---------------  ---------------------   ---------------

J. Larry Rutherford ...........  1996   $400,000      $295,000        $    0                  0               $  3,183
   President and                 1995    350,000       230,000             0             50,000                  2,288
   Chief Executive Officer       1994    350,000       200,000             0            112,500                    924

Jay C. Fertig .................  1996     70,000       329,777(2)          0             10,000                  3,946
   Senior Vice President         1995     70,000       152,992(2)          0             10,000                  1,922
                                 1994     70,000        73,573(2)          0             10,000                  1,185

Thomas W. Jeffrey .............  1996    175,000        85,000             0             20,000                  3,403
   Executive Vice President      1995    175,000        55,220             0             40,000                  2,616
   and Chief Financial Officer   1994    155,288        52,250             0             30,000                    981

Brian A. McLaughlin(3) ........  1996    250,000       618,907(2)     24,000                  0                  2,250
   President-Atlantic Gulf       1995    110,577        66,887(2)     24,138                  0                      0
   Land Company

Kevin O'Grady(3) ..............  1996    100,000       168,914(4)     12,000              5,000                      0
   Vice President                1995     42,433        50,000(2)      9,274                  0                      0

-----------------
(1) Other Annual Compensation for Mr. McLaughlin included $20,413 for relocation expenses in 1995. While the named officers receive certain prerequisites, except as stated herein such prerequisites did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus for any of the periods presented.
(2) The bonus amounts for Messrs. Fertig, McLaughlin and O'Grady represent commissions.
(3)   Messrs. McLaughlin and O'Grady joined Atlantic Gulf in July 1995.
(4)   The bonus amount for Mr. O'Grady in 1995 included commissions of $153,914.
(5) Represents amounts contributed on the officer's behalf by Atlantic Gulf to its 401(k) plan.

STOCK OPTIONS

     Atlantic Gulf's Employee Stock Option Plan provides for the grant of options with respect to Common Stock.

                                           OPTION GRANTS IN 1996 FISCAL YEAR


                              NUMBER OF
                             SECURITIES     PERCENT OF TOTAL
                             UNDERLYING    OPTIONS GRANTED TO
                               OPTIONS        EMPLOYEES IN         EXERCISE    EXPIRATION         GRANT DATE
         NAME               GRANTED(#)(1)      FISCAL YEAR          PRICE          DATE         PRESENT VALUE(2)
         ----               -------------  ------------------     ---------    ----------      ----------------

J. Larry Rutherford......            0             --               $5.875      7/17/06            $2.72

Jay C. Fertig............       10,000           9.8%                5.875      7/17/06             2.72

Thomas W. Jeffrey........       20,000          19.5%                5.875      7/17/06             2.72

Brian A. McLaughlin......            0            --                    --           --               --

Kevin O'Grady............        5,000            4.9%               5.875      7/17/06             2.72

---------------
(1) All options vest 40% two years from the date of grant and 20% on each of the three subsequent anniversaries of the date of grant.
(2) The grant date present values are calculated based on the "risk free" Black-Scholes model. The assumptions used in the calculations include an expected volatility of .418, a rate of return of 6.6%, no dividend yield and a time to exercise of five years.



                                    AGGREGATED OPTION EXERCISES IN 1996 FISCAL YEAR
                                           AND FISCAL YEAR END OPTION VALUES


                                                            NUMBER OF  SECURITIES           VALUE OF UNEXERCISED
                            SHARES                          UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                           ACQUIRED                      OPTIONS AT FISCAL YEAR END(#)      AT FISCAL YEAR END(1)
                              ON          VALUE         -------------------------------  ----------------------------
          NAME             EXERCISE      REALIZED       EXERCISABLE       UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
          ----             --------      --------       -----------       -------------  -----------    -------------

J. Larry Rutherford .....      0            $0            162,500          112,500            $0             $0

Jay C. Fertig ...........      0             0             14,000           26,000             0              0

Thomas W. Jeffrey .......      0             0             46,000           74,000             0              0

Brian A. McLaughlin .....      0             0                  0                0             0              0

Kevin O'Grady ...........      0             0                  0            5,000             0              0

---------------
(1) Represents the different between the fair market of the Common Stock subject to the options, based on the closing price of $4.3125 for the Common Stock on December 31, 1996, and the exercise prices of the options.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ATLANTIC GULF COMMUNITIES CORPORATION


                                           By: /s/ J. Larry Rutherford
                                              ---------------------------------
                                                   J. Larry Rutherford
                                                   Chairman of the Board
                                                   President and Chief
                                                   Executive Officer

                                                   Date:  September 16, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




SIGNATURES                           TITLE                          DATE
----------                           -----                          ----


/s/ J. Larry Rutherford
-----------------------        Chairman of the Board,        September 16, 1997
J. Larry Rutherford            President and Chief
                               Executive Officer,
                               Director


/s/ Callis N. Carleton
-----------------------        Vice President and            September 16, 1997
Callis N. Carleton             Controller (Principal
                               Accounting Officer)

SIGNATURES                      TITLE                          DATE
----------                      -----                          ----



-----------------------        Director                      September __, 1997
Lee Neibart


/s/ Ricardo Koenigsberger
-------------------------      Director                      September 15, 1997
Ricardo Koenigsberger


/s/ Gerald N. Agranoff
-------------------------      Director                      September 11, 1997
Gerald N. Agranoff


/s/ James M. DeFrancia
-------------------------      Director                      September 12, 1997
James M. DeFrancia


/s/ Charles K. MacDonald
-------------------------      Director                      September 13, 1997
Charles K. MacDonald

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

                           Report of Ernst & Young LLP
                    Independent Certified Public Accountants

Board of Directors
Atlantic Gulf Communities Corporation

We have audited the accompanying consolidated balance sheets of Atlantic Gulf Communities Corporation and subsidiaries as of December 31, 1996 and, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Gulf Communities Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operation and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /s/ ERNST & YOUNG LLP
                                   --------------------------
                                       ERNST & YOUNG LLP

Miami, Florida
February 27, 1997

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                            (in thousands of dollars)


                                                                          1996         1995
                                                                          ----         ----
             ASSETS
             ------

Cash and cash equivalents                                             $   7,050    $   3,560
Restricted cash and cash equivalents                                      6,034        8,461
Contracts receivable, net                                                 9,649       14,350
Mortgages, notes and other receivables, net                              63,800       45,479
Land and residential inventory                                          153,417      218,270
Property, plant and equipment, net                                        2,911       17,657
Other assets, net                                                        20,532       25,048
                                                                      ---------    ---------

Total assets                                                          $ 263,393    $ 332,825
                                                                      =========    =========



             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Accounts payable and accrued liabilities                              $  16,914    $  21,078
Customers' and other deposits                                             5,483        6,091
Contributions in aid of construction                                         --        4,530
Other liabilities                                                        15,393       25,747
Notes, mortgages and capital leases                                     169,215      220,999
                                                                      ---------    ---------

                                                                        207,005      278,445
                                                                      ---------    ---------
Commitments and contingencies

Stockholders' equity
         Common stock, $.10 par value, 15,665,000
             shares authorized; 9,795,642 and 9,771,521 shares issued       980          977
         Contributed capital                                            122,123      120,115
         Accumulated deficit                                            (60,706)     (61,887)
         Minimum pension liability adjustments                           (6,000)      (4,825)
         Treasury stock, 86,277 shares in 1996, at cost                      (9)          --
                                                                      ---------    ---------

Total stockholders' equity                                               56,388       54,380
                                                                      ---------    ---------

Total liabilities and stockholders' equity                            $ 263,393    $ 332,825
                                                                      =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1996, 1995 and 1994,
                      (in thousands, except per share data)


                                                    1996          1995        1994
                                                    ----          ----        ----
Revenues:
 Real estate sales:
   Homesite                                      $  43,910    $  24,106    $  15,040
   Tract                                            62,693       31,055       25,793
   Residential                                      20,962       27,742       11,467
                                                 ---------    ---------    ---------
       Total real estate sales                     127,565       82,903       52,300
 Other operating revenue                             4,919        6,748        9,784
 Interest income                                     6,295        7,765        8,263
 Other income:
   Reorganization reserves
     Utility Trust                                  11,859          863           --
     Utility connection                              4,097           --           --
     C/R termination                                    --        2,788           --
     Deferred property tax                              --        2,165           --
     Income tax                                         --        1,500           --
     Adm/Convenience class                              --        1,673           --
     Other                                           2,641        1,687          700
   Utility condemnation                              4,122           --       34,200
   Sale of Fla Homefinders                              --        2,353           --
   Assign Jensen Bch receivable                         --        2,000           --
   Miscellaneous                                     3,789          907          715
                                                 ---------    ---------    ---------
       Total revenues                              165,287      113,352      105,962
                                                 ---------    ---------    ---------

Costs and expenses:
 Direct cost of real estate sales:
   Homesite                                         35,235       17,151       10,472
   Tract                                            51,354       26,108       17,892
   Residential                                      16,725       23,150       10,144
                                                 ---------    ---------    ---------
       Total direct cost of real estate sales      103,314       66,409       38,508

 Inventory valuation reserves                       12,283        4,851           --
 Selling expense                                    13,525        9,820        7,532
 Other operating expense                             1,986        4,037        7,085
 Other real estate costs                            19,384       20,545       22,644
 General and administrative expense                 11,510       10,405       10,551
 Depreciation                                          900        1,215        1,105
 Cost of borrowing, net of amounts capitalized      13,430       14,274       14,818
 Other expense                                       1,506        2,392        2,638
                                                 ---------    ---------    ---------
       Total costs and expenses                    177,838      133,948      104,881
                                                 ---------    ---------    ---------

Income (loss) before extraordinary items           (12,551)     (20,596)       1,081

Extraordinary gains on extinguishment of debt       13,732           --           --
                                                 ---------    ---------    ---------

Net income (loss)                                $   1,181    $ (20,596)   $   1,081
                                                 =========    =========    =========

Income (loss) before extraordinary items
  per common share                               $   (1.29)   $ (2 .12)    $     .11
                                                 =========    =========    =========

Net income (loss) per common share               $     .12    $ (2 .12)    $     .11
                                                 =========    =========    =========

Weighted average common shares outstanding           9,709        9,708        9,643
                                                 =========    =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1996, 1995 and 1994
                            (in thousands of dollars)

                                                               1996           1995         1994
                                                               ----           ----         ----

Cash flows from operating activities:
 Net income (loss)                                           $   1,181    $ (20,596)   $   1,081
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                                  5,244        6,879        6,088
  Other income                                                 (19,337)      (8,922)        (700)
  (Gain) loss from sale of property, plant and equipment            94          (44)        (715)
  Gains from utility condemnations or sales                     (5,504)        (219)     (34,200)
  Gain from sale of stock of wholly-owned subsidiaries              --       (2,353)          --
  Extraordinary gains from extinguishment of debt              (13,732)          --           --
  Reorganization items                                          (1,477)      (2,589)      (3,536)
  Inventory valuation reserves                                  12,283        4,851           --
  Land acquisitions                                             (9,338)      (7,607)      (8,549)
  Other net changes in assets and liabilities:
     Restricted cash                                             2,427        1,248            3
     Receivables                                                  (403)      (5,238)      (1,008)
     Land and residential inventory                             61,694       21,463       10,790
     Other assets                                              (12,367)      (5,311)      (7,344)
     Accounts payable and accrued liabilities                   (2,753)      (3,641)       5,342
     Customer deposits                                            (414)       1,578        2,672
     Other liabilities                                          (2,317)      (4,244)      (2,703)
     Other, net                                                   (273)        (125)        (455)
                                                             ---------    ---------    ---------
       Net cash provided by (used in) operating activities      15,008      (24,870)     (33,234)
                                                             ---------    ---------    ---------
Cash flows from investing activities:
 Additions to property, plant and equipment                       (228)      (1,555)      (3,576)
 Proceeds from sale of property, plant & equipment               1,885          204        2,466
 Proceeds from utility condemnations or sales                   28,699          850       45,030
 Proceeds from sale of stock of wholly-owned subsidiaries           --        2,701           --
                                                             ---------    ---------    ---------
       Net cash provided by investing activities                30,356        2,200       43,920
                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings under credit agreements                           123,848       44,538       61,851
  Repayments under credit agreements                          (161,477)     (24,662)     (80,922)
  Principal payments on other liabilities                       (4,250)      (5,987)      (8,211)
  Proceeds from sale of note receivable                             --           --       15,137
  Proceeds from exercise of stock options                            5           44           --
                                                             ---------    ---------    ---------
       Net cash provided by (used in) financing activities     (41,874)      13,933      (12,145)

Increase (decrease) in cash and cash equivalents                 3,490       (8,737)      (1,459)
Cash and cash equivalents at beginning of period                 3,560       12,297       13,756
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of period                   $   7,050    $   3,560    $  12,297
                                                             =========    =========    =========
Supplemental cash flow information:
  Income tax payments (refunds)                              $      --    $      --    $    (917)
                                                             =========    =========    =========

  Interest payments, net of amounts capitalized              $  12,268    $   7,269    $   9,470
                                                             =========    =========    =========

  Reorganization item payments                               $   5,099    $   7,298    $  10,079
                                                             =========    =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                                                      MINIMUM
                                               COMMON STOCK                                           PENSION
                                           -------------------   CONTRIBUTED       ACCUMULATED       LIABILITY     TREASURY
                                           SHARES       AMOUNT     CAPITAL           DEFICIT        ADJUSTMENTS      STOCK
                                           ------       ------     -------           -------        -----------      -----

---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                    9,603        $975      $119,015          $(42,372)         $(4,265)      $ (202)
---------------------------------------------------------------------------------------------------------------------------
 Net income                                     -           -             -             1,081                -            -

 Stock returned                                (3)          -             -                 -                -            -

 Shares issued under director
  stock plan                                   19           -           (20)                -                -           20

 Shares issued as minimum
    pension contribution                       56           -           533                 -                -           80

 Minimum pension liability
   adjustment                                   -           -             -                 -             (115)           -

Balance, December 31, 1994                  9,675         975       119,528           (41,291)          (4,380)        (102)
---------------------------------------------------------------------------------------------------------------------------

 Net loss                                       -           -             -           (20,596)               -            -

 Stock returned                                (3)          -                               -                -            -

 Shares issued as minimum
    pension contribution                       31           -           206                 -                -           42

 Minimum pension liability
   adjustment                                   -           -             -                 -             (445)           -

 Exercise of stock options                      8           1            43                 -                -            -

 Shares issued as Secured Floating
  Rate Note fees                               61           1           338                 -                -           60

Balance, December 31, 1995                  9,772         977       120,115           (61,887)          (4,825)           -
---------------------------------------------------------------------------------------------------------------------------

 Net income                                     -           -             -             1,181                -            -

 Stock returned                               (86)          -             -                 -                -           (9)

 Shares issued under director
  stock plan                                   18           2            98                 -                -            -

 Warrants issued to pay down
   Secured Cash Flow Notes                      -           -         1,875                 -                -            -

 Exercise of stock options                      1           -             5                 -                -            -

 Minimum pension liability
   adjustment                                   -           -             -                 -           (1,175)           -

 Shares issued to director as
   recapitalization committee fee               4           1            30                 -                -            -
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  9,709        $980      $122,123          $(60,706)         $(6,000)      $   (9)
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

         (g)      LAND AND RESIDENTIAL INVENTORY

                  The Company's cost of land was determined in connection with its application of Fresh Start Reporting. Costs capitalized are allocated on a specific project identification basis. Residential unit costs are accounted for on a specific identification basis and all land and residential inventory is carried at values determined in accordance with SFAS 121. Property currently under development and property held for future development are evaluated at least quarterly for impairment if impairment indicators are present. An impairment write-down to fair value is made if the estimated undiscounted cash flows from the project are less than the carrying amount of the asset. Properties that are substantially complete and ready for their intended use are carried at the lower of carrying amount or fair value less cost to sell. The determination of whether the carrying amount of a real estate project requires a write-down is based on an evaluation of each individual project.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         (h)      DEPRECIATION

                  Depreciation and amortization is provided on a straight-line basis on the following assets:

                                                                 Estimated
                                                              useful lives in
                                                                   years
                                                            -----------------

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

                  The Company's near-term plan anticipates the Company generating approximately $115 million of cash available for debt service in 1997 from several sources, including (i) the increased cash generated from ongoing core operations, including subdivision homesite and condominium sales; (ii) the accelerated disposition of non-core tract and scattered homesite assets through the efforts of the Company's in-house sales staff in cooperation with outside brokers; (iii) the sale or financing of any mortgage or other receivables acquired through real estate sales; (iv) approximately $12.1 million in cash proceeds from the various trusts established (see Note 5); and (v) the potential sale of the Company's interest in one or more of its primary market projects. The $115 million of cash available for debt service corresponds to cash collections from the above noted sources that are not restricted in their use by the Company and can be applied to the Company's corporate debt service.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3)      CONTRACTS RECEIVABLE

         The Company owns and manages a portfolio of retail land sales contracts receivable generated by the Predecessor Company. At December 31, contracts receivable from retail land sales, net consisted of the following (in thousands of dollars):


                                                            1996         1995
                                                            ----         ----

          Contracts receivable, gross                    $ 11,779     $ 18,703
          Reserve for estimated future cancellations,
             net of estimated land recoveries                (584)      (1,112)
          Valuation discounts to yield 15%                 (1,546)      (3,241)
                                                         --------     --------
                                                         $  9,649     $ 14,350
                                                         ========     ========


         Stated interest rates on homesite contracts receivable outstanding at December 31, 1996 and 1995 range from 4% to 12.5% (averaging approximately 7.0%). The original terms of these contracts were 10 to 12 years, and at December 31, 1996 and 1995, approximately 18% and 15%, respectively, of such homesite contracts receivable were delinquent. Contracts are classified as delinquent if their monthly payment is more than 30 days past due. The percentage of delinquent accounts is not indicative of the percentage of accounts that subsequently cancel. The cancellation rates for 1996 and 1995 were respectively 6.3% and 5.2%. The Company has established the reserve for estimated future cancellations and the reserve for contracts receivable termination refunds based on its actual cash collections and actual cancellations.

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

         The contracts receivable portfolio serves as collateral for a portion of the Company's indebtedness (see Note 10).

(4)      MORTGAGES, NOTES AND OTHER RECEIVABLES

         At December 31, mortgages, notes and other receivables, net consisted of (in thousands of dollars):


                                                              1996         1995
                                                              ----         ----

         Land mortgages receivable,
            net of valuation discounts and reserves of
            $2,605 and $3,499                                $32,028     $21,959
         Regency percentage-of-completion receivable          14,801      17,989
         Utility trust fund withdrawal receivable             12,109          --
         Cumberland Cove land mortgages receivable, net        1,120       3,142
         Other receivables                                     3,742       2,389
                                                             -------     -------
                                                             $63,800     $45,479
                                                             =======     =======


         The portfolio of land mortgages receivable relates primarily to seller financing associated with sales of the Company's Predecessor tract inventory. Mortgages in the portfolio as of the Effective Date

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         were discounted to yield 18%. Mortgages issued during 1994 were discounted to yield prime plus 3% at the date of closing respectively, resulting in a reduction in the valuation of real estate sales of $213,000 for the year ended December 31, 1994 in the accompanying consolidated statements of operations. Subsequent to December 31, 1994, mortgages have been issued with a stated rate of approximately prime plus 2%; therefore, no mortgage valuation discounts were incurred for mortgages issued in 1995 and 1996. However, the valuation discount associated with the land mortgages receivable was increased by approximately $1.2 million to $2.1 million in 1995 and charged to other expense in the accompanying consolidated statements of operations based on an anticipated sale of the land sales mortgages in 1996. During 1996, the mortgages which were anticipated to be sold were financed instead and, due to the non-recourse provisions associated with the financing transaction which reduced the foreclosure exposure to the Company, the valuation discount was reduced by $1.2 million to $900,000 in 1996 and recorded in other income in the accompanying consolidated statements of operations. The land mortgages portfolio is also net of a valuation reserve of $1.7 million as of December 31, 1995 of which $1.3 million was reserved for in 1995 and charged to inventory valuation reserves in the accompanying consolidated statements of operations. Substantially all land sale mortgages receivable are due within five years. Approximately 26% of the land mortgages receivable resulted from sales made to a single trustee with multiple investors. The value of the Florida land securing these mortgages is estimated to equal or exceed the net book value of the related receivables.

         In July 1996, pursuant to the Company's business plan to monetize receivables generated as a result of the sale of Predecessor assets, the Company sold to a limited partnership financed by Harbourton Residential Capital Company, Ltd. ("Harbourton") approximately $19.8 million of mortgage receivables. The Company received an initial cash distribution of approximately $13.3 million at closing, plus a residual interest in the limited partnership. Harbourton's recourse is only to the mortgages. Harbourton has no recourse to the Company or its partner. This transaction was recorded as a financing because the limited partnership was not an independent third party, the Company's partner did not make a substantive capital investment in the partnership, the Company retained management responsibilities for the mortgages as well as substantial risks and rewards relative to the performance of the portfolio, therefore, the underlying mortgage receivables remained on the Company's accompanying consolidated balance sheets and a mortgage loan payable was recorded for the amount of the proceeds. The proceeds were used to reduce corporate debt and to fund ongoing operations (see Note 10).

         In March 1997, the Company sold approximately $9.3 million of mortgage receivables to the First Bank of Boston (the "Bank") for approximately $7 million. If the Bank receives the principal and interest payments in accordance with the individual mortgage terms and/or the Company replaces or repurchases any loans that enter into default and the Bank receives a stated return on the invesment in the portfolio ($7 million), the portfolio will have a residual balance that the Company can repurchase on favorable terms. The estimated balance of the portfolio after repurchase is $3.2 million. In the event of a default by a mortgagee, the Company is required to repurchase or replace the receivable, however, the Bank's only remedy if the Company fails to do so is to terminate the Company's purchase

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         option of the residual balance of the portfolio. The proceeds were used to reduce corporate debt and to fund ongoing operations.

         The First Bank of Boston transaction was recorded as a sale and not as a financing. The transaction was recorded as a sale because (1) the mortgages, although serviced by the Company, have been assigned and the notes delivered to the purchaser, (2) the Bank has the right to sell the mortgages, and (3) the Company does not have effective control over the mortgages through an agreement that both entitles and obligates the Company to repurchase or redeem the mortgages before their maturity. The Company recognized a loss of $0.5 million on the transaction which is reflected on the 1997 financial statements in Other Expense. This loss was based on the sales proceeds of the transaction ($7.0 million), plus the discounted present value of the residual interest after the Bank receives its investment and stated return on the investment less expenses of the transaction ($1.8 million), less the principal balance of the mortgages ($9.3 million).

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

         The following is a summary of costs and estimated earnings associated with the Company's Regency condominium project as of December 31 (in thousands of dollars):

                                                         1996            1995
                                                         ----            ----
            Costs incurred on uncompleted contracts
              and estimated earnings                   $ 14,801        $ 17,989
            Less: Deposits to date                       (3,981)         (4,820)
                                                       --------        --------
                                                       $ 10,820        $ 13,169

         As part of a settlement of the Company's improvement obligations to the Predecessor Company's retail homesite customers, various trusts were established. The Company funded these trusts with cash,

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

         The valuation discounts in 1995 and 1994 included unamortized interest rate valuation discounts which were amortized based on the terms of the related mortgages receivable and $610,000 and $741,000 was included in interest income in the accompanying consolidated statements of operations for the years ended December 31, 1995 and 1994, respectively. The valuation discount balance in 1996 did not contain an unamortized interest rate valuation discount component, therefore, no amortization income was recorded in 1996.

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
                                              ========        ========

         Land inventory is net of net valuation reserves of $7.4 million and $3.6 million as of December 31, 1996 and 1995, respectively. In conjunction with the Company's reviews in 1995 and 1996 of the net realizable values associated with its inventories and land holdings, the Company provided additional net valuation reserves to reduce the carrying value of its inventories and land holdings in the amounts of $10.4 million and $3.6 million for the years ended December 31, 1996 and 1995, respectively, which were charged to inventory valuation reserves in the accompanying consolidated statements of operations.

         Land inventory is also net of environmental reserves of $1.2 million and $2.6 million as of December 31, 1996 and 1995, respectively (see
         Note 13). Based on a review of the environmental reserve and recent changes in Florida state laws, this reserve was reduced by $1.3 million in 1996 and recorded in other income in the accompanying consolidated statements of operations.

         During 1996, the Company purchased approximately 300 acres of property in a project known as Estero Pointe, located in southwest Florida, from various sellers for approximately $5.6 million of which $2.1 million was financed by the sellers through notes secured by mortgages on the properties. The financed amounts totaling $2.1 million are non-cash financing activities and therefore are not reflected in the accompanying consolidated statements of cash flows.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(6)      PROPERTY, PLANT AND EQUIPMENT

         At December 31, property, plant and equipment, net, at cost, consisted of (in thousands of dollars):

                                                        1996              1995
                                                        ----              ----

         Land and improvements                        $    992         $  1,318
         Buildings                                       1,392            1,998
         Fixtures and equipment                          3,992            3,259
         Utility equipment and facilities                   --           13,111
         Construction in progress                           --            1,724
                                                      --------         --------
                                                         6,376           21,410
         Accumulated depreciation                       (3,465)          (3,753)
                                                      --------         --------
                                                      $  2,911         $ 17,657
                                                      ========         ========

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Substantially all property, plant and equipment serve as collateral for the Company's debt (see Note 10).

(7)      OTHER ASSETS

         Other assets consisted of the following as of December 31 (in thousands of dollars):

                                                           1996            1995
                                                           ----            ----

         Net utility condemnation asset                  $    --         $12,398
         Ocean Grove joint venture                         3,046           2,016
         Sunset Lakes joint venture                        5,854           1,950
         Falcon Trace joint venture                        3,638              --
         Investment in China joint venture                    --           1,883
         Sanctuary joint venture                              --             882
         Other real estate related assets                  4,038           3,002
         Other assets                                      3,956           2,917
                                                         -------         -------
                                                         $20,532         $25,048
                                                         =======         =======

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         In February 1994, the Company entered into a formation agreement and subsequently in December 1995 entered into a joint venture agreement with an unaffiliated third party (the "Sunset Lakes Joint Venture") to finance, develop and sell approximately 1,950 acres located in southwest Broward County in Florida. This project is expected to yield approximately 1,800 residential homesites. The Company's percentage interest in the profits and losses of the Sunset Lakes Joint Venture is 65%. In addition, the Company is entitled to a fee equal to 4% of development costs, as defined in the joint venture agreement. Although the Company is the general partner, managing joint venture partner, and has a majority ownership interest in the joint venture, the Company does not control the partnership. The Company's partner in the joint venture must consent to major transactions and actions of the partnership including the sale of substantially all of the property and assets of the venture, modification to the venture's business plan, phasing of sales, development and construction activities, financing, and the acquisition of additional property. Inasmuch as the Company does not control the venture, the Company accounts for this joint venture under the equity method.

         In April 1996, the Company acquired approximately 390 acres in southeast Orlando for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property. This project, known as Falcon Trace, is currently being permitted for approximately 900 homesites. In December 1996, and as amended in March 1997, the Company and Cypress agreed to a restructuring in which title was transferred into Falcon Trace Partners Limited Partnership ("Falcon Trace Partnership") of which the Company is a limited partner. The Company contributed its net investment in the project and its partner, Falcon Trace-Cypress Limited Partnership, contributed all of its right, title and interest to the mortgage on the property. The Company has a 65% interest in the Falcon Trace Partnership after expenses and fixed returns to the partners. Although the Company has a majority ownership interest in the joint venture, the Company does not control the partnership. Cypress is the managing venturer and must consent to major transactions and actions of the partnership including the sale of property and assets of the venture, modification to the venture's business plan, development and construction activities, financing, and the acquisition of additional property. Inasmuch as the Company does not control the venture, the Company accounts for this joint venture under the equity method.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

         Other assets include other deposits and prepaid expenses.

(8)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         At December 31, accounts payable and accrued liabilities consisted of (in thousands of dollars):

                                                            1996            1995
                                                            ----            ----

         Accounts payable, principally trade              $ 5,647        $ 4,433
         Accrued interest                                     932          5,707
         Taxes, other than income taxes                     5,604          4,906
         Employee earnings and benefits                     1,485          1,534
         Other accrued liabilities                          3,246          4,498
                                                          -------        -------
                                                          $16,914        $21,078
                                                          =======        =======

         Accrued interest decreased in 1996 due to an interest payment on the Company's Mandatory Interest Notes on December 31, 1996.

         Substantially all accounts payable and accrued liabilities are payable within one year.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)      OTHER LIABILITIES

         Other liabilities consisted of the following as of December 31 (in thousands of dollars):

                                                             1996           1995
                                                             ----           ----
         Section 365(j) lien liability                     $ 2,512       $ 4,901
         Deferred property tax liability                       550         2,642
         Reserve for contracts receivable
            termination refunds and other costs              3,654         5,325
         Accrued pension liability                           3,131         2,621
         Bankruptcy and other reserves                       5,546        10,258
                                                           -------       -------
                                                           $15,393       $25,747

         The Section 365(j) lien liability consists of the portion of the claims of homesite purchasers whose homesite contracts were rejected by the Company in the reorganization proceedings that is secured pursuant to
         Section 365(j) of the Bankruptcy Code. The outstanding balance of the liability bears interest at 1% over the Chemical Bank reference rate adjusted annually as of March 31, not to exceed 11%. This liability is payable semiannually on February 1 and August 1 in a principal amount approximating $1.2 million through August 1997. It is secured by approximately 9,800 acres of the Company's tract inventory (see Note
         5).

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

         Bankruptcy and other reserves primarily includes the remaining claims related to the Predecessor Company with respect to approved claimants and to the Company's obligation to provide utility connection credits to qualified claimants.The bankruptcy reserves for December 31, 1996 and 1995 were $2.5 million and $4.9 million respectively. The bankruptcy reserves corresponding to the obligation to provide utility connection credits for December 31, 1996 and 1995 were $4.3 million and $7.7 million respectively. Based on minimal fundings to date and minimal fundings anticipated in the future, the utility connection credit reserves were reduced by $4.1 million in 1996 and the reduction was included in other income in the accompanying statements of operations. The remaining outstanding claims corresponding to the issuance of stock and notes to claimants should be satisfied in 1997. The Company's income tax provision, included in other reserves, was reduced by $1.5 million during 1995 to $117,000; the reduction was included in other income in the accompanying consolidated statements of operations. As of December 31, 1996, approximately $284,000 is included in restricted cash and cash equivalents to fund a portion of these remaining claims (see Note 1).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

         (e) The Reducing Revolving Loan bears interest at prime plus four percent and matures on June 30, 1998. Under the Reducing
                  Revolving Loan the Company can borrow up to $25 million. Amounts under the Reducing Revolving Loan are available only when the Working Capital Facility is fully utilized. In January 1997, borrowings under the Reducing Revolving Loan along with the $12.1 million of excess proceeds released from various utility trust accounts in January 1997 were utilized to repay fully the $37.5 million outstanding balance of the Unsecured 12% Notes. The Reducing Revolving Loan requires principal repayments of one- third on June 30, 1997, December 31, 1997 and June 30, 1998. The unused portion of the commitment on the Reducing Revolving Loan will be required to be reduced by one third on each respective principal repayment date.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  The outstanding balance as of December 31, 1996 was $9.3 million. The second loan is payable as the condominium units in the second building are closed and it matures on October 22, 1997. The second loan is secured by, among other things, the property under construction.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         In connection with the Company's prepayment, at a discount, of its Secured Cash Flow Notes on September 30, 1996, the Company issued 10-year warrants to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $6.50 per share (see Note 10). The estimated fair market value of the warrants given to the holders of the Secured Cash Flow Notes was $1,875,000.

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

         During  1996,  the  Company  recorded  gains of $18.6  million in other income - reorganization items in the accompanying consolidated statements of operations resulting from its annual review of certain reorganization items. These gains included a net gain of $11.9 million due to the recovery of funds from certain utility trust accounts funded by the Company during the reorganization (see Note 4 and see schedule below regarding utility trust account activity), a gain of $4.1 million due to the reduction of the utility connection credit reserves (see schedule below regarding utility connection credit reserve account activity) and a $703,000 gain due to the reduction in the contracts receivable future servicing

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         reserve (see Note 9). This process is expected to continue during 1997 with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded.

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


                             Utility Trust Accounts
                                Account Activity


                                        1996              1995            1994
                                        ----              ----            ----

DESCRIPTION
-----------
Beginning balance                     $ 19,699          $ 17,452       $ 15,817
Additions                                1,623             2,043          1,938
Interest Earned                            675               676            424
Withdrawals                             (1,005)(a)          (472)          (727)
Cancellation of Notes                   (5,794)(b)             0              0
                                      --------          --------       --------
Ending Balance                        $ 15,198          $ 19,699       $ 17,452
                                      ========          ========       ========

(a) $1.0 million was wire transferred to Hendry County

(b) Extraordinary gain, an additional 414K was recorded as extraordinary gain in 1996 - cancelled 1/2/97


                        Utility Connection Credit Reserve
                                Account Activity


DESCRIPTION                                      1996         1995         1994
-----------                                      ----         ----         ----

Beginning balance                               $7,726       $7,726       $7,726
Additions                                          643            0            0
Amounts charged (Credited) to
  Results of Operations                          -4097            0            0
Deductions                                          -8            0            0
                                                ------       ------       ------
Ending Balance                                  $4,264       $7,726       $7,726
                                                ======       ======       ======

The activity for the land mortgage receivable  valuation discount is included in
Schedule II of the 10-K.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         See Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11 and 15 for a description of other commitments and contingencies.

(14)     INCOME TAXES

         The difference between income taxes computed at the statutory federal rate and the provision for income taxes consists of (in thousands of dollars):

                                                 Year         Year         Year
                                                 Ended        Ended        Ended
                                              December 31,  December 31, December 31,
                                                 1996          1995         1994
                                                 ----          ----         ----

         Amount at statutory federal rate      $   402       $(6,749)    $   368
         Unrecognized (recognized) benefit
          of change in valuation allowance
          for temporary differences other
          than net operating loss carryovers      (402)        6,749        (368)
                                               -------       -------     -------
                                               $    --       $    --     $    --
                                               =======       =======     =======

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
            --------------------
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
                                                          ---------

            Deferred Tax Liabilities:
            -------------------------
              Excess of financial statement basis
                in contracts receivable over tax basis    $   2,389
                                                          ---------
                  Net deferred tax amount                 $     -0-
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

         Subsequently   recognized  tax  benefits   relating  to  the  valuation
         allowance for deferred tax assets as of December 31, 1996 will be allocated as follows (in thousands of dollars):


            Income tax benefit that would be reported
              in the consolidated statement of operations        $ 64,343
            Income tax benefit that would be reflected as
              an adjustment to contributed capital                 53,100
                                                                 --------
                 Total                                           $117,443
                                                                 ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         At March 31, 1992, the effective date of the POR, the valuation allowance was approximately $53.1 million, which represents the excess of the deferred tax assets of approximately $ 99 million over the deferred tax liabilities of approximately $45.9 million. The years ended December 31, 1996,1995,1994 and 1993 and the nine months ended December 31, 1992 have each resulted in a net increase in the valuation allowance. The Company has not utilized any net operating losses.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         The estimated fair values of the Company's financial instruments at December 31 were as follows (in thousands of dollars):

                                                        1996                          1995
                                              -------------------------     ------------------------
                                                              Estimated                    Estimated
                                              Carrying          Fair        Carrying         Fair
                                                Value          Value(*)       Value         Value(*)
                                                -----          --------       -----         --------

Cash and cash equivalents                    $  7,050        $  7,050        $3,560          $3,560
Restricted cash and cash equivalents            6,034           6,034         8,461           8,461
Contracts receivable                            9,649           9,649        14,350          14,350
Mortgages, notes and other receivables         63,800          63,800        45,479          45,479
Other interest bearing liabilities              3,062           3,062         7,543           7,543
Mandatory Interest Notes                       37,457          37,457        94,965          92,775
Cash Flow Notes                                35,603          22,252        85,212          62,060
Other Indebtedness                             96,155          96,155        40,822          40,822

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                          FIRST      SECOND       THIRD      FOURTH
                                         QUARTER     QUARTER     QUARTER     QUARTER
                                         -------     -------     -------     -------
1995:
----

Real estate sales                       $  7,903    $ 11,989    $ 22,605    $ 40,406
Other revenues                             8,181       6,580       5,957       9,731
                                        --------    --------    --------    --------
Total revenues                          $ 16,084    $ 18,569    $ 28,562    $ 50,137
                                        ========    ========    ========    ========

Gross margin on real estate sales (*)   $  1,739    $  3,670    $  5,443    $  5,642
                                        ========    ========    ========    ========

Net loss                                $ (4,791)   $ (4,953)   $ (4,669)   $ (6,183)
                                        ========    ========    ========    ========

Net loss per common share               $   (.50)   $   (.51)   $   (.48)   $   (.63)
                                        ========    ========    ========    ========

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

(19)     NEW ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The Company adopted Statement No. 121 in 1996. The new impairment rules have not resulted in any significant change in asset values from December 31, 1995.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Had compensation cost for the Company's two stock option plans been determined consistent with FASB 123, the Company's net income and earnings per share results would have been reduced to the proforma amounts indicated below:


                                              1996             1995           1994
                                              ----             ----           ----

Net Income               As reported       $1,181,000     $(20,596,000)   $1,081,000
                         Pro forma            649,380      (21,746,322)      810,768

Primary earnings
  per share              As reported             $.12           $(2.12)         $.11
                         Pro forma               0.07            (2.24)          .08

Fully diluted
earnings per share       As reported             $.12           $(2.12)         $.11
                         Pro forma               0.07            (2.24)          .08

         FIXED STOCK OPTION PLANS
         ------------------------

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

         The 1994 Non-Employee Directors' Stock Option Plan (the "1994 Plan"), approved by the Company's shareholders in 1995, provides for the automatic grant of (i) options for 20,000 shares of common stock to each non-employee director on December 5, 1994, (ii) options for 20,000 shares of common stock to each new non-employee director upon his/her first election or appointment to the board of directors (the "Board"), and (iii) options for 5,000 shares of common stock to each non-employee

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         director at the first meeting of directors following such director's subsequent election or appointment to the Board. The option price for any grant under the 1994 Plan is equal to the fair market value of Atlantic Gulf's common stock at the date of grant. Each option is immediately vested, exercisable, and remains exercisable for a period of 10 years from the grant date. A maximum of 350,000 shares of common stock may be issued pursuant to the 1994 Plan.

         In order to calculate the proforma amounts shown above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1994, 1995, and 1996.

           Dividend yield:             None.

           Expected volatility:        Based on historical month-end close stock
                                       prices from June, 1992 through the month prior to the grant date as reported by NASDAQ.

           Expected life of grants:    Five years.

           Risk free interest rate:    Yield on five-year  U.S.  Treasury  Notes
                                       maturing five years from date of grant.

           Contractual term of grant:  Ten years.

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1996, 1995, and 1994, respectively and the changes during the years ended on those dates is presented below.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

EMPLOYEE STOCK OPTIONS
----------------------

                                   1994                                1995                              1996
                                   ----                                ----                              ----
    EMPLOYEE                           WEIGHTED AVG.                       WEIGHTED AVG.                      WEIGHTED AVG.
     OPTIONS                 SHARES   EXERCISE PRICE            SHARES    EXERCISE PRICE            SHARES   EXERCISE PRICE
     -------                 ------   --------------            ------    --------------            ------   --------------

Outstanding at
the beginning of year       327,500      $ 6.387               503,250        $8.731               582,400        $8.853

Options granted             221,000      $11.892               166,500        $8.867               102,500        $5.848

Options exercised                 0          n/a                (8,000)       $5.500                (1,000)       $5.500

Options forfeited           (45,250)     $ 7.207               (79,350)       $8.450               (46,900)       $7.069
                            -------                            -------                             -------

Outstanding at end of year  503,250      $ 8.731               582,400        $8.853               637,000        $8.506
                            =======                            =======                             =======

Options exercisable at
year-end.                    45,000           --               126,760            --               229,000             -

Weighted-avg.
fair value of options
granted during the year.     $6.292           --                $4.573            --                $2.707             -

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The following table summarizes information about employee stock options outstanding at December 31, 1996:


                                                      WEIGHTED-
                                NUMBER OF              AVERAGE              WEIGHTED-           NUMBER OF             WEIGHTED-
        RANGE OF                 OPTIONS              REMAINING              AVERAGE             OPTIONS               AVERAGE
        EXERCISE               OUTSTANDING           CONTRACTUAL            EXERCISE           EXERCISABLE            EXERCISE
         PRICE                 AT 12/31/96              LIFE                  PRICE            AT 12/31/96              PRICE
        --------               -----------           -----------            ---------          -----------            ---------

     $ 4.00 - $ 4.99                2,500                  9.9              $  4.25                     0                   --
     $ 5.00 - $ 5.99              155,000                  8.3              $ 5.736                34,500              $ 5.500
     $ 6.00 - $ 6.99              125,000                  5.5              $ 6.738               103,500              $ 6.790
     $ 7.00 - $ 7.99               27,000                  6.9              $  7.00                16,200              $  7.00
     $ 8.00 - $ 8.99              140,500                  8.1              $ 8.866                     0                   --
     $10.00 - $10.99                1,250                  7.1              $10.750                   500              $10.750
     $11.00 - $11.99                1,250                  7.5              $ 11.25                   500              $11.250
     $12.00 - $12.99              184,500                  7.7              $ 12.00                73,800              $ 12.00
                                  -------                                                         -------
                                  637,000                                                         229,000
                                  =======                                                         =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NON-EMPLOYEE DIRECTOR STOCK OPTIONS
-----------------------------------

                                   1994                                1995                              1996
                                   ----                                ----                              ----
  NON-EMPLOYEE
    DIRECTOR                           WEIGHTED AVG.                        WEIGHTED AVG.                     WEIGHTED AVG.
  STOCK OPTIONS              SHARES   EXERCISE PRICE            SHARES     EXERCISE PRICE           SHARES   EXERCISE PRICE
  -------------              ------   --------------            ------     --------------           ------   --------------

 Outstanding at the               0              n/a                 0                  0          150,000           $8.825
  beginning of year

 Options granted                  0              n/a           150,000             $8.825           35,000           $6.107

 Options exercised                0              n/a                 0                  0                0           $8.825

 Options forfeited                0              n/a                 0                  0                0                0
                             ------                            -------                             -------
 Outstanding at                   0              n/a           150,000             $8.825          185,000           $8.311
  end of year                ======                            =======                             =======

 Options exercisable at           0               --           150,000                 --          185,000               --
  year-end.

 Weighted-avg. fair value of      0               --            $4.509                 --           $2.881               --
  options granted
  during the year.


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The following table summarizes information about non-employee director stock options outstanding at December 31, 1996:


                                                      WEIGHTED-
                                NUMBER OF              AVERAGE              WEIGHTED-            NUMBER OF         WEIGHTED-
      RANGE OF                   OPTIONS              REMAINING             AVERAGE               OPTIONS           AVERAGE
      EXERCISE                 OUTSTANDING           CONTRACTUAL            EXERCISE            EXERCISABLE        EXERCISE
       PRICE                   AT 12/31/96              LIFE                 PRICE              AT 12/31/96         PRICE
       -----                   -----------              ----                 -----              -----------         -----

    $6.00 - $6.99                35,000                  9.3                $6.107                35,000            $6.107
    $7.00 - $7.99                10,000                  8.3                $7.875                10,000            $7.875
    $8.00 - $8.99               120,000                  8.1                $8.875               120,000            $8.875
    $9.00 - $9.99                20,000                  8.2                $ 9.00                20,000            $ 9.00
                               --------                                                          -------
                                185,000                                                          185,000
                               ========                                                          =======

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



                                                                       AMOUNTS CHARGED
                                                  BALANCE AT             (CREDITED)                        BALANCE AT
                                                  BEGINNING            TO RESULTS OF                         END OF
                                                  OF PERIOD              OPERATIONS        DEDUCTIONS(2)     PERIOD
                                                  ---------              ----------        -------------     ------
DESCRIPTION
-----------

YEAR ENDED DECEMBER 31, 1994:
Contracts receivable reserves                        $10,490                $(2,000)          $1,545         $6,945
Other receivable reserves (1)                          5,369                   (378)           2,626          2,365
                                                     -------                -------           ------         ------
         Total                                       $15,859                $(2,378)          $4,171         $9,310
                                                     =======                =======           ======         ======

YEAR ENDED DECEMBER 31, 1995:
Contracts receivable reserves                        $ 6,945                $(1,516)          $1,076         $4,353
Other receivable reserves (1)                          2,365                   2,173             732          3,806
                                                     -------                --------          ------         ------
    Total                                            $ 9,310                $    657          $1,808         $8,159
                                                     =======                ========          ======         ======

YEAR ENDED DECEMBER 31, 1996:
Contracts receivable reserves                        $ 4,353                $(1,300)         $   923         $2,130
Other receivable reserves (1)                          3,806                   (784)             290          2,732
                                                     -------                --------          ------         ------
    Total                                            $ 8,159                $(2,084)          $1,213         $4,862
                                                     =======                ========          ======         ======


---------------

(1)      Reserves are a deduction from mortgages, notes and other receivables.
(2) Deductions represents amounts charged to reserves resulting from the cancellation, write-off, sale or other disposition of the related receivables.