Form 10-Q/A
period 1997-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1997-09-16
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------


                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission File Number:  1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of Registrant as specified in its charter)

DELAWARE                                    59-0720444
---------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2601 South Bayshore Drive
MIAMI, FLORIDA                              33133-5461
---------------                             ----------
(Address of principal executive offices)    (Zip Code)


         Registrant's telephone number:  (305) 859-4000
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

                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE
                                                                         NO.
                                                                        ----
PART I.  -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996 ...................................   1

                  Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 1997 and 1996 .........   2

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1997 and 1996 .................   3

                  Notes to Consolidated Financial Statements ..........   4


         Item 2.  Management's  Discussion  and Analysis of
                  Financial  Condition and Results of Operations ......   7


PART II.  -  OTHER INFORMATION


         Item 1.  Legal Proceedings ...................................  26


         Item 2.  Change in Securities ................................  27


         Item 4.  Submission of Matters to a Vote of Security Holders .  28


         Item 6.  Exhibits and Reports on Form 8-K ....................  29

PART I.    -      FINANCIAL INFORMATION

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

                                                                 2

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

         The holders of the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, cash dividends on each share of preferred stock at an annual rate equal to 20% of the Liquidation Preference in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the preferred stock is originally issued by the Company, and will be payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 1997. As of June 30, 1997, the Series A Preferred Stock Liquidation Preference was $8.875 million and the corresponding undeclared but accumulated and unpaid dividends were $0.023 million. As of June 30, 1997, the Series B Preferred Stock Liquidation Preference was $10 million and the corresponding undeclared but accumulated and unpaid dividends were $0.038 million. The total undeclared but accumulated dividends as of June 30, 1997 did not materially affect the net income (loss) per common share. Following an Event of Default (as defined in the respective Statement of Designation with respect to the Series A Preferred Stock or the Series B Preferred Stock, dividends accumulate at an annual rate equal to 23% of the Liquidation Preference.

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

         If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt, capital and operating expenditures, the Company did not have any Available Cash to enable it to make payments on the Cash Flow Notes through June 30, 1997. Accordingly, the Company did not accrue any interest on the Cash Flow Notes during the six months ended June 30, 1997 and 1996. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having, in respect of the Cash Flow Notes, Available Cash on a payment date in the foreseeable future.

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

         Subsequent to the foregoing alleged events, the Florida Real Estate Commission discovered that escrow deposits were missing from Florida Home Finder's accounts and brought an action in St. Lucie County circuit court seeking the appointment of a receiver for the property and business of Florida Home Finders. State of Florida, Department of Business and Professional Regulation v. Florida Home Finders, Inc. et al., Case No. 95-1092-CA 17 (St. Lucie Cty. Cir. Ct.) A receiver was appointed for Florida Home Finders in October 1995. In November 1995, the Company intervened in the receivership proceeding to (i) protect the Company's interest in the $2.0 million paid under the purchase money note given by FHF Trust in favor of the Company, and (ii) assert claims against the receivership estate for money owed to the Company in connection with the sale of Florida Home Finders to Messrs. Law and Schiff. The receivers have sold the Florida Home Finders' assets (other than litigation claims against third parties, which have been retained by the receiver) to All Florida Property Management, Inc., a Florida corporation; however the sales proceeds are being held by the receiver pending the court's order directing disbursement.

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

         The Company agreed with the receiver on May 5, 1997 to a tentative settlement of all matters pending final documentation, the satisfaction of certain conditions and court approval. The documentation of the settlement was finalized and submitted to the court for approval on or about August 6, 1997. At a hearing on August 26, 1997, the court indicated that it would approve the terms of the settlement agreement, although no such Order has been entered by the court at this time. If a final Order is entered by the court approving the settlement agreement, the terms of the settlement will not have a material, adverse financial affect on the Company.

         REGENCY ISLAND DUNES. In connection with the construction of the Regency Island Dunes Condominium Project in Jensen Beach, Florida, various disputes have arisen between the Company's subsidiary, Regency Island Dunes, Inc. ("Regency"), and the general contractor, Foley and Associates Construction Company, Inc. ("Foley"), regarding completion of the first phase of the project containing 72 units. As a result, Foley filed suit in the Circuit Court of St. Lucie County under the caption of Foley and Associates Construction, Inc. v. Regency Island Dunes, Inc. and Atlantic Gulf Communities Corporation, Case No. 96-1569-CA-03 (St. Lucie Cty. Cir. Ct.) alleging breach of the construction contract, claims for lost profits and delay damages as well as various counts claiming fraudulent transfers of funds from Regency to the Company. This case was filed by Foley in addition to Foley's demand for arbitration before the American Arbitration Association as required pursuant to the terms of the construction contract between Regency and Foley. Regency has asserted counterclaims for Foley's failure to properly staff the job and refusal to perform corrective work which was performed at Regency's expense, and all such sums incurred by Regency would offset Foley's contract claim. The costs of corrective work already incurred together with Regency's claims for delay damages and penalties exceed Foley's claims for the unpaid contract balance. In addition, in the case styled Regency Island Dunes Inc. v. Foley and Associates Construction Company, Inc., Case No. 96-1532 CA-17 (St. Lucie Cty. Cir. Ct.), Regency filed its action to discharge the construction lien filed by Foley on the basis that the lien claim was inflated and was recorded against units which had previously been conveyed to third party purchasers as well as additional lands not included within the construction contract between the parties. The preceding two cases have been consolidated and partially stayed pending resolution of the contract disputes in arbitration. In Regency Island Dunes, Inc. v. National Fire Insurance Company of Hartford and Foley and Associates Construction Company, Inc., refiled under Case No. 97-14075, U.S.D.C., Southern District of Florida, Regency filed suit to recover damages against Foley's surety for corrective work performed by Regency as well as various other claims for damages asserted by Regency in the arbitration described above. The Federal Court dismissed this action because the arbitration proceeding will be dispositive of the issues against the surety. The arbitration proceeding commenced on July 1, 1997 and was completed on July 28, 1997. The arbitration panel entered an award on August 26,1997, in which $2,839,546 was awarded Foley on its claims and $442,000 was awarded Regency on its counterclaims. The Company intends to vigorously contest the arbitration panel's award.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
------            --------------------------------


(a) Exhibits required by Item 601 of Regulation S-K

            10     (a)   Form of Mortgage and Security Agreement, as of June 23,
                         1997, to the Bank of New York.

                   (b) Form of Personal Property Security Agreement, as of June 23, 1997, in favor of The Bank of New York.

                   (c) Form of Stock Pledge Agreement, as of June 23, 1997, in favor of The Bank of New York.

                   (d) Form of Junior Mortgage and Security Agreement, as of June 23, 1997, to Foothill Capital Corporation.

                   (e) Form of Junior Personal Property Security Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

                   (f) Form of Junior Stock Pledge Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

            27    Financial Data Schedule.



(b) Reports on Form 8-K

         The  Company  filed a report on Form 8-K on June 5, 1997,  pursuant  to
Item 5, Other Events, reporting that the Company and Apollo entered into an Amended and Restated Investment Agreement dated as of February 7, 1997, amended as of March 20, 1997, and amended and restated as of May 15, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                      ATLANTIC GULF COMMUNITIES CORPORATION




Date: September 16, 1997                  /s/ J. LARRY RUTHERFORD
                                          ----------------------------------
                                              J. Larry Rutherford
                                              Chairman of the Board,
                                              President, and
                                              Chief Executive Officer






Date:  September 16, 1997                  /s/ CALLIS N. CARLETON
                                          ----------------------------------
                                               Callis N. Carleton
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


         EXHIBIT   DESCRIPTION
         -------   -----------

            10     (a)   Form of Mortgage and Security Agreement, as of June 23,
                         1997, to the Bank of New York.

                   (b) Form of Personal Property Security Agreement, as of June 23, 1997, in favor of The Bank of New York.

                   (c) Form of Stock Pledge Agreement, as of June 23, 1997, in favor of The Bank of New York.

                   (d) Form of Junior Mortgage and Security Agreement, as of June 23, 1997, to Foothill Capital Corporation.

                   (e) Form of Junior Personal Property Security Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

                   (f) Form of Junior Stock Pledge Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

            27    Financial Data Schedule.