Form 10-K/A
period 1996-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-09-22
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------



                                   FORM 10-K/A



                                 AMENDMENT NO. 3

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

PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

         27      Financial Data Schedule

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

                                                   Date:  September 22, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




SIGNATURES                           TITLE                          DATE
----------                           -----                          ----


/s/ J. Larry Rutherford
-----------------------        Chairman of the Board,        September 22, 1997
J. Larry Rutherford            President and Chief
                               Executive Officer,
                               Director


/s/ Callis N. Carleton
-----------------------        Vice President and            September 22, 1997
Callis N. Carleton             Controller (Principal
                               Accounting Officer)

SIGNATURES                      TITLE                            DATE
----------                      -----                            ----



-----------------------        Director                      September __, 1997
Lee Neibart


/s/ Ricardo Koenigsberger
-------------------------      Director                      September 22, 1997
Ricardo Koenigsberger


/s/ Gerald N. Agranoff
-------------------------      Director                      September 22, 1997
Gerald N. Agranoff


/s/ James M. DeFrancia
-------------------------      Director                      September 22, 1997
James M. DeFrancia


/s/ Charles K. MacDonald
-------------------------      Director                      September 22, 1997
Charles K. MacDonald

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

                                  EXHIBIT INDEX


     Exhibit                       Description
     -------                       -----------

       27                          Financial Data Schedule