Form 10-Q/A
period 1997-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1997-09-22
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------




                                    FORM 10-Q/A

                                  AMENDMENT NO. 2


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



                      ATLANTIC GULF COMMUNITIES CORPORATION





Date: September 22, 1997                  /s/ J. LARRY RUTHERFORD
                                          ----------------------------------
                                              J. Larry Rutherford
                                              Chairman of the Board,
                                              President, and
                                              Chief Executive Officer






Date:  September 22, 1997                  /s/ CALLIS N. CARLETON
                                          ----------------------------------
                                               Callis N. Carleton
                                               Vice President and Controller
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