Form 10-Q/A
period 1997-03-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-10-07
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


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

PART I. -   FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
            --------------------


             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                        MARCH 31,     DECEMBER 31,
                                                          1997           1996
                                                      -----------     ------------
         ASSETS                                       (UNAUDITED)
         ------

Cash and cash equivalents                              $   2,458      $   7,050
Restricted cash and cash equivalents                       6,004          6,034
Contracts receivable, net                                  8,773          9,649
Mortgages, notes and other receivables, net               55,170         63,800
Land and residential inventory                           146,485        153,417
Property, plant and equipment, net                         2,802          2,911
Other assets, net                                         25,153         20,532
                                                       ---------      ---------

Total assets                                           $ 246,845      $ 263,393
                                                       =========      =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------



Accounts payable and accrued liabilities               $   9,322      $  16,914
Customers' and other deposits                              5,945          5,483
Other liabilities                                         13,267         15,393
Notes, mortgages and capital leases                      169,145        169,215
                                                       ---------      ---------
                                                         197,679        207,005
                                                       ---------      ---------
Stockholders' equity
         Common stock, $.10 par value; 15,665,000
               shares authorized; 9,807,997 and
               9,795,642 shares issued                       981            980
         Contributed capital                             122,176        122,123
         Accumulated deficit                             (67,982)       (60,706)
         Minimum pension liability adjustment             (6,000)        (6,000)
         Treasury stock, 86,277 shares, at cost               (9)            (9)
                                                       ---------      ---------
Total stockholders' equity                                49,166         56,388
                                                       ---------      ---------
Total liabilities and stockholders' equity             $ 246,845      $ 263,393
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

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       --------------------
                                                                          1997         1996
                                                                       --------    --------

Cash flows from operating activities:
  Net income (loss)                                                    $ (7,276)   $  3,365
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                       1,072       1,212
      Gain from utility condemnations or sales                               --      (4,846)
      Extraordinary gain from extinguishment of debt                         --      (3,770)
      Other (income) expense                                                 81        (231)
      Reorganization items                                                 (175)       (597)
      Other net changes in assets and liabilities:
        Restricted cash                                                      30       1,787
        Receivables                                                      (2,951)     13,483
        Land and residential inventory                                    6,956       8,029
        Other assets                                                     (4,999)     (4,242)
        Accounts payable and accrued liabilities                         (7,404)     (4,571)
        Customer deposits                                                   462      (1,320)
        Other liabilities                                                  (215)       (526)
        Other, net                                                           --         (11)
                                                                       --------    --------
          Net cash provided by (used in) operating activities           (14,419)      7,762
                                                                       --------    --------
Cash flows from investing activities:
    Additions to property, plant and equipment, net                         (75)        (48)
    Proceeds from utility system sale                                        --       1,244
    Funds withdrawn from utility trust accounts                          12,109          --
                                                                       --------    --------
          Net cash provided by investing activities                      12,034       1,196
                                                                       --------    --------
Cash flows from financing activities:
    Borrowings under credit agreements                                   52,857      15,935
    Repayments under credit agreements                                  (53,461)    (23,935)
    Principal payments on other liabilities                              (1,603)     (2,232)
          Net cash used in financing activities                        --------    --------
          Net cash used in financing activities                          (2,207)    (10,232)
                                                                       --------    --------


Decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period                         (4,592)     (1,274)
Cash and cash equivalents at end of period                                7,050       3,560
                                                                       --------    --------
                                                                       $  2,458    $  2,286
                                                                       ========    ========
Supplemental cash flow information:

Interest payments, net of amounts capitalized
                                                                       $  2,483    $  4,625
                                                                       ========    ========
Reorganization item payments
                                                                       $  1,644    $  2,428
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


         Other expense of $440,000 in the first quarter of 1997 represented a loss on a transaction with First Bank of Boston recorded as a secured borrowing. This transaction involved the transfer of $9.3 million of land mortgage receivables to the First Bank of Boston in March 1997 for an initial cash distribution of $7.0 million plus a residual interest in the portfolio. The proceeds were used to reduce corporate debt and to fund ongoing operations.

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


LIQUIDITY & CAPITAL RESOURCES
-----------------------------


         As of March 31, 1997, the Company's cash and cash equivalents totaled approximately $2.5 million. The Company also had restricted cash and cash equivalents of $6.0 million, which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $4.6 million decrease in cash and cash equivalents during the first quarter of 1997, $14.4 million was used in operating activities and $2.2 million was used in financing activities, partially offset by $12.0 million provided by investing activities.


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


         Cash used in financing activities includes $37.5 million of principal payments on January 3, 1997 to repay in full the Company's Unsecured 12% Notes and $1.6 million in principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings. These payments were partially offset by net borrowings of $18.1 million under the Reducing Revolving Loan with Foothill, which were used along with the $12.1 million of excess funds from the various utility trust accounts to repay the Unsecured 12% Notes. In addition, the Company had net borrowings of $13.2 million associated with the financing of the Company's mortgage receivables and net borrowings of $5.6 million on new project financings.


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

         The Company's remaining material obligations for 1997 include (i) principal repayments on the Foothill debt up to $43.3 million as more fully described below, and (ii) the final principal and interest payments on the Company's Section 365(j) lien and deferred property tax liabilities totaling $1.5 million which is due in the third quarter of 1997. The Company's 1997 business plan also contemplates full year expenditures for development, construction and other capital improvements estimated at approximately $50 million, of which a substantial portion will require funding through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan will be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

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

         As previously disclosed by the Company in a current report on Form 8-K dated February 13, 1997 and in an annual report on Form 10-k for the fiscal year ended December 31, 1996, the Company executed an Investment Agreement Note Agreement with AP-AGC, LLC, a Delaware limited liability company and an affiliate of Apollo Real Estate Advisors II, L.P., a New York-based investment fund ("Apollo"). Subject to the terms of the Investment Agreement and the approval of certain charter amendments by the Company's stockholders, Apollo would invest $25 million in new Series A 20% cumulative redeemable convertible preferred stock of the Company (the "Series A Preferred Stock"). The Investment Agreement also contemplates that the Company would seek the approval of its stockholders of a charter amendment authorizing an additional $10 million of new Series B 20% cumulative redeemable convertible preferred stock of the Company (the "Series B Preferred Stock") to be made available to the Company's stockholders in a rights offering (the "Series B Rights Offering"). The 20% cumulative dividend rate on the Series A and Series B Preferred Stock would accumulate unless declared and paid by the Company.

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

         The Company anticipates that the proceeds from the Series A Preferred Stock closings would be available for new project acquisition and development through the special purpose subsidiary described above) while the net proceeds from the Series B Rights Offering would be available to the Company for general corporate purposes, including the repayment of debt owed to Foothill.

         The Company expects the above discussed amendments to the Investment Agreement will among other things, also provide for warrants to purchase 2 million shares of the Company's common stock to be part of the Series B Rights Offering, and a possible private placement by the Company, with financial purchasers unaffiliated with Apollo, of newly issued common stock, additional Series B Preferred Stock, and warrants to purchase additional common stock. The gross proceeds to the Company from the private placement could be up to $20 million.

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

     The Company tentatively agreed with the receiver on May 5, 1997 to a settlement of all matters pending final documentation, the satisfaction of certain conditions and court approval. The terms of the settlement, if finalized, will not have a material, adverse financial effect on the Company.

         REGENCY ISLAND DUNES. In connection with the construction of the Regency Island Dunes Condominium Project in Jensen Beach, Florida, various disputes have arisen between the Company's subsidiary, Regency Island Dunes, Inc. ("Regency"), and the general contractor, Foley and Associates Construction Company, Inc. ("Foley"), regarding completion of the first phase of the project containing 72 units. As a result, Foley filed suit in the Circuit Court of St. Lucie County under the caption of FOLEY AND ASSOCIATES CONSTRUCTION, INC. V. REGENCY ISLAND DUNES, INC. AND ATLANTIC GULF COMMUNITIES CORPORATION, Case No. 96-1569-CA-03 (St. Lucie Cty. Cir. Ct.) alleging breach of the construction contract, claims for lost profits and delay damages as well as various counts claiming fraudulent transfers of funds from Regency to the Company. This case was filed by Foley in addition to Foley's demand for arbitration before the American Arbitration Association as required pursuant to the terms of the construction contract between Regency and Foley. Regency has asserted counterclaims for Foley's failure to properly staff the job and refusal to perform corrective work which was performed at Regency's expense, all such sums incurred by Regency would offset Foley's contract claim. The costs of corrective work already incurred together with Regency's claims for delay damages and penalties exceed Foley's claims for the unpaid contract balance. In addition, in the case styled REGENCY ISLAND DUNES INC. V. FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., Case No. 96-1532 CA-17 (St. Lucie Cty. Cir. Ct.), Regency filed its action to discharge the construction lien filed by Foley on the basis that the lien claim was inflated and was recorded against units which had previously been conveyed to third party purchasers as well as additional lands not included within the construction contract between the parties. The preceding two cases have been consolidated and partially stayed pending resolution of the contract disputes in arbitration. In REGENCY ISLAND DUNES, INC. V. NATIONAL FIRE INSURANCE COMPANY OF HARTFORD AND FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., now refiled under Case No. 97-14075, U.S.D.C., Southern District of Florida, Regency filed suit to recover damages against Foley's surety for corrective work performed by Regency as well as various other claims for damages asserted by Regency in the arbitration described above. In addition, based upon a separate construction contract between Regency and Foley for the construction of the second phase of the Regency Island Dunes Condominium Project, Foley filed a demand for arbitration in March 1997 asserting breach of contract relating to change orders, release of retainage and Foley's requests for extensions of time. The dispute with Foley in connection with the second phase has escalated and Foley has filed a claim of lien which includes retainage, overhead and unauthorized change orders. The Company continues discussions with Foley to resolve these matters. In the event the settlement discussions are unsuccessful, the Company and Regency will vigorously defend the claims asserted by Foley and aggressively pursue their claims against Foley and the surety.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits required by Item 601 of Regulation S-K


        *(10.1) Utility Lot Trust Agreement, dated as of December 26, 1996, between Atlantic Gulf Communities Corporation and the Division of Florida Land Sales, Condominiums, and Mobile Homes, and Peninsula State Title, as Trustee.

        *(10.2) Restated, Amended and Consolidated Trust Agreement, dated as of December 26, 1996, amended as of December 30, 1996, between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida, as Trustee.

        *(10.3)         First   Amendment   to   the   Restated,   Amended   and
                        Consolidated Trust Agreement dated as of December 26, 1996, amended as of December 30, 1996.


         (27)           Financial Data Schedule.

--------------------
* previously filed

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


                      ATLANTIC GULF COMMUNITIES CORPORATION





Date:  October 7, 1997                 /s/ THOMAS W. JEFFREY
                                       -------------------------------
                                           Thomas W. Jeffrey
                                           Executive Vice President
                                           and Chief Financial Officer






Date:  October 7, 1997                 /s/ CALLIS N. CARLETON
                                       -------------------------------
                                           Callis N. Carleton
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


         EXHIBIT   DESCRIPTION
         -------   -----------

        *(10.1) Utility Lot Trust Agreement, dated as of December 26, 1996, between Atlantic Gulf Communities Corporation and the Division of Florida Land Sales, Condominiums, and Mobile Homes, and Peninsula State Title, as Trustee.

        *(10.2) Restated, Amended and Consolidated Trust Agreement, dated as of December 26, 1996, amended as of December 30, 1996, between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida, as Trustee.

        *(10.3)         First   Amendment   to   the   Restated,   Amended   and
                        Consolidated Trust Agreement dated as of December 26, 1996, amended as of December 30, 1996.

         (27)           Financial Data Schedule.

--------------------
* previously filed

(b) Reports on Form 8-K

         The Company filed a report on Form 8-K on February 13, 1997, pursuant to Item 5, Other Events, reporting that the Company entered into an Investment Agreement dated as of February 7, 1997 with Apollo.