Form 10-Q/A
period 1997-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1997-10-07
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------




                                    FORM 10-Q/A

                                  AMENDMENT NO. 3


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

ITEM 1.           FINANCIAL STATEMENTS
                  --------------------


             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                       June 30,     December 31,
                                                        1997           1996
                                                      ---------     -----------
         ASSETS                                      (unaudited)
         ------


Cash and cash equivalents                             $   4,461       $   7,050
Restricted cash and cash equivalents                      3,971           6,034
Contracts receivable, net                                 7,979           9,649
Mortgages, notes and other receivables, net              48,018          63,800
Land and residential inventory                          140,066         153,417
Property, plant and equipment, net                        2,730           2,911
Other assets, net                                        25,704          20,532
                                                      ---------       ---------

Total assets                                          $ 232,929       $ 263,393
                                                      =========       =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------


Accounts payable and accrued liabilities              $  11,408       $  16,914
Customers' and other deposits                             4,369           5,483
Other liabilities                                        12,378          15,393
Notes, mortgages and capital leases                     137,140         169,215
                                                      ---------       ---------
                                                        165,295         207,005
                                                      ---------       ---------

Cumulative Redeemable Convertible Preferred Stock
         Series A preferred stock                         7,796            --
         Series B preferred stock                         9,055            --
                                                      ---------       ---------
                                                         16,851            --
                                                      ---------       ---------
Stockholders' equity
         Common stock, $.10 par value; 70,000,000
            and 15,665,000 shares authorized;
            11,595,354 and 9,795,642 shares issued        1,160             980
         Contributed capital                            132,284         122,123
         Accumulated deficit                            (76,652)        (60,706)
         Minimum pension liability adjustment            (6,000)         (6,000)
         Treasury stock, 86,277 shares, at cost              (9)             (9)
                                                      ---------       ---------

Total stockholders' equity                               50,783          56,388
                                                      ---------       ---------

Total liabilities and stockholders' equity            $ 232,929       $ 263,393
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


             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1997 and 1996
                      (in thousands, except per share data)
                                   (unaudited)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                         ---------------------         -------------------
Revenues:                                                  1997         1996             1997       1996
                                                         --------      -------         --------    -------

    Real estate sales:
         Homesite                                        $  9,532      $ 9,627         $ 12,082    $24,225
         Tract                                              6,042       30,204           12,706     35,949
         Residential                                        2,201        6,451            9,271      9,321
                                                         --------      -------         --------    -------
      Total real estate sales                              17,775       46,282           34,059     69,495
    Other operating revenue                                   852        1,149            1,445      2,282
    Interest income                                         1,745        1,789            3,117      3,130
    Other income:
      Reorganization reserves                               1,365         --              1,794      1,267
      Other income                                            530        2,509              530      7,329
                                                         --------      -------         --------    -------
         Total revenues                                    22,267       51,729           40,945     83,503
                                                         --------      -------         --------    -------
Costs and expenses:
    Cost of real estate sales:
         Homesite                                           9,268        7,494           11,256     18,413
         Tract                                              5,538       24,906           11,693     29,609
         Residential                                        3,082        4,896            8,398      7,071
                                                         --------      -------         --------    -------
      Total cost of real estate sales                      17,888       37,296           31,347     55,093
    Selling expense                                         1,889        3,272            4,018      5,824
    Other operating expense                                   298          558              628      1,257
    Other real estate costs                                 2,896        4,435            5,802      8,692
    General and administrative expense                      2,456        2,256            4,656      5,386
    Depreciation                                              169          223              353        472
    Cost of borrowing, net of amounts capitalized           4,699        3,098            8,734      6,386
    Other expense                                             642           95            1,353        302
                                                         --------      -------         --------    -------
         Total costs and expenses                          30,937       51,233           56,891     83,412
                                                         --------      -------         --------    -------
Income (loss) before extraordinary item                    (8,670)         496          (15,946)        91
Extraordinary gain on extinguishment of debt                 --           --               --        3,770
                                                         --------      -------         --------    -------
Net income (loss)                                        $ (8,670)     $   496         $(15,946)   $ 3,861
                                                         ========      =======         ========    =======
Net income (loss) before extraordinary item
    per common share                                     $   (.88)     $   .05         $  (1.63)   $   .01
                                                         ========      =======         ========    =======
Net income (loss) per common share                       $   (.88)     $   .05         $  (1.63)   $   .40
                                                         ========      =======         ========    =======
Weighted average common shares outstanding                  9,863        9,699            9,793      9,716
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

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       --------------------
                                                                          1997        1996
                                                                       --------    --------

Cash flows from operating activities:
  Net income (loss)                                                    $(15,946)   $  3,861
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                       2,998       2,605
      Gain from utility condemnations or sales                               --      (5,684)
      Extraordinary gain from extinguishment of debt                         --      (3,770)
      Other income                                                       (1,337)     (1,881)
      Reorganization items                                                  179        (882)
      Land acquisitions                                                  (5,572)     (7,903)
      Other net changes in assets and liabilities:
         Restricted cash                                                  2,063       2,738
         Receivables                                                      4,798      10,002
         Land and residential  inventory                                 19,197      37,295
         Other assets                                                    (8,668)     (6,462)
         Accounts payable and accrued liabilities                        (5,252)     (4,867)
         Customer deposits                                               (1,114)     (1,638)
         Other liabilities                                                 (483)     (1,060)
         Other, net                                                          --        (261)
                                                                       --------    --------
            Net cash provided by (used in) operating activities          (9,137)     22,093
                                                                       --------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment, net                         (172)       (167)
   Proceeds from sale of property, plant and equipment, net                  --         773
   Proceeds from utility condemnations or sales                              --      25,690
   Funds withdrawn from utility trust accounts                           12,109          --
                                                                       --------    --------
            Net cash provided by investing activities                    11,937      26,296
                                                                       --------    --------

Cash flows from financing activities:
   Borrowings under credit agreements                                    66,699      25,448
   Repayments under credit agreements                                   (99,745)    (66,081)
   Principal payments on other liabilities                               (1,218)     (2,380)
   Proceeds from issuance of common stock                                10,000          --
   Proceeds from issuance of preferred stock                             18,875          --
                                                                       --------    --------
            Net cash used in financing activities                        (5,389)    (43,013)
                                                                       --------    --------

Increase (decrease) in cash and cash equivalents                         (2,589)      5,376
Cash and cash equivalents at beginning of period                          7,050       3,560
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  4,461    $  8,936
                                                                       ========    ========

Supplemental cash flow information:
    Interest payments, net of amounts capitalized                      $  4,951    $  3,827
                                                                       ========    ========
    Reorganization item payments                                       $    900    $  2,861
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

                              Results of Operations
                              ---------------------

            Comparison of the Six Months Ended June 30, 1997 and 1996
            ---------------------------------------------------------

         The Company's results of operations for the six months ended June 30, 1997 and 1996 are summarized by line of business, as follows:


                                         Combining Results of Operations by Line of Business
                                         ---------------------------------------------------

                                                   Six Months Ended June 30, 1997

                                                      (in thousands of dollars)

                                                             (unaudited)

                                    HOMESITE     TRACT    RESIDENTIAL   OTHER       BUSINESS  ADMINISTRATIVE
                                     SALES       SALES       SALES    OPERATIONS  DEVELOPMENT    & OTHER       TOTAL
                                     -----       -----       -----    ----------  ----------- --------------   -----
Revenues:

  Real estate sales                $  12,082   $  12,706 $    9,271   $            $           $            $  34,059

  Other operating revenues               401                              1,044                                 1,445


  Interest income                                                         2,198                      919        3,117


  Other income:

   Reorganization reserves                                                  532                    1,262        1,794


   Other income                                                                                      530          530
                                  -----------------------------------------------------------------------------------
Total revenues                        12,483      12,706      9,271       3,774                    2,711       40,945
                                  -----------------------------------------------------------------------------------


Costs and expenses:

  Cost of real estate sales           11,256      11,693      8,398                                            31,347

  Selling expense                      2,116       1,631        239                      32                     4,018

  Other operating expense                                                   628                                   628

  Other real estate costs:

    Property tax, net                                                                              1,731        1,731

    Other real estate overhead           650         699        138         348       1,347          889        4,071

  General and administrative expense                                                               4,656        4,656

  Depreciation                             7          31          2          62                      251          353


  Cost of borrowing, net                                                                           8,734        8,734

  Other expense                                                              96         462          795        1,353
                                  -----------------------------------------------------------------------------------
Total costs and expenses              14,029      14,054      8,777       1,134       1,841       17,056       56,891
                                  -----------------------------------------------------------------------------------
Net income (loss)                  $  (1,546)  $  (1,348) $     494   $   2,640  $   (1,841)   $ (14,345)   $ (15,946)
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


         Cost of borrowing, net of capitalized interest increased $2.3 million in the first six months of 1997 compared to the same period in 1996 primarily due to a $1.3 million increase in debt issue costs including a $1.0 million fee paid to Foothill in 1997 pursuant to an amendment of the Revolving Loan Agreement on March 31, 1997. Additionally, there was a $539,000 decrease in interest capitalized to land inventory corresponding to a decrease in land under development. During the six months ended June 30, 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."

         Other expense in the first six months of 1997 included a $468,000 loss on a transaction with First Bank of Boston recorded as a secured borrowing. This transaction involved the transfer of 9.3 million of land mortgage receivables to the First Bank of Boston in March 1997 for an initial cash distribution of $7.0 million plus a residual interest in the portfolio. The proceeds were used to reduce corporate debt and to fund ongoing operations.



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


                                                   Combining Results of Operations by Line of Business

                                                            Three Months Ended June 30, 1997

                                                                (in thousands of dollars)
                                                                       (unaudited)

                                    HOMESITE    TRACT    RESIDENTIAL      OTHER       BUSINESS     ADMINISTRATIVE
                                     SALES      SALES      SALES        OPERATIONS   DEVELOPMENT       & OTHER      TOTAL
                                     -----      -----      -----        ----------   -----------       -------      -----
Revenues:

  Real estate sales                $   9,532  $  6,042   $  2,201      $             $               $            $ 17,775

  Other operating revenue                391                                 461                                       852


  Interest income                                                          1,080                           665       1,745


  Other income:

   Reorganization reserves                                                   265                         1,100       1,365

   Other income                                                                                            530         530


                                 -----------------------------------------------------------------------------------------
Total revenues                         9,923     6,042      2,201          1,806                         2,295      22,267
                                 -----------------------------------------------------------------------------------------


Costs and expenses:

  Cost of real estate sales            9,268     5,538      3,082                                                   17,888

  Selling expense                      1,205       828       (168)                           24                      1,889

  Other operating expense                                                    298                                       298

  Other real estate costs:

    Property tax, net                                                                                      820         820

    Other real estate overhead           287       355        115            160            690            469       2,076

  General and administrative                                                                             2,456       2,456

  Depreciation                             3        16                        33                           117         169


  Cost of borrowing, net                                                                                 4,699       4,699

  Other expense                                                                             287            355         642
                                 -----------------------------------------------------------------------------------------
Total costs and expenses              10,763     6,737      3,029            491          1,001          8,916      30,937


                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $    (840) $   (695)  $   (828)     $   1,315        $(1,001)    $   (6,621)  $  (8,670)
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


         Cost of borrowing, net of capitalized interest increased $1.6 million in the second quarter of 1997 compared to the same period in 1996 primarily due to the $1.0 million fee paid to Foothill in 1997 pursuant to an amendment of the Revolving Loan Agreement on March 31, 1997. During the three months ended June 30, 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."


Liquidity & Capital Resources
-----------------------------


         As of June 30, 1997, the Company's cash and cash equivalents totaled approximately $4.5 million. The Company also had restricted cash and cash equivalents of $4.0 million, which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $2.6 million decrease in cash and cash equivalents during the first six months of 1997, $9.1 million was used in operating activities and $5.4 million was used in financing activities, partially offset by $11.9 million provided by investing activities.

         Cash used in operating activities includes approximately (i) $7.8 million for interest payments, (ii) $5.4 million for property tax payments,
(iii) $9.8 million for construction and development expenditures and (iv) $4.2 million of fees associated with the Company's refinancing and recapitalization efforts. These uses were offset in part by net cash generated through real estate sales and other operations.


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


         Cash used in financing activities includes $37.5 million of principal payments on January 3, 1997 to repay in full the Company's Unsecured 12% Notes, a scheduled principal payment of $13.3 million on the Company's Term Loan and $1.2 million in net principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings. These payments were partially offset by proceeds of $10.0 million from the issuance of Common Stock and approximately $18.9 million from the issuance of Series A and B Preferred Stock as more fully described below. In addition, the Company had net borrowings of $5.8 million under the Reducing Revolving Loan, $9.1 million associated with the financing of the Company's mortgage and contract receivables and $2.8 million on new project financings.


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

3.      REVERSE  STOCK  SPLIT AND  SUBSEQUENT  FORWARD  SPLIT  OF THE  COMPANY'S
COMMON STOCK. The stockholders approved the proposal to amend the Company's restated certificate of incorporation (a) to effect, as determined by the Board in its discretion, either of two different reverse stock splits of the outstanding Common Stock as of 5:00 p.m. (Florida time) on the effective date of the amendment (the "Effective Date"), pursuant to which either (i) each 100 shares then outstanding will be converted into one share (the "1-for-100 Reverse Split"), or (ii) each 200 shares then outstanding will be converted into one share (the "1-for-200 Reverse Split" and together with the 1-for-100 Reverse Split, the "Reverse Split" or "Reverse Splits") and (b) to effect a forward split of the Common Stock as of 6:00 a.m. (Florida time) on the day following the Effective Date of the Reverse Split, pursuant to which each share of Common Stock then outstanding as of such date will be converted into the number of shares of the Common Stock that each share represented immediately prior to the Effective Date ("Forward Split"). The voting tabulation was as follows:
6,886,682 votes in favor of the amendment; 98,084 votes against the amendment; and 47,203 abstentions. Consummation of the Reverse Split would be subject to, among other things, the approval of Foothill and Apollo, and the availability of sufficient funds.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
------            --------------------------------


(a) Exhibits required by Item 601 of Regulation S-K


            10    *(a)   Form of Mortgage and Security Agreement, as of June 23,
                         1997, to the Bank of New York.

                  *(b) Form of Personal Property Security Agreement, as of June 23, 1997, in favor of The Bank of New York.

                  *(c) Form of Stock Pledge Agreement, as of June 23, 1997, in favor of The Bank of New York.

                  *(d) Form of Junior Mortgage and Security Agreement, as of June 23, 1997, to Foothill Capital Corporation.

                  *(e) Form of Junior Personal Property Security Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

                   *f) Form of Junior Stock Pledge Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

            27    Financial Data Schedule.

----------------
* previously filed



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



                      ATLANTIC GULF COMMUNITIES CORPORATION





Date: October 7, 1997                     /s/ J. LARRY RUTHERFORD
                                          ----------------------------------
                                              J. Larry Rutherford
                                              Chairman of the Board,
                                              President, and
                                              Chief Executive Officer






Date:  October 7, 1997                     /s/ CALLIS N. CARLETON
                                          ----------------------------------
                                               Callis N. Carleton
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


         EXHIBIT   DESCRIPTION
         -------   -----------

            10    *(a)   Form of Mortgage and Security Agreement, as of June 23,
                         1997, to the Bank of New York.

                  *(b) Form of Personal Property Security Agreement, as of June 23, 1997, in favor of The Bank of New York.

                  *(c) Form of Stock Pledge Agreement, as of June 23, 1997, in favor of The Bank of New York.

                  *(d) Form of Junior Mortgage and Security Agreement, as of June 23, 1997, to Foothill Capital Corporation.

                  *(e) Form of Junior Personal Property Security Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

                  *(f) Form of Junior Stock Pledge Agreement, as of June 23, 1997, in favor of Foothill Capital Corporation.

            27    Financial Data Schedule.

--------------
* previously filed