Form 10-K/A
period 1996-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-10-08
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------



                                   FORM 10-K/A




                                 AMENDMENT NO. 4


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

         Subsequent to the foregoing alleged events, the Florida Real Estate Commission discovered that escrow deposits were missing from Florida Home Finder's accounts and brought an action in St. Lucie County circuit court seeking the appointment of a receiver for the property and business of Florida Home Finders. State of Florida, Department of Business and Professional Regulation v. Florida Home Finders, Inc. et al., Case No. 95- 1092-CA 17 (St. Lucie Cty. Cir. Ct.) A receiver was appointed for Florida Home Finders in October 1995. In November 1995, the Company intervened in the receivership proceeding. The receivers are currently negotiating with a third party for the sale and purchase of Florida Home Finders assets.

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

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
        ------------------------------------------------------------------------



Results of Operations

         The Company's results of operations for the years ended December 31, 1996, 1995 and 1994 are summarized by line of business, as follows:

                                  Combining Results of Operations by Line of Business
                                             Year Ended December 31, 1996
                                               (in thousands of dollars)


                                     Homesite         Tract    Residential        Other      Business      Administrative
                                      Sales           Sales      Sales         Operations   Development       & Other      Total
                                      -----           -----      -----         ----------   -----------       -------      -----
Revenues:
  Real estate sales               $    43,910  $      62,693 $   20,962   $                $               $               127,565
  Other operating revenue                 324                                    4,595                                       4,919

  Interest income                                                                4,321                          1,974        6,295
  Other income:
   Reorganization reserves                                                       4,097                         14,500       18,597

   Other income                                                                  5,504                          2,407        7,911
                                  ------------------------------------------------------------------------------------------------
Total revenues                         44,234         62,693     20,962         18,517                         18,881      165,287
                                  ------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales            35,235         51,354     16,725                                                    103,314
  Inventory valuation reserves                        10,400                                    1,883                       12,283
  Selling expense                       6,008          5,691      1,826                                                     13,525

  Other operating expense                                                        1,986                                       1,986
  Other real estate costs:
    Property tax, net                                                                                           6,144        6,144
    Other real estate overhead          1,719          3,426        838          1,051          3,912           2,294       13,240
  General and administrative                                                                                   11,510       11,510
  Depreciation                             16             92         22            262                            508          900

  Cost of borrowing, net                                                                                       13,430       13,430
  Other expense                           (6)                                       11            518             983        1,506
                                  ------------------------------------------------------------------------------------------------
Total costs and expenses               42,972         70,963     19,411          3,310          6,313          34,869      177,838
                                  ------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary items                    1,262        (8,270)      1,551         15,207        (6,313)         (15,988)     (12,551)

Extraordinary gains on
 extinguishment of debt                                                                                        13,732       13,732
                                  ------------------------------------------------------------------------------------------------
Net income (loss)                      $1,262       $(8,270)   $  1,551        $15,207       $(6,313)        $ (2,256)     $ 1,181
                                  ================================================================================================


                                                                 31

                                             Combining Results of Operations by Line of Business
                                                        Year Ended December 31, 1995
                                                          (in thousands of dollars)



                                    Homesite       Tract       Residential        Other        Business     Administrative
                                      Sales        Sales          Sales        Operations     Development       & Other       Total
                                      -----        -----          -----        ----------     -----------       -------       -----
Revenues:
  Real estate sales                  $24,106 $    31,055          $27,742      $            $            $              $    82,903

  Other operating revenue                                                           6,748                                     6,748
  Interest income                                                                   6,158                        1,607        7,765

  Other income:

   Reorganization reserves                                                                                      10,676       10,676
   Other income                          603                                        2,613                        2,044        5,260
                                  -------------------------------------------------------------------------------------------------
Total revenues                        24,709       31,055          27,742          15,519                       14,327      113,352
                                  -------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales           17,151       26,108          23,150                                                    66,409
  Inventory valuation reserves                      3,563                                                        1,288        4,851
  Selling expense                      5,178        2,399           2,243                                                     9,820
  Other operating expense                                                           4,037                                     4,037
  Other real estate costs:
    Property tax, net                                                                  80                        5,764        5,844
    Other real estate overhead         2,049        1,429           1,143           1,073        6,767           2,240       14,701
  General and administrative                                                                                    10,405       10,405
  Depreciation                            27           76             191             481                          440        1,215

  Cost of borrowing, net                                                                                        14,274       14,274
  Other expense                                                                                    517           1,875        2,392
                                  -------------------------------------------------------------------------------------------------
Total costs and expenses              24,405       33,575          26,727           5,671        7,284          36,286      133,948
                               ----------------------------------------------------------------------------------------------------
Net income (loss)               $        304      $(2,520)      $   1,015       $   9,848      $(7,284)       $(21,959)    $(20,596)
                               ====================================================================================================



                                                                 32


                                             Combining Results of Operations by Line of Business
                                                        Year Ended December 31, 1994
                                                          (in thousands of dollars)


                                 Homesite      Tract      Residential         Other      Business       Administrative
                                  Sales        Sales         Sales         Operations   Development         & Other         Total
                                  -----        -----         -----         ----------   -----------         -------         -----
Revenues:
  Real estate sales              $   15,040  $   25,793     $ 11,467         $            $             $               $   52,300
  Other operating revenue                                                       9,784                                        9,784
  Interest income                                                               6,570                        1,693           8,263
  Other income:
   Reorganization reserves                                                                                     700             700
   Other income                                     721                        34,200                          (6)          34,915
                                ----------------------------------------------------------------------------------------------------
Total revenues                       15,040      26,514       11,467           50,554                        2,387         105,962
                                ----------------------------------------------------------------------------------------------------

Costs and expenses:
  Cost of real estate sales          10,472      17,892       10,144                                                        38,508
  Selling expense                     2,337       1,944        2,595                           656                           7,532
  Other operating expense                                                       7,085                                        7,085
  Other real estate costs:
    Property tax, net                                                             130                        8,062           8,192
    Other real estate overhead          956       1,350        1,008            1,525        7,163           2,450          14,452
  General and administrative                                                                                10,551          10,551
  Depreciation                           45           3           89              480                          488           1,105
  Cost of borrowing, net                                                                                    14,818          14,818
  Other expense                                                                                              2,638           2,638
                                ----------------------------------------------------------------------------------------------------
Total costs and expenses             13,810      21,189       13,836            9,220        7,819          39,007         104,881
                                ----------------------------------------------------------------------------------------------------
Net income (loss)                $    1,230  $    5,325      $(2,369)        $ 41,334     $ (7,819)     $  (36,620)     $    1,081
                                ====================================================================================================



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

         Revenues from homesite sales increased $19.8 million in 1996, an 82% increase from 1995. The increase resulted from a 68% increase in the number of homesites sold and an 8% increase in the average sales price per homesite. The following table summarizes homesite activity for the years ended December 31 (in thousands of dollars):

                                                    1996                                                1995
                                   -----------------------------------------          -------------------------------------------
                                     Number                        Average                 Number                       Average
                                    of lots        Revenue       sales price              of lots       Revenue       sales price
Subdivision homesite sales             970          $29,090           $30.0                   369       $10,154            $27.5
Scattered homesite sales             2,903           14,820             5.1                 1,936        13,952              7.2
                                     3,873          $43,910           $11.3                 2,305       $24,106            $10.5

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

         Tract Sales
         -----------

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

         Tract sales gross margins are summarized as follows for the years ended December 31:

                                                 1996                             1995
                                     ----------------------------      ---------------------------
                                       Targeted        Actual            Targeted        Actual
                                        Margins        Margins            Margins       Margins
Port LaBelle agricultural acreage          5%                               5%            2.8%
Julington Creek bulk sale                                6.3%
Other tract acreage                       20%           20.8%             20-25%         16.5%

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

         Residential sales are summarized as follows for the years ended December 31 (in thousands of dollars):


                                                       1996              1995
Condominium sales - Regency Island Dunes:
    First building                                   $ 3,008           $17,989
    Second building                                   14,801                 -
Total condominium sales                               17,809            17,989
Single family home sales                               3,153             9,753
                                                     $20,962           $27,742

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

         Revenue from homesite sales increased $9.1 million in 1995, a 60.3% increase from 1994. The increase resulted primarily from a 56.6% increase in the number of homesites sold. The following table summarizes homesite activity for the years ended December 31 (in thousands of dollars):


                                               1995                                   1994
                            -----------------------------------------  ---------------------------------
                               Number                  Average          Number                Average
                              of lots      Revenue   sales price       of lots    Revenue   sales price
                              -------      -------   -----------       -------    -------   -----------

Subdivision homesite sales        369      $10,154        $27.5            194   $  5,905        $30.4
Scattered homesite sales        1,936       13,952          7.2          1,278      9,135          7.1
                                2,305      $24,106        $10.5          1,472    $15,040        $10.2

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

         Residential sales are summarized as follows for the years ended December 31 (in thousands of dollars):


                                                          1995              1994
                                                          ----              ----

Condominium sales                                      $17,989           $    --
Single family home sales                                 9,753            11,467
                                                       $27,742           $11,467

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

         Residential sales gross margins are summarized as follows for the years ended December 31:

                                                           1995            1994
                                                           ----            ----

Condominiums                                               17.9%             --
Single family homes                                        14.0%           11.5%

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


                                                   Date:  October 8, 1997



         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




SIGNATURES                           TITLE                          DATE
----------                           -----                          ----


/s/ J. Larry Rutherford
-----------------------        Chairman of the Board,        October 8, 1997
J. Larry Rutherford            President and Chief
                               Executive Officer,
                               Director



/s/ Callis N. Carleton
-----------------------        Vice President and            October 8, 1997
Callis N. Carleton             Controller (Principal
                               Accounting Officer)

SIGNATURES                      TITLE                            DATE
----------                      -----                            ----


/s/ Lee Neibart
-----------------------        Director                      October 8, 1997
Lee Neibart


/s/ Ricardo Koenigsberger
-------------------------      Director                      October 8, 1997
Ricardo Koenigsberger


/s/ Gerald N. Agranoff
-------------------------      Director                      October 8, 1997
Gerald N. Agranoff


/s/ James M. DeFrancia
-------------------------      Director                      October 8, 1997
James M. DeFrancia


/s/ Charles K. MacDonald
-------------------------      Director                      October 8, 1997
Charles K. MacDonald


-----------------------        Director                      October 8, 1997
W. Edward Scheetz

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1996, 1995 and 1994
                      (in thousands, except per share data)


                                                    1996          1995        1994
                                                    ----          ----        ----

Revenues:
 Real estate sales:
   Homesite                                      $  43,910    $  24,106    $  15,040
   Tract                                            62,693       31,055       25,793
   Residential                                      20,962       27,742       11,467
                                                 ---------    ---------    ---------
       Total real estate sales                     127,565       82,903       52,300
 Other operating revenue                             4,919        6,748        9,784
 Interest income                                     6,295        7,765        8,263
 Other income (Non-recurring items):
   Reorganization reserves
     Utility Trust                                  11,859          863           --
     Utility connection                              4,097           --           --
     C/R termination                                    --        2,788           --
     Deferred property tax                              --        2,165           --
     Income tax                                         --        1,500           --
     Adm/Convenience class                              --        1,673           --
     Other                                           2,641        1,687          700
   Utility condemnation                              4,122           --       34,200
   Sale of Fla Homefinders                              --        2,353           --
   Assign Jensen Bch receivable                         --        2,000           --
   Miscellaneous                                     3,789          907          715
                                                 ---------    ---------    ---------
       Total revenues                              165,287      113,352      105,962
                                                 ---------    ---------    ---------

Costs and expenses:
 Direct cost of real estate sales:
   Homesite                                         35,235       17,151       10,472
   Tract                                            51,354       26,108       17,892
   Residential                                      16,725       23,150       10,144
                                                 ---------    ---------    ---------
       Total direct cost of real estate sales      103,314       66,409       38,508

 Inventory valuation reserves                       12,283        4,851           --
 Selling expense                                    13,525        9,820        7,532
 Other operating expense                             1,986        4,037        7,085
 Other real estate costs                            19,384       20,545       22,644
 General and administrative expense                 11,510       10,405       10,551
 Depreciation                                          900        1,215        1,105
 Cost of borrowing, net of amounts capitalized      13,430       14,274       14,818
 Other expense                                       1,506        2,392        2,638
                                                 ---------    ---------    ---------
       Total costs and expenses                    177,838      133,948      104,881
                                                 ---------    ---------    ---------

Income (loss) before extraordinary items           (12,551)     (20,596)       1,081

Extraordinary gains on extinguishment of debt       13,732           --           --
                                                 ---------    ---------    ---------
Net income (loss)                                $   1,181    $ (20,596)   $   1,081
                                                 =========    =========    =========

Income (loss) before extraordinary items
  per common share                               $   (1.29)   $ (2 .12)    $     .11
                                                 =========    =========    =========

Net income (loss) per common share               $     .12    $ (2 .12)    $     .11
                                                 =========    =========    =========

Weighted average common shares outstanding           9,709        9,708        9,643
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

                                                                 F-6

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


                  The Company's near-term plan anticipates the Company will generate cash to meet its 1997 debt service requirements from several sources, including (i) the increased cash generated from ongoing core operations, including subdivision homesite and condominium sales; (ii) the accelerated disposition of non-core tract and scattered homesite assets through the efforts of the Company's in-house sales staff in cooperation with outside brokers; (iii) the sale or financing of any mortgage or other receivables acquired through real estate sales; (iv) approximately $12.1 million in cash proceeds from the various trusts established (see Note 4); and (v) the potential sale of the Company's interest in one or more of its primary market projects. The $115 million of cash available for debt service corresponds to cash collections from the above noted sources that are not restricted in their use by the Company and can be applied to the Company's corporate debt service.


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


         In March 1997, the Company entered into a transaction with the First National Bank of Boston ("BankBoston") which was accounted for as a secured borrowing in accordance with the provisions of Statement of Financial Standards No. 125 ("SFAS 125"). The transaction resulted in the Company receiving approximately $7.0 million and approximately $9.3 million of mortgage receivables were transferred to BankBoston as collateral. However, the Company did not surrender control of the mortgage receivables as defined by SFAS 125. The Company's agreement with BankBoston provides that BankBoston receives all of the principal and interest payments from the individual mortgage notes. The Company can repurchase the remaining portfolio at any time prior to November 30, 2001 for an amount equal to BankBoston's remaining investment plus a stated return. In the event of a default by a individual mortgagee, the Company is required to repurchase the individual receivable, however, BankBoston's only remedy if the Company fails to do so is to terminate the Company's repurchase option of the residual balance of the portfolio. The proceeds from the transaction were used to reduce corporate debt and to fund ongoing operations.

         As noted above, the Bank of Boston transaction was recorded as a secured borrowing and not as a sale. The Company recognized a loss of $0.5 million on the transaction which is reflected on the 1997 financial  statements  in Other  Expense.  This  loss was  based on the financing proceeds of the transaction ($7.0 million), plus the discounted present value of the residual interest after the Bank receives its investment and stated return on the investment less expenses of the transaction ($1.8 million), less the principal balance of the mortgages ($9.3 million).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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