Form 10-K/A
period 1996-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-10-16
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------



                                   FORM 10-K/A




                                 AMENDMENT NO. 5


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



                                                   Date:  October 16, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




SIGNATURES                           TITLE                          DATE
----------                           -----                          ----



/s/ J. Larry Rutherford
-----------------------        Chairman of the Board,        October 16, 1997
J. Larry Rutherford            President and Chief
                               Executive Officer,
                               Director



/s/ Callis N. Carleton
-----------------------        Vice President and            October 16, 1997
Callis N. Carleton             Controller (Principal
                               Accounting Officer)

SIGNATURES                      TITLE                            DATE
----------                      -----                            ----


/s/ Lee Neibart
-----------------------        Director                      October 16, 1997
Lee Neibart


/s/ Ricardo Koenigsberger
-------------------------      Director                      October 16, 1997
Ricardo Koenigsberger


/s/ Gerald N. Agranoff
-------------------------      Director                      October 16, 1997
Gerald N. Agranoff


/s/ James M. DeFrancia
-------------------------      Director                      October 16, 1997
James M. DeFrancia


/s/ Charles K. MacDonald
-------------------------      Director                      October 16, 1997
Charles K. MacDonald


-----------------------        Director                      October __, 1997
W. Edward Scheetz

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1996, 1995 and 1994
                      (in thousands, except per share data)



                                                       1996         1995         1994
                                                       ----         ----         ----
Revenues:
  Real estate sales:
      Homesite                                      $  43,910    $  24,106    $  15,040
      Tract                                            62,693       31,055       25,793
      Residential                                      20,962       27,742       11,467
                                                    ---------    ---------    ---------
Total real estate sales                               127,565       82,903       52,300
  Other operating revenue                               4,919        6,748        9,784
  Interest income                                       6,295        7,765        8,263
  Other income                                             --          603           --
                                                    ---------    ---------    ---------
Total revenues                                        138,779       98,019       70,347
                                                    ---------    ---------    ---------
Costs and expenses:
  Direct cost of real estate sales:
       Homesite                                        35,235       17,151       10,472
       Tract                                           51,354       26,108       17,892
       Residential                                     16,725       23,150       10,144
                                                    ---------    ---------    ---------
Total direct cost of real estate sales                103,314       66,409       38,508
  Inventory valuation reserves                         12,283        4,851           --
  Selling expense                                      13,525        9,820        7,532
  Other operating expense                               1,986        4,037        7,085
  Other real estate costs                              19,384       20,545       22,644
  General and administrative expense                   11,510       10,405       10,551
  Depreciation                                            900        1,215        1,105
  Cost of borrowing, net of amounts capitalized        13,430       14,274       14,818
  Other expense                                           512          517           --
                                                    ---------    ---------    ---------
         Total costs and expenses                     176,844      132,073      102,243
                                                    ---------    ---------    ---------

Loss before non-recurring and extraordinary items     (38,065)     (34,054)     (31,896)
                                                    ---------    ---------    ---------
  Other income (expense) (non-recurring items):
    Reorganization reserves
       Utility Trust                                   11,859          863           --
       Utility connection                               4,097           --           --
       C/R termination                                     --        2,788           --
       Deferred property tax                               --        2,165           --
       Income tax                                          --        1,500           --
       Adm/Convenience class                               --        1,673           --
       Other                                            2,641        1,687          700
    Utility condemnation                                4,122           --       34,200
    Sale of Fla Homefinders                                --        2,353           --
    Assign Jensen Bch receivable                           --        2,000           --
    Loan refinancing expense                               --           --       (2,638)
    Land mortgages receivable valuation discount           --       (1,181)          --
    Miscellaneous                                       2,795         (390)         715
                                                    ---------    ---------    ---------
Total non-recurring items                              25,514       13,458       32,977
                                                    ---------    ---------    ---------
Income (loss) before extraordinary items              (12,551)     (20,596)       1,081
Extraordinary gains on extinguishment of debt          13,732           --           --
                                                    ---------    ---------    ---------
Net income (loss)                                   $   1,181    $ (20,596)   $   1,081
                                                    =========    =========    =========

Income (loss) before extraordinary items
  per common share                                  $   (1.29)   $   (2.12)   $     .11
                                                    =========    =========    =========
Net income (loss) per common share                  $     .12    $   (2.12)   $     .11
                                                    =========    =========    =========

Weighted average common shares outstanding              9,709        9,708        9,643
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