Form 10-Q/A
period 1997-03-31
ATLANTIC GULF COMMUNITIES CORP
filed 1997-10-16
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q


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

                                TABLE OF CONTENTS
                                -----------------


                                                                                     Page
                                                                                      No.
                                                                                     ----
PART I.  -  FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Consolidated Balance Sheets as of March 31, 1997 and December 31,
               1996                                                                     1

               Consolidated  Statements of Operations for the Three Months Ended
               March 31, 1997 and 1996                                                  2

               Consolidated  Statements of Cash Flows for the Three Months Ended
               March 31, 1997 and 1996                                                  3

               Notes to Consolidated Financial Statements                               4


PART II. -  OTHER INFORMATION



    Item 6.    Exhibits and Reports on Form 8-K                                         6


SIGNATURES                                                                              7

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


                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
Revenues:                                                                 1997        1996
                                                                          ----        ----
    Real estate sales:
      Homesite                                                          $  2,550    $ 14,598
      Tract                                                                6,664       5,745
      Residential                                                          7,070       2,870
                                                                        --------    --------
         Total real estate sales                                          16,284      23,213
    Other operating revenue                                                  593       1,133
    Interest income                                                        1,372       1,341
                                                                        --------    --------
         Total revenues                                                   18,249      25,687
                                                                        --------    --------
Costs and expenses:
    Cost of real estate sales:
      Homesite                                                             1,988      10,919
      Tract                                                                6,155       4,703
      Residential                                                          5,316       2,175
                                                                        --------    --------
         Total cost of real estate sales                                  13,459      17,797

    Selling expense                                                        2,129       2,552

    Other operating expense                                                  330         699

    Other real estate costs                                                2,906       4,257

    General and administrative expense                                     2,200       3,130

    Depreciation                                                             184         249

    Cost of borrowing, net of amounts capitalized                          4,035       3,288

    Other expense                                                            175         207
                                                                        --------    --------
         Total costs and expenses                                         25,418      32,179
                                                                        --------    --------

Loss before non-recurring and extraordinary items                         (7,169)     (6,492)
                                                                        --------    --------
    Other income (expense) (non-recurring items):
      Reorganization reserves                                                429       1,267
      Utility condemnation                                                    --       4,151
      Miscellaneous                                                         (536)        669
                                                                        --------    --------
         Total non-recurring items                                          (107)      6,087
                                                                        --------    --------

Loss before extraordinary items                                           (7,276)       (405)
Extraordinary gain on extinguishment of debt                                  --       3,770
                                                                        --------    --------
Net income (loss)                                                       $ (7,276)   $  3,365
                                                                        ========    ========

Loss before extraordinary item per common share                         $   (.75)   $   (.04)
                                                                        ========    ========
Net income (loss) per common share                                      $   (.75)   $    .35
                                                                        ========    ========
Weighted average common shares outstanding                                 9,722       9,733
                                                                        ========    ========


         See accompanying notes to consolidated financial statements

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


                      ATLANTIC GULF COMMUNITIES CORPORATION






Date:  October 16, 1997                 /s/ THOMAS W. JEFFREY
                                       -------------------------------
                                            Thomas W. Jeffrey
                                            Executive Vice President
                                            and Chief Financial Officer






Date:  October 16, 1997                 /s/ CALLIS N. CARLETON
                                       -------------------------------
                                            Callis N. Carleton
                                            Vice President and Controller
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