Form 10-Q/A
period 1997-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1997-10-16
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------




                                    FORM 10-Q/A

                                  AMENDMENT NO. 4


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

                                TABLE OF CONTENTS
                                -----------------
                                                                        PAGE
                                                                         NO.
                                                                        ----
PART I.  -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996 ...................................   1

                  Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 1997 and 1996 .........   2

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1997 and 1996 .................   3

                  Notes to Consolidated Financial Statements ..........   4


PART II.  -  OTHER INFORMATION



         Item 6.  Exhibits and Reports on Form 8-K ....................   7

PART I.    -      FINANCIAL INFORMATION

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



                                       ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                                                Consolidated Statements of Operations
                                          Three and Six Months Ended June 30, 1997 and 1996
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                         ---------------------         -------------------
Revenues:                                                  1997         1996             1997       1996
                                                         --------      -------         --------    -------
    Real estate sales:
         Homesite                                        $  9,532      $ 9,627         $ 12,082    $24,225
         Tract                                              6,042       30,204           12,706     35,949
         Residential                                        2,201        6,451            9,271      9,321
                                                         --------      -------         --------    -------
      Total real estate sales                              17,775       46,282           34,059     69,495
    Other operating revenue                                   852        1,149            1,445      2,282
    Interest income                                         1,745        1,789            3,117      3,130
                                                         --------      -------         --------    -------
         Total revenues                                    20,372       49,220           38,621     74,907
                                                         --------      -------         --------    -------
Costs and expenses:
    Cost of real estate sales:
         Homesite                                           9,268        7,494           11,256     18,413
         Tract                                              5,538       24,906           11,693     29,609
         Residential                                        3,082        4,896            8,398      7,071
                                                         --------      -------         --------    -------
      Total cost of real estate sales                      17,888       37,296           31,347     55,093
    Selling expense                                         1,889        3,272            4,018      5,824
    Other operating expense                                   298          558              628      1,257
    Other real estate costs                                 2,896        4,435            5,802      8,692
    General and administrative expense                      2,456        2,256            4,656      5,386
    Depreciation                                              169          223              353        472
    Cost of borrowing, net of amounts capitalized           4,699        3,098            8,734      6,386
    Other expense                                             287           95              462        302
                                                         --------      -------         --------    -------
         Total costs and expenses                          30,582       51,233           56,000     83,412
                                                         --------      -------         --------    -------
Loss before non-recurring and extraordinary items         (10,210)      (2,013)         (17,379)    (8,505)
                                                         --------      -------         --------    -------
 Other income (expense) (non-recurring items):
    Reorganization reserves                                 1,365         --              1,794      1,267
    Utility condemnation                                     --           --               --        4,151
    Miscellaneous                                             175        2,509             (361)     3,178
                                                         --------      -------          --------    -------
         Total non-recurring items                          1,540        2,509            1,433      8,596
                                                         --------      -------          --------    -------
Income (loss) before extraordinary item                    (8,670)         496          (15,946)        91
Extraordinary gain on extinguishment of debt                 --           --               --        3,770
                                                         --------      -------         --------    -------
Net income (loss)                                        $ (8,670)     $   496         $(15,946)   $ 3,861
                                                         ========      =======         ========    =======

Net income (loss) before extraordinary item
    per common share                                     $   (.88)     $   .05         $  (1.63)   $   .01
                                                         ========      =======         ========    =======
Net income (loss) per common share                       $   (.88)     $   .05         $  (1.63)   $   .40
                                                         ========      =======         ========    =======
Weighted average common shares outstanding                  9,863        9,699            9,793      9,716
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



                      ATLANTIC GULF COMMUNITIES CORPORATION






Date: October 16, 1997                     /s/ J. LARRY RUTHERFORD
                                          ----------------------------------
                                               J. Larry Rutherford
                                               Chairman of the Board,
                                               President, and
                                               Chief Executive Officer






Date:  October 16, 1997                     /s/ CALLIS N. CARLETON
                                          ----------------------------------
                                                Callis N. Carleton
                                                Vice President and Controller
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