Form 10-Q
period 1997-09-30
ATLANTIC GULF COMMUNITIES CORP
filed 1997-11-13
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

There are 11,521,249 shares of the Registrant's Common Stock outstanding as of November 12, 1997.

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                            No.
                                                                           ----
PART I.  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                               1

           Consolidated Statements of Operations for the Three
           and Nine Months Ended September 30, 1997 and 1996                   2

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September  30, 1997 and 1996                           3

           Notes to Consolidated Financial Statements                          4


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8


PART II.  -  OTHER INFORMATION


  Item 1.  Legal Proceedings                                                  28


  Item 2.  Change in Securities                                               30


  Item 6.  Exhibits and Reports on Form 8-K                                   30


SIGNATURES                                                                    31

PART I.    -      FINANCIAL INFORMATION

Item 1.           Financial Statements
                  --------------------

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                            (in thousands of dollars)

                                                               September 30, December 31,
                                                                  1997          1996
                                                                  ----          ----
         Assets                                                (unaudited)
         ------

Cash and cash equivalents                                       $   2,081    $   7,050
Restricted cash and cash equivalents                                1,985        6,034
Contracts receivable, net                                           6,772        9,649
Mortgages, notes and other receivables, net                        34,577       63,800
Land and residential inventory                                    161,945      153,417
Property, plant and equipment, net                                  2,074        2,911
Other assets, net                                                  19,338       20,532
                                                                ---------    ---------
Total assets                                                    $ 228,772    $ 263,393
                                                                =========    =========

         Liabilities and Stockholders' Equity
         ------------------------------------

Accounts payable and accrued liabilities                        $  12,449    $  16,914
Customers' and other deposits                                       2,008        5,483
Other liabilities                                                  10,541       15,393
Notes, mortgages and capital leases                               137,037      169,215
                                                                ---------    ---------
                                                                  162,035      207,005
                                                                ---------    ---------

Cumulative Redeemable Convertible Preferred Stock
     Series A, 20%, $.01 par value; 2.5 million shares
        authorized; 1.996 million shares issued,
        liquidation preference of $20.805 million                  18,500           --

     Series B, 20%, $.01 par value; 2.0 million shares
        authorized; 1.0 million shares issued,
        liquidation preference of $10.541 million                   9,659           --
                                                                ---------    ---------
                                                                   28,159           --
                                                                ---------    ---------
Stockholders' equity
     Common stock, $.10 par value; 70,000,000
        and 15,665,000 shares authorized;
        11,600,546 and 9,795,642 shares issued                      1,160          980
     Contributed capital                                          130,880      122,123
     Accumulated deficit                                          (87,453)     (60,706)
     Minimum pension liability adjustment                          (6,000)      (6,000)
     Treasury stock, 86,277 shares, at cost                            (9)          (9)
                                                                ---------    ---------

Total stockholders' equity                                         38,578       56,388
                                                                ---------    ---------
Total liabilities and stockholders' equity                      $ 228,772    $ 263,393
                                                                =========    =========


See accompanying notes to consolidated financial statements.


                      ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                              Consolidated Statements of Operations
                     Three and Nine Months Ended September 30, 1997 and 1996
                              (in thousands, except per share data)
                                           (unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                -----------------------   ----------------------
Revenues:                                           1997         1996         1997         1996
                                                    ----         ----         ----         ----
    Real estate sales:
         Homesite                               $   4,977    $   4,155    $  17,059    $  28,380
         Tract                                      4,809        7,605       17,515       43,554
         Residential                                  826        4,704       10,097       14,025
                                                ---------    ---------    ---------    ---------
      Total real estate sales                      10,612       16,464       44,671       85,959
    Other operating revenue                           632        1,281        2,077        3,563
    Interest income                                 1,182        1,027        4,299        4,157
                                                ---------    ---------    ---------    ---------
         Total revenues                            12,426       18,772       51,047       93,679
                                                ---------    ---------    ---------    ---------
Costs and expenses:

    Cost of real estate sales:
         Homesite                                   4,308        3,053       15,564       21,466
         Tract                                      4,371        6,171       16,064       35,780
         Residential                                3,890        3,465       12,288       10,536
                                                ---------    ---------    ---------    ---------
      Total cost of real estate sales              12,569       12,689       43,916       67,782

    Inventory valuation reserve                       145           --          145           --
    Selling expense                                 1,930        3,029        5,948        8,853
    Other operating expense                           337          354          965        1,611
    Other real estate costs                         3,742        5,878        9,544       14,570
    General and administrative expense              2,078        2,906        6,734        8,292
    Depreciation                                      171          186          524          658
    Cost of borrowing, net of amounts capitalized   2,389        2,725       11,123        9,111
    Other expense                                     123          100          585          402
                                                ---------    ---------    ---------    ---------
      Total costs and expenses                     23,484       27,867       79,484      111,279
                                                ---------    ---------    ---------    ---------
Operating loss                                    (11,058)      (9,095)     (28,437)     (17,600)
                                                ---------    ---------    ---------    ---------
Other income (expense):
    Reorganization items                              442          129        2,236        1,396
    Utility condemnation                               --           (2)          --        4,122
    Miscellaneous                                    (185)        (240)        (546)       2,965
                                                ---------    ---------    ---------    ---------
Total other income (expense)                          257         (113)       1,690        8,483
                                                ---------    ---------    ---------    ---------
Loss before extraordinary items                   (10,801)      (9,208)     (26,747)      (9,117)
Extraordinary gains on extinguishment of debt          --        7,255           --       11,025
                                                ---------    ---------    ---------    ---------
Net income (loss)                                 (10,801)      (1,953)     (26,747)       1,908
                                                ---------    ---------    ---------    ---------

Less:
 Accrued preferred stock dividends                  1,319           --        1,381           --
 Accretion of preferred stock to redemption
  amount                                              182           --          190           --
                                                ---------    ---------    ---------    ---------
                                                    1,501           --        1,571           --
                                                ---------    ---------    ---------    ---------
Net income (loss) applicable to common
  stock                                         $ (12,302)   $  (1,953)   $ (28,318)   $   1,908
                                                =========    =========    =========    =========
Loss before extraordinary items per
  common share                                  $    (.94)   $    (.95)   $   (2.58)   $    (.94)
                                                =========    =========    =========    =========
Net income (loss) per common share              $   (1.07)   $    (.20)   $   (2.73)   $     .20
                                                =========    =========    =========    =========
Weighted average common shares outstanding         11,512        9,692       10,372        9,708
                                                =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                       ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                               Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 1997 and 1996
                                     (in thousands of dollars)
                                            (unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              ---------------------
                                                                                1997         1996
                                                                                ----         ----
     Cash flows from operating activities:
       Net income (loss)                                                    $ (26,747)   $   1,908
       Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                        4,047        4,174
           Gains from utility condemnations or sales                               --       (5,504)
           Extraordinary gains on extinguishment of debt                           --      (11,025)
           Other income                                                        (1,568)      (1,841)
           Inventory valuation reserve                                            145           --
           Reorganization items                                                   562       (1,281)
           Land acquisitions                                                  (19,745)      (8,101)
           Other net changes in assets and liabilities:
              Restricted cash                                                   4,049        3,192
              Receivables                                                      19,446        6,636
              Land and residential  inventory                                  20,559       37,619
              Other assets                                                     (3,944)      (9,130)
              Accounts payable and accrued liabilities                         (4,124)      (6,259)
              Customer deposits                                                (3,475)      (1,646)
              Other liabilities                                                (1,108)      (1,897)
              Other, net                                                         (103)        (260)
                                                                            ---------    ---------
                 Net cash provided by (used in) operating activities          (12,006)       6,585
                                                                            ---------    ---------

     Cash flows from investing activities:
        Additions to property, plant and equipment, net                          (278)        (198)
        Proceeds from sale of property, plant and equipment, net                    1          773
        Proceeds from utility condemnations or sales                               --       28,699
        Funds withdrawn from utility trust accounts                            12,109           --
                                                                            ---------    ---------
                 Net cash provided by investing activities                     11,832       29,274
                                                                            ---------    ---------

     Cash flows from financing activities:
        Borrowings under credit agreements                                     78,670      113,637
        Repayments under credit agreements                                   (120,932)    (146,670)
        Principal payments on other liabilities                                (2,498)      (4,266)
        Proceeds from issuance of common stock                                 10,000           --
        Proceeds from issuance of preferred stock                              29,965           --
                                                                            ---------    ---------
                 Net cash used in financing activities                         (4,795)     (37,299)
                                                                            ---------    ---------

     Decrease in cash and cash equivalents                                     (4,969)      (1,440)
     Cash and cash equivalents at beginning of period                           7,050        3,560
                                                                            ---------    ---------
     Cash and cash equivalents at end of period                             $   2,081    $   2,120
                                                                            =========    =========

     Supplemental cash flow information:
         Interest payments, net of amounts capitalized                      $   6,634    $   8,513
                                                                            =========    =========
         Reorganization item payments                                       $   1,743    $   4,919
                                                                            =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)


(1) The September 30, 1997 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Annual Report"). Certain prior year amounts have been reclassified to conform with the 1997 presentation.

(2) The net income (loss) per common share is computed by deducting accrued preferred stock dividends and the accretion of preferred stock to the redemption amount to determine net income (loss) applicable to common stock. This amount is then divided by the weighted average number of shares of common stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive or not material during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $2,067,000 and $4,789,000 for the three and nine-month periods ended September 30, 1997, respectively, and $1,527,000 and $4,788,000 for the three and nine-month periods ended September 30, 1996, respectively.

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

(5) The Company has made an estimate of Available Cash, as defined in the Company's debt agreements, at December 31, 1997, and has determined, based on this estimate, that due to the necessity to establish reserves against future mandatory debt, and capital and operating expenditures, the Company will not have Available Cash, at December 31, 1997, to require it to make any interest payments on the Cash Flow Notes for the six-month period ending December 31, 1997. In addition, the Company did not have any Available Cash requiring it to make any interest payments for the six-month periods ended June 30, 1997 and December 31, 1996. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the nine months ended September 30, 1997 and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)

(6) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued 12,355 shares of Atlantic Gulf's common stock to the Non-Employee Directors at a price of $4.3125 per share for the first quarter of 1997, 11,158 shares at a price of $5.50 per share plus 288 shares at $6.625 per share for the second quarter of 1997, and 4,904 shares at a price of $6.375 per share for the third quarter of 1997.

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

         Also on June 24, 1997, the Company and certain purchasers (the "Private Purchasers") consummated a private placement pursuant to which the Private Purchasers purchased for an aggregate price of $20 million; (a) 1,776,199 shares of Common Stock for $10 million, and (b) 1,000,000 shares of 20% Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), at a per share price of $9.88, and 2,000,000 Series B Warrants to purchase 2,000,000 shares of Common Stock at a per warrant price of $.06 for an aggregate purchase price of $10 million. The Series B Preferred Stock balance at September 30, 1997 is the total aggregate purchase price of $10 million plus Series B accrued dividends - $.541 million and the accretion of the preferred stock to the redemption amount - $.063 million, net of corresponding Series B Warrants purchased - $0.120 million and net of Series B issuance costs - $0.825 million for a net Series B Preferred Stock balance of $9.659 million. The $20 million of proceeds from the private placement were applied primarily to the reduction of aggregate debt.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)

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

         On June 30, 1997, pursuant to the Agreements, Apollo purchased, for an aggregate purchase price of $3,340,000, an additional 334,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 668,000 shares of Common Stock. The Company used approximately $3.0 million of these proceeds plus an acquisition loan of $2.6 million to acquire a 2.9-acre parcel in the downtown business district of Fort Lauderdale, Florida upon which the Company plans to construct a high-rise luxury apartment complex to be called Las Olas Tower.

         On July 31, 1997, pursuant to the Agreements, Apollo purchased, for an aggregate purchase price of $8.5 million, an additional 850,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 1,700,000 shares of Common Stock. On July 31, 1997, approximately $7.5 million of these proceeds were used to acquire approximately 740 acres in Frisco, Texas which is near Dallas, Texas. This property is anticipated to yield approximately 1,725 single family units.

         On August 7, 1997, pursuant to the Agreements, Apollo purchased, for an aggregate purchase price of $2,590,000, an additional 259,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 518,000 shares of Common Stock. On August 7, 1997, the Company utilized approximately $2.5 million of these proceeds plus a purchase money mortgage of $8.0 million to acquire approximately 515 acres of residential property in the Fort Myers, Florida area in a project known as West Bay Club. In September 1997, the Company acquired an additional 35 acres in West Bay Club for approximately $1.2 million, of which $0.6 million was financed by a purchase money mortgage. The total financed amount of $8.6 million is a non-cash financing activity and therefore is not reflected in the accompanying statements of cash flows. Subsequent to these acquisitions, the Company owns a total of approximately 876 acres in West Bay Club and is planning to assemble a total of 879 acres in this project which is anticipated to yield approximately 523 single family homes and 578 high-rise condominium units.

         The Series A Preferred Stock balance at September 30, 1997 is the total aggregate purchase price of Series A Preferred Stock issued to Apollo as of that date - $19.965 million plus Series A accrued dividends - $.840 million and the accretion of the preferred stock to the redemption amount - $.127 million, net of corresponding Investor Warrants purchased - $.240 million and net of Series A issuance costs - $2.192 million for a net Series A Preferred Stock balance of $18.5 million.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)

         The holders of the Series A Preferred Stock and the Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, cash dividends on each share of preferred stock at an annual rate equal to 20% of the Liquidation Preference ($10 per share plus accumulated and unpaid dividends) in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the preferred stock is originally issued by the Company, and will be payable, subject to declaration by the board of directors, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 1997. As of September 30, 1997, the Series A Preferred Stock Liquidation Preference was $20.805 million, including undeclared but accumulated and unpaid dividends of $0.840 million. As of September 30, 1997, the Series B Preferred Stock Liquidation Preference was $10.541 million, including undeclared but accumulated and unpaid dividends of $0.541 million.

(8) In August 1997, the Company acquired approximately 127 acres in Orlando, Florida for approximately $2.9 million, of which $1.3 million was financed by an acquisition loan secured by a mortgage on the property. This project, known as Saxon Park, is anticipated to yield 408 single family homes.

PART I.    -   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
               -----------------------------------------------------------------

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

         The Company is also actively marketing predecessor assets on a bulk sale basis as well as on an individual tract/lot basis through the Company's Atlantic Gulf Land Company. The Company currently has approximately $17.2 million in pending contracts and letters of intent on predecessor assets. There are no assurances that the above-mentioned negotiations, pending contracts and letters of intent will result in material sales or in material sales at prices which, in the aggregate, equal the Company's book value in the properties sold. See Item 1. BUSINESS in the 1996 Annual Report for additional information on the Company's business plan.

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

                                                        Results of Operations

                                   Comparison of the Nine Months Ended September 30, 1997 and 1996
                                   ---------------------------------------------------------------

         The Company's results of operations for the nine months ended September
30, 1997 and 1996 are summarized by line of business, as follows:

                                         Combining Results of Operations by Line of Business
                                         ---------------------------------------------------
                                                Nine Months Ended September 30, 1997
                                                      (in thousands of dollars)
                                                             (unaudited)

                                  Homesite      Tract      Residential      Other         Business    Administrative
                                   Sales        Sales         Sales       Operations     Development      & Other          Total
                                   -----        -----         -----       ----------     -----------      -------          -----
Revenues:
 Real estate sales              $  17,059      $ 17,515      $ 10,097      $               $                $              $ 44,671

 Other operating revenues             511                                      1,566                                          2,077

 Interest income                                                               3,367                             932          4,299
                            --------------------------------------------------------------------------------------------------------
Total revenues                     17,570        17,515        10,097          4,933              -              932         51,047
                            --------------------------------------------------------------------------------------------------------
Costs and expenses:

 Cost of real estate sales         15,564        16,064        12,288                                                        43,916

 Inventory valuation reserve          145                                                                                       145

 Selling expense                    3,092         2,316           532                             8                           5,948

 Other operating expense                                                         965                                            965

 Other real estate costs:

   Property tax, net                                                                                           2,803          2,803

   Other real estate overhead       1,234         1,118           440            533          2,000            1,416          6,741

 General and administrative expense                                                                            6,734          6,734

 Depreciation                          15            46             2             90                             371            524

 Cost of borrowing, net                                                        1,789                           9,334         11,123

 Other expense                        120                                                       465                             585
                            --------------------------------------------------------------------------------------------------------
Total costs and expenses           20,170        19,544        13,262          3,377          2,473           20,658         79,484
                            --------------------------------------------------------------------------------------------------------
Operating income (loss)            (2,600)       (2,029)       (3,165)         1,556         (2,473)         (19,726)       (28,437)
                            --------------------------------------------------------------------------------------------------------
Other income (expense):

  Reorganization items                                                           798                           1,438          2,236

  Utility condemnation                                                                                                            -

  Miscellaneous                                                                  (96)                           (450)          (546)
                            --------------------------------------------------------------------------------------------------------
Total other income (expense)            -             -             -            702              -              988          1,690
                            --------------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary items               (2,600)       (2,029)       (3,165)         2,258         (2,473)         (18,738)       (26,747)

Extraordinary gains on
 extinguishment of debt                                                                                                           -
                            --------------------------------------------------------------------------------------------------------
Net income (loss)                  (2,600)       (2,029)       (3,165)         2,258         (2,473)         (18,738)       (26,747)
                            --------------------------------------------------------------------------------------------------------
Less:
 Accrued preferred stock
  dividends                             -             -             -              -              -            1,381          1,381
 Accretion of preferred
  stock to redemption
  amount                                -             -             -              -              -              190            190
                            --------------------------------------------------------------------------------------------------------
                                        -             -             -              -              -            1,571          1,571
                            --------------------------------------------------------------------------------------------------------
Net income (loss)               $  (2,600)     $ (2,029)     $ (3,165)     $   2,258       $ (2,473)        $(20,309)      $(28,318)
 applicable to common       ========================================================================================================
  stock
                                                                 10

                                 Combining Results of Operations by Line of Business
                                 ---------------------------------------------------

                                        Nine Months Ended September 30, 1996
                                              (in thousands of dollars)
                                                     (unaudited)

                                 Homesite      Tract      Residential      Other         Business    Administrative
                                  Sales        Sales         Sales       Operations     Development     & Other         Total
                                  -----        -----         -----       ----------     -----------  --------------     -----

Revenues:

   Real estate sales           $28,380       $43,554       $14,025       $              $               $            $  85,959

   Other operating revenue                                                  3,563                                        3,563

   Interest income                                                          2,765                          1,392         4,157
                            ---------------------------------------------------------------------------------------------------
Total revenues                  28,380        43,554        14,025          6,328                          1,392        93,679
                            ---------------------------------------------------------------------------------------------------
Costs and expenses:

   Cost of real estate sales    21,466        35,780        10,536                                                      67,782

   Selling expense               4,379         3,382         1,092                                                       8,853

   Other operating expense                                                  1,611                                        1,611

   Other real estate costs:

    Property tax, net                                                                                      4,405         4,405

    Other real estate overhead   1,280         2,703           629            865           2,958          1,730        10,165

   General and
     administrative expense                                                                                8,292         8,292

   Depreciation                     13            69            18            228                            330           658

   Cost of borrowing, net                                                                                  9,111         9,111

   Other expense                    (6)                                                       408                          402
                            ---------------------------------------------------------------------------------------------------
Total costs and expenses        27,132        41,934        12,275          2,704           3,366         23,868       111,279
                            ---------------------------------------------------------------------------------------------------
Operating income (loss)          1,248         1,620         1,750          3,624          (3,366)       (22,476)      (17,600)
                            ---------------------------------------------------------------------------------------------------
Other income (expense):

   Reorganization items                                                                                    1,396         1,396

   Utility condemnation                                                     4,122                                        4,122

   Miscellaneous                                                            1,382                          1,583         2,965
                            ---------------------------------------------------------------------------------------------------
Total other income (expense)         -             -             -          5,504               -          2,979         8,483
                            ---------------------------------------------------------------------------------------------------

Income (loss) before
 extraordinary items             1,248         1,620         1,750          9,128          (3,366)       (19,497)       (9,117)

Extraordinary gains on
 extinguishment of debt                                                                                   11,025        11,025
                            ---------------------------------------------------------------------------------------------------
Net income (loss)              $ 1,248      $  1,620      $  1,750       $  9,128       $  (3,366)       $(8,472)    $   1,908
                            ===================================================================================================

         During the first nine months of 1997, the Company recorded a net loss applicable to common stock of $28.3 million compared to net income of $1.9 million during the first nine months of 1996, primarily due to a 48% reduction in real estate revenues and a relative increase in the cost of real estate sales in the first nine months of 1997, a $6.8 million decrease in other income, and $11.0 million of extraordinary gains in 1996. All these factors were partially offset by a $9.5 million reduction in selling expenses, other real estate costs and general and administrative expenses. The lower real estate sales revenues in the first nine months of 1997 were primarily attributable to the Company's bulk sale in 1996 of its Julington Creek Plantation and Summerchase projects, and decreasing revenues from predecessor asset sales as the Company successfully executes its business plan to sell off the remaining predecessor tract assets and apply the proceeds to debt reduction. Although predecessor asset sales have decreased, they will continue to be a significant source of revenue for the remainder of 1997 and during 1998. Current subdivision projects under development, along with recently acquired projects and projects to be acquired, are anticipated to increase subdivision revenues beginning in 1998. Increased relative cost of sales in the first nine months of 1997 were attributable principally to the expected effect of the Company's business plan to liquidate predecessor tract and scattered homesite product and use the proceeds for debt reduction, a single loss-generating sale of the final 102 lots in the Windsor Palms project in June 1997 motivated by liquidity needs prior to the June 30, 1997 Foothill debt payment, and an unanticipated $2.8 million accrual in August 1997 for an arbitration award to the general contractor on the Company's Regency Island Dunes condominium project. The decrease in other income was principally attributable to a $4.1 million gain in the first quarter of 1996 from the settlement of certain utility condemnation litigation. The extraordinary gains during the first nine months of 1996 resulted from the extinguishment of debt.

         Homesite Sales
         --------------

         The net operating results from homesite sales decreased $3.8 million during the first nine months of 1997 compared to the first nine months of 1998, principally due to the loss of the revenue and profitability formerly generated by Julington Creek Plantation, which the Company sold in bulk in 1996, and to the necessary sale at a loss of the remaining 102 lots in Windsor Palms in June 1997 in order to raise cash for the Foothill debt payment due June 30, 1997. These factors were partially offset by reduced selling expenses in the first nine months of 1997.

         Revenues from homesite sales decreased $11.3 million in the first nine months of 1997 from the first nine months of 1996. The decrease resulted from a 43.5% decrease in the average sales price per homesite, partially offset by a 6% increase in the number of homesites sold. The average sales price decreased primarily due to a change in the sales mix, most notably due to a lower percentage of subdivision homesite sales than scattered homesite sales in 1997 compared to 1996. The following table summarizes homesite sales activity for the nine months ended September 30 (in thousands of dollars):


                                          1997                                 1996
                            ---------------------------------    ----------------------------------
                            Number of               Average      Number of                Average
                              lots       Revenue  sales price      lots       Revenue   sales price
                            ---------    -------  -----------    ---------    -------   -----------
Subdivision homesite sales      437      $11,438       $26.2         600      $19,643      $32.7
Scattered homesite sales      1,352        5,621         4.2       1,088        8,737        8.0
                              -----        -----       -----       -----      -------      -----
                              1,789      $17,059       $ 9.5       1,688      $28,380      $16.8
                              =====      =======       =====       =====      =======      =====

         The decrease in subdivision homesite sales revenue is primarily due to approximately $7.6 million of sales in 1996 in Julington Creek Plantation, a project in Jacksonville, Florida, including a bulk sale of the remaining 126 homesites in this project for $5.6 million in June 1996. In addition, there was a $3.6 million decrease in sales in Windsor Palms, a project located in southwest Broward County, Florida. Partially offsetting these decreases were sales of 76 homesites for $2.3 million in the first nine months of 1997 in West Meadows, a project in Tampa, Florida. Subdivision revenues for the full year of 1997 are anticipated to be lower than 1996 due to the bulk sale of Julington Creek Plantation in 1996 and the sale of 75% of the inventory in Windsor Palms in 1996, which represented the Company's two largest subdivision projects at that time. Current subdivision projects under development along with recently acquired projects and projects to be acquired utilizing proceeds from the issuance of Series A Preferred Stock to Apollo are anticipated to generate increased subdivision revenues beginning in 1998. The decrease in the average sales price of subdivision homesite sales is primarily due to the homesite sales in Julington Creek Plantation in 1996 which yielded an average sales price of approximately $43,000.

         Revenues from scattered homesite sales decreased in the first nine months of 1997 compared to the first nine months of 1996 due to a 47.5% decrease in the average sales price per homesite, partially offset by a 24% increase in the number of homesites sold. The decrease in the average sales price is principally due to a 42% decrease in the average sales price in the Company's Cumberland Cove community in Tennessee and to an increase in bulk sales of scattered homesites in secondary markets in Florida which yield a lower sales price.

The decrease in the average sales price in Cumberland Cove was primarily due to the mix of homesites sold. The volume of scattered homesites sales increased primarily due to the increase in the number of bulk homesites sold. The Company anticipates it will continue to supplement scattered homesite sales volume in secondary markets through bulk homesite sales as part of its plan to accelerate the disposition of predecessor assets in secondary real estate markets in Florida.

         Homesite sales other operating revenues in the first nine months of 1997 included management fees of $332,000 received from Country Lakes, Ltd., a Virginia limited partnership, of which the Company is a limited partner. This partnership was formed to acquire, plan, develop and market approximately 1,750 acres of mixed-use property located in Dade and Broward counties Florida. The Company provides the day-to-day management, development, marketing and sales coordination for the partnership. The $332,000 of management fees represented 3.5% of $9.5 million of revenues from sales in this project during the first nine months of 1997. Other operating revenues also included management fees of $179,000 earned in connection with Sunset Lakes Associates, a partnership in which the Company is the managing partner. This partnership was formed to plan, finance, develop and sell approximately 1,950 acres of residential property located in southwest Broward County. The $179,000 of management fees were earned based on 4% of the development costs incurred on the Sunset Lakes project during 1997. Other expense of $120,000 in the first nine months of 1997 represented the Company's 65% share of the net loss of the Sunset Lakes joint venture which resulted primarily from the management fees earned by the Company. Initial closings of sales in Sunset Lakes are anticipated during the first quarter of 1998.

         As of September 30, 1997, the Company had under contract approximately 1,518 scattered homesite lots for $2.8 million and approximately 93 subdivision homesites for $2.6 million which are anticipated to close in 1997.
Substantially, all of the Company's subdivision homesites currently under development are under contract for sale. As of September 30, 1996, the Company had approximately 2,279 total homesites under contract totaling approximately $14.4 million.

         The homesite sales gross margin percentages were 8.8% in 1997 compared to 24.4% in 1996. The gross margin percentage in the first nine months of 1996 reflects targeted gross margins of 20% to 30% for this line of business. The lower gross margin percentage in the first nine months of 1997 is attributable principally to the sale of the final 102 Windsor Palms lots in June 1997 for $4.5 million, generating a negative 11% gross margin. This sale was necessitated by the Company's need for liquidity to meet its June 30, 1997 Foothill debt payment. The gross margin for the first nine months of 1997 for all other subdivision homesite sales was 20.1%, which reflects the targeted gross margin of 20% to 30% for this line of business. Homesite sales margins were also adversely affected in the first nine months of 1997 by an increase in the bulk sale of scattered homesites. Although bulk sales of scattered homesites yield lower margins than individual sales, they are consistent with the Company's business plan to accelerate the sale of predecessor assets and reduce debt.

         Homesite selling expense decreased $1.3 million or 29% in 1997 primarily due to an $832,000 decrease in direct selling expenses resulting from the decrease in revenues and to a $493,000 reduction in costs in Cumberland Cove. Homesite selling expense as a percentage of revenues increased from 15.4% in 1996 to 18.1% in 1997, primarily due to the decreased revenues over which to spread fixed selling costs.

         Tract Sales
         -----------

         The net operating results from tract sales decreased in the first nine months of 1997 compared to the first nine months of 1996 primarily due to lower gross margins generated from tract sales in 1997 resulting from lower tract sales revenues and lower gross margin percentages, partially offset by lower selling expenses and other real estate overhead.

         Revenues from tract sales decreased $26.0 million in the first nine months of 1997 compared to the first nine months of 1996 primarily due to several large sales in 1996 including the sale of the Company's Julington Creek Plantation project which included $11.6 million of tract acreage, and a $9.0 million bulk sale of Summerchase, a project consisting of 320 acres in southwest Broward County. Tract sales acreages and corresponding revenues from such sales often vary significantly from period to period depending on the timing and size of individual sales. Despite the decrease in tract sales in the first nine months of 1997, tract sales are expected to be a significant source of revenue for the Company in 1997 due to the Company's ongoing plan to monetize the Company's predecessor assets located in secondary markets. As of September 30, 1997, there were pending tract sales contracts or letters of intent totaling approximately $14.4 million which, subject to certain contingencies, are anticipated to close in 1997. As of September 30, 1996, there were comparable pending tract sales contracts or letters of intent totaling approximately $29.6 million.

         Tract sales gross margins are summarized as follows for the nine months ended September 30:


                                      1997                         1996
                           -------------------------    ------------------------
                             Targeted      Actual         Targeted      Actual
                              Margins      Margins         Margins      Margins
                              -------      -------         -------      -------
Port LaBelle agricultural
 acreage                         0%         (5.2)%            5%            -

Julington Creek bulk sale        -            -               -           6.3%

Other tract acreage            5-10%        10.5%            20%         22.0%

         The targeted gross margin is lower for Port LaBelle agricultural acreage as management has determined that approximately 18,000 acres of the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted from a "retail" to a "wholesale" basis, which reduced the targeted gross margin for this property. During the first nine months of 1997, the Company sold 2,156 acres of Port LaBelle agricultural property for approximately $2.5 million.

         The low gross margin in Julington Creek in 1996 resulted from the bulk sale of this project in June 1996 as part of the Company's business plan to monetize certain assets to generate cash and retire debt.

         The actual gross margins for other tract acreage in 1997 and 1996 generally reflect the targeted gross margins. The targeted gross margins have been reduced primarily due to the Company's plan to accelerate land sales in secondary real estate market locations.

         Tract sales selling expenses decreased $1.1 million in the first nine months of 1997 compared to the first nine months of 1996 primarily due to lower direct selling expenses resulting from a decrease in revenues. Tract sales selling expense as a percentage of revenues increased from 7.8% in the first nine months of 1996 to 13.2% in the first nine months of 1997 primarily due to lower direct selling expenses associated with several large sales in 1996 including the Summerchase and Julington Creek sales and to lower revenues in 1997 over which to spread fixed selling costs.

         Tract sales other real estate overhead decreased $1.6 million, a 59% decrease, in the first nine months of 1997 compared to the first nine months of 1996 primarily due to management and advertising costs in 1996 associated with the efforts to accelerate the disposition of predecessor assets in secondary real estate markets.

         Residential Sales
         -----------------

         The net operating results from residential sales, which includes single family homes and condominiums, decreased $4.9 million during the nine months ended September 30, 1997 compared to the corresponding prior year period principally due to a decrease in the gross margin generated from the Company's Regency Island Dunes condominium project resulting from lower revenues and a lower gross margin percentage, partially offset by a reduction in selling expenses.

         Residential sales are summarized as follows for the nine months ended September 30 (in thousands of dollars):

                                                            1997           1996
                                                            ----           ----
Condominium sales - Regency Island Dunes:
   First Building                                        $ 1,620         $ 2,014
   Second Building                                         8,401           8,941
                                                         -------         -------
Total condominium sales                                   10,021          10,955
Single family home sales                                      76           3,070
                                                         -------         -------
                                                         $10,097         $14,025
                                                         =======         =======

         The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units that were under contract in the first building as of December 31, 1995, based on a construction completion percentage of 97%. The condominium revenues of $2.0 million in the first building during the first nine months of 1996 represent the incremental revenue earned upon the completion of 59 of the 61 units in the first nine months of 1996 and the sale and closing of an additional five units in 1996. The condominium revenues of $1.6 million in the first building in 1997 represent revenue earned upon the closing of an additional five units in 1997. As of September 30, 1997, all 72 units in the first building have been sold and closed. The revenues of approximately $8.9 million in the second building in the first nine months of 1996 were derived from 49 units under contract as of September 30, 1996, with construction on the second building 55% complete. As of December 31, 1996, the Company recorded 79% of the expected revenues and profits on 56 units that were under contract in the second building as of December 31, 1996, based on a construction completion percentage of 79%. The revenues of approximately $8.4 million in the second building in the first nine months of 1997 were derived from an increase in the completion percentage to 100% as of September 30, 1997, and to an additional 13 units sold during the first nine months of 1997 for a total of 69 units sold in the second building. As of September 30, 1997, 68 of the 72 units in the second building have closed and the Company anticipates that the remaining four units in the second building will be sold and closed in 1997.

         Single family home sales revenues decreased during the first nine months of 1997 compared to the first nine months of 1996 due a decrease in closings from 35 in 1996 to one in 1997. Closings decreased as a result of the Company's decision in mid-1995 to begin phasing out its single family home business in predecessor communities, which withdrawal was substantially completed in 1996. The Company may seek to re-enter the single family home business in primary markets where this business would complement current or future land development activities. As of September 30, 1997, the Company had two single family home residential units in inventory, neither of which were under contract. As of September 30, 1996, the Company had three single family home residential units in inventory, none of which were under contract.

         Residential sales gross margins are summarized as follows for the nine months ended September 30:

                                                             1997           1996
                                                             ----           ----

Condominiums                                               (21.7)%         28.9%
Single family homes                                        (15.8)%         10.6%

         The gross margin for condominiums in the first nine months of 1997 was negative primarily due to an unanticipated $2.8 million accrual in August 1997 for an arbitration award granted to the Company's general contractor related to the first building in Regency Island Dunes. See Part II. Item 2. LEGAL PROCEEDINGS. The impact of this cost was absorbed by the five units closed in the first building in 1997 resulting in a large negative gross margin in 1997. The overall gross margin for this project is anticipated to be approximately 12%. Excluding the $2.8 million arbitration award, the gross margin on this project would have been approximately 18% which is lower than the targeted gross margin of approximately 20% to 25% for this line of business due to higher than anticipated construction costs.

         The single family home gross margin in the first nine months of 1997 was generated from one unit which was priced to sell as the Company has withdrawn from this line of business.

         Residential selling expense decreased $560,000 or 51% and decreased as a percentage of revenues from 7.8% in the first nine months of 1996 to 5.3% in the first nine months of 1997. The decreases were due to an adjustment in 1997 to reduce incentive expenses as a result of the decrease in profits associated with Regency Island Dunes and to a decrease in fixed selling costs as a result of the phasing-out of the single family home operations.

         Other real estate overhead decreased $189,000 or 30% in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a reduction in single family overhead costs due to the phasing-out of this operation.

         Other Operations
         ----------------

         Net income from other operations decreased $6.9 million in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a $4.8 million decrease in other income and a $1.8 million increase in borrowing costs associated with the financing of mortgage and contract receivables.

         Other operating revenues and expenses decreased in the first nine months of 1997 from the same prior year period primarily due to the absence of revenues and expenses from the Port LaBelle utility system sold in February 1996 and the Julington Creek utility system sold in June 1996. In addition, other operating revenues in the first nine months of 1996 included $734,000 of development impact fees.

         Other operations interest income increased in the first nine months of 1997 from the corresponding prior year period primarily due to a higher average balance of land mortgages receivable in 1997 and to adjustments in the first quarter of 1996 associated with the Company's land mortgage receivable portfolio, partially offset by a lower average balance of contracts receivable during the periods under review.

         Other operations other real estate overhead decreased 38% in the first nine months of 1997 compared to the first nine months of 1996 primarily due to lower community operations costs associated with the Company's predecessor assets located in secondary markets in Florida.

         Cost of borrowing of $1.8 million in the first nine months of 1997 represented interest expense on debt associated with the financing of a portion of the Company's land mortgages and contract receivables, which were generated from the sale of predecessor tracts and scattered homesites, pursuant to the Company's business plan to monetize predecessor assets. The Company raised approximately $13.3 million of cash proceeds in the latter part of 1996 and an additional $14.6 million in the first nine months of 1997 from these financings and plans to continue to finance mortgages and other receivables generated from the future sales of predecessor real estate assets. The proceeds from these financings were used to the reduce corporate debt and to fund ongoing operations.

         Other income - reorganization items of $798,000 in the first nine months of 1997 represents the amortization of the Company's utility connections reserve. Other income - utility condemnation in the first nine months of 1996 consisted of a gain of approximately $4.1 million on an $18.75 million settlement in March 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Other income miscellaneous of $1.4 million in the first nine months of 1996 consisted of a gain of $686,000 on the sale of the Company's Port LaBelle utility system which was sold in February 1996 for $4.5 million and a gain of $696,000 on the sale of the Company's Julington Creek utility system sold in June 1996 for $6.0 million.

         Business Development
         --------------------

         Total business development expenditures decreased in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a decrease in expenditures related to the Company's Ya Dong joint venture in China. Business development expenditures currently consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

         Business development other expenses consisted of $465,000 in the first nine months of 1997 and $408,000 in the first nine months of 1996 representing the Company's share of the net loss of the Ocean Grove joint venture which was 100% in 1997 and 50% in 1996. The loss resulted from pre-sales advertising and other selling and overhead costs.

         Administrative & Other
         ----------------------

         The net loss from administrative & other activities increased $11.8 million in the first nine months of 1997 from the first nine months of 1996 principally due to extraordinary gains totalling $11.0 million in 1996 resulting from the extinguishment of debt.

         Interest income decreased in the first nine months of 1997 from the corresponding prior year period primarily due to a decrease in short term investment interest income.

         Property tax, net of capitalized property taxes decreased in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a reduction of land inventory not under development which corresponds to sales activity during the intervening period.

         Other real estate overhead decreased 18% in the first nine months of 1997 compared to the same period in 1996 primarily due to a decrease in legal costs associated with supporting increased real estate sales activity.

         General and administrative expenses decreased $1.6 million or 19% in the first nine months of

1997 compared to the first nine months of 1996 principally due to financial advisory and due diligence costs incurred in the first nine months of 1996 associated with the Company's recapitalization efforts.

         Cost of borrowing, net of capitalized interest increased slightly in the first nine months of 1997 compared to the same period in 1996, despite a decrease in corporate debt, primarily due to a $1.0 million fee paid to Foothill in 1997 pursuant to an amendment of the Revolving Loan Agreement on March 31, 1997. During the nine months ended September 30, 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."


         Other income - reorganization items consisted of gains of $1.4 million in the first nine months of 1997 and $1.4 million in the first nine months of 1996 resulting from the resolution of certain reorganization items. This process is expected to continue during the remainder of the year with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded. Other expense - miscellaneous of $450,000 in the first nine months of 1997 consisted of net gains and losses associated with various reserve adjustments and settlements, none of which were individually significant. Other income miscellaneous of $1.6 million in the first nine months of 1996 included gains of approximately $1.0 million due to reductions in the Company's environmental reserve and $600,000 due to reductions in the Company's land mortgages receivable valuation reserve.

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

         During the first nine months of 1997, the Company recorded a $1.4 million accrual for preferred stock dividends, which were undeclared but accumulated and unpaid as of September 30, 1997, associated with its Series A and Series B Preferred Stock at an annual rate of 20% of the liquidation preference value which is $10 per share plus accumulated and unpaid dividends. In addition, the Company is accreting the value of its preferred stock to the redemption amount and accreted $190,000 during the first nine months of 1997. The total of approximately $1.6 million of accrued preferred stock dividends and preferred stock accretion was charged to contributed capital in the accompanying September 30, 1997 consolidated balance sheet.

                           Comparison of the Three Months Ended September 30, 1997 and 1996
                           ----------------------------------------------------------------

         The comparison of the three months ended September 30, 1997 and 1996 should be read in conjunction with the comparison of the nine months ended
September 30, 1997 and 1996 for a more comprehensive discussion of the result of operations. The Company's results of operations for the three months ended
September 30, 1997 and 1996 are summarized by line of business, as follows:

                               Combining Results of Operations by Line of Business
                               ---------------------------------------------------
                                        Three Months Ended September 30, 1997
                                             (in thousands of dollars)
                                                    (unaudited)

                                 Homesite      Tract        Residential      Other         Business     Administrative
                                  Sales        Sales           Sales       Operations     Development       & Other        Total
                                  -----        -----           -----       ----------     -----------       ------         -----
Revenues:

   Real estate sales           $  4,977       $ 4,809      $    826      $              $              $                 $ 10,612

   Other operating revenues         110                                        522                                            632

   Interest income                                                             941                             241          1,182
                               --------------------------------------------------------------------------------------------------
Total revenues                    5,087         4,809           826          1,463               -             241         12,426
                               --------------------------------------------------------------------------------------------------
Costs and expenses:

   Cost of real estate sales      4,308         4,371         3,890                                                        12,569

   Inventory valuation reserve      145                                                                                       145

   Selling expense                  976           685           293                            (24)                         1,930

   Other operating expense                                                     337                                            337

   Other real estate costs:

    Property tax, net                                                                                        1,072          1,072

    Other real estate overhead      584           419           302            185             653             527          2,670

   General and administrative
    expense                                                                                                  2,078          2,078

   Depreciation                       8            15                           28                             120            171

   Cost of borrowing, net                                                      684                           1,705          2,389

   Other expense                     63                                                         60                            123
                               --------------------------------------------------------------------------------------------------
Total costs and expenses          6,084         5,490         4,485          1,234             689           5,502         23,484
                               --------------------------------------------------------------------------------------------------
Operating income (loss)            (997)         (681)       (3,659)           229            (689)         (5,261)       (11,058)
                               --------------------------------------------------------------------------------------------------
Other income (expense):
   Reorganization items                                                        266                             176            442
   Utility condemnation                                                                                                         -
   Miscellaneous                                                                                              (185)          (185)
                               --------------------------------------------------------------------------------------------------
Total other income (expense)          -             -             -            266               -              (9)           257
                               --------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary items               (997)         (681)       (3,659)           495            (689)         (5,270)       (10,801)

Extraordinary gains on
 extinguishment of debt                                                                                                         -
                               --------------------------------------------------------------------------------------------------
Net income (loss)                  (997)         (681)       (3,659)           495            (689)         (5,270)       (10,801)
                               --------------------------------------------------------------------------------------------------
Less:
 Accrued preferred stock
  dividends                           -             -             -              -               -           1,319          1,319
 Accretion of preferred
  stock to redemption
  amount                              -             -             -              -               -             182            182
                               --------------------------------------------------------------------------------------------------
                                      -             -             -              -               -           1,501          1,501
                               --------------------------------------------------------------------------------------------------
Net income (loss)
 applicable to common
  stock                        $   (997)      $  (681)     $ (3,659)     $     495      $     (689)    $    (6,771)      $(12,302)
                               ==================================================================================================

                                                                   19

                                   Combining Results of Operations by Line of Business
                                   ---------------------------------------------------

                                            Three Months Ended September 30, 1996
                                                  (in thousands of dollars)
                                                         (unaudited)

                                Homesite       Tract       Residential       Other         Business     Administrative
                                 Sales         Sales          Sales        Operations     Development      & Other         Total
                                 -----         -----          -----        ----------     -----------      -------         -----
Revenues:

   Real estate sales            $ 4,155       $ 7,605       $ 4,704        $              $                $              $16,464

   Other operating revenues                                                  1,281                                          1,281

   Interest income                                                             686                             341          1,027
                               --------------------------------------------------------------------------------------------------
Total revenues                    4,155         7,605         4,704          1,967               -             341         18,772
                               --------------------------------------------------------------------------------------------------
Costs and expenses:

 Cost of real estate sales        3,053         6,171         3,465                                                        12,689

 Selling expense                  1,498         1,345           186                                                         3,029

 Other operating expense                                                       354                                            354

 Other real estate costs:

    Property tax, net                                                          (30)                          1,503          1,473

    Other real estate overhead      345         1,839            96            242           1,371             512          4,405

 General and administrative
   expense                                                                                                   2,906          2,906

 Depreciation                        (5)           24             4             40                             123            186

 Cost of borrowing, net                                                                                      2,725          2,725

 Other expense                        5                                                         95                            100
                               --------------------------------------------------------------------------------------------------
Total costs and expenses          4,896         9,379         3,751            606           1,466           7,769         27,867
                               --------------------------------------------------------------------------------------------------
Operating income (loss)            (741)       (1,774)          953          1,361          (1,466)         (7,428)        (9,095)
                               --------------------------------------------------------------------------------------------------
Other income (expense):

 Reorganization items                                                                                          129            129

 Utility condemnation                                                           (2)                                            (2)

 Miscellaneous                                                                (169)                            (71)          (240)
                               --------------------------------------------------------------------------------------------------
Total other income (expense)          -             -             -           (171)              -              58           (113)
                               --------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary items               (741)       (1,774)          953          1,190          (1,466)         (7,370)        (9,208)

Extraordinary gains on
 extinguishment of debt                                                                                      7,255          7,255
                               --------------------------------------------------------------------------------------------------
Net income (loss)               $  (741)      $(1,774)      $   953        $ 1,190        $ (1,466)        $  (115)       $(1,953)
                               ==================================================================================================

         During the third quarter of 1997, the Company recorded a net loss applicable to common stock of $12.3 million compared to a net loss of $2.0 million in the third quarter of 1996 primarily due to a 35% reduction in real estate revenues and a relative increase in cost of real estate sales, a $1.3 million accrual in 1997 for preferred stock dividends, and a $7.2 million extraordinary gain in the third quarter of 1996 resulting from the extinguishment of debt. These factors were partially offset by a $4.1 million reduction in selling expenses, other real estate costs and general and administrative expenses. The lower real estate sales revenues in the third quarter of 1997 were primarily attributable to the Company's decreasing revenues from predecessor asset sales as the Company successfully executes its business plan to sell of the remaining predecessor tract assets and apply the proceeds to debt reduction. Increased relative cost of sales in the third quarter of 1997 were attributable principally to the expected effect of the Company's business plan to liquidate predecessor tract and scattered homesite product and use the proceeds for debt reduction, and an unanticipated $2.8 million accrual in August 1997 for an arbitration award to the general contractor on the Company's Regency Island Dunes condominium project.

         Homesite Sales
         --------------

         The net operating results from homesite sales decreased in the third quarter of 1997 compared to the third quarter of 1996 despite an increase in revenues, primarily due to lower gross margins from the sale of predecessor assets in the third quarter of 1997, partially offset by a reduction in selling expenses.

         Revenues from homesite sales increased $822,000 in the third quarter of 1997 compared to the third quarter of 1996 due to a 56% increase in the number of homesites sold, partially offset by a 23% decrease in the average sales price per homesite. The following table summarizes homesite activity for the three months ended September 30 (in thousands of dollars):


                                      1997                           1996
                          ----------------------------    ---------------------------

                           Number           Average        Number           Average
                          of lots  Revenue sales price    of lots Revenue sales price
                          -------  ------- -----------    ------- ------- -----------
Subdivision homesite         167   $2,970   $  17.8           58   $1,188   $  20.5
sales                        480    2,007       4.2          358    2,967       8.3
                             ---   ------   -------          ---   ------   -------
Scattered homesite sales     647   $4,977   $   7.7          416   $4,155   $  10.0
                             ===   ======   =======          ===   ======   =======

         The increase in subdivision homesite sales revenue is primarily due to sales in the third quarter of 1997 of $1.0 million in West Meadows and to a $610,000 increase in sales for a total of $1.8 million of sales in Lakeside Estates. The decrease in the average sales price of subdivision homesite sales is primarily due to a decrease in the average sales price in Lakeside Estates from $20,000 in the third quarter of 1996 to $14,000 in the third quarter of 1997 primarily due to the mix of homesites sold.

         Revenues from scattered homesite sales decreased in the third quarter of 1997 compared to the third quarter of 1996 due to a 49% decrease in the average selling price, partially offset by a 34% increase in the number of homesites sold. The decrease in the average sales price is principally due to a 49% decrease in the average sales price in the Company's Cumberland Cove community in Tennessee and to an increase in bulk sales of scattered homesites in secondary markets in Florida which yield a lower sales price. The average sales price in Cumberland Cove decreased from $20,400 in the third quarter of 1996 to $10,300 in the third quarter of 1997 primarily due to the mix of homesites sold as most of the premium homesites in this project have been sold. The volume of scattered homesite sales increased due to the increase in the number of bulk homesites sold.

         Homesite sales other operating revenues in the third quarter of 1997 included $100,000 of management fees earned in connection with Sunset Lakes Associates, a partnership in which the Company is the managing partner. This partnership was formed to plan, finance, develop and sell approximately 1,950 acres of residential property located in southwest Broward County. The $100,000 of management fees were earned based on 4% of the development costs incurred on the Sunset Lakes project during the third quarter of 1997. Other expense of $63,000 in the third quarter of 1997 represented the Company's 65% share of the net loss of the Sunset Lakes joint venture which resulted primarily from the management fees earned by the Company. Initial closings in Sunset Lakes are anticipated during the first quarter of 1998.

         The homesite sales gross margin percentages were 13.4% in the third quarter of 1997 compared to 26.5% in the third quarter of 1996. The gross margin percentage in the third quarter of 1996 reflects targeted gross margins of 20% to 30% for this line of business. The lower gross margin percentage in the third quarter of 1997 was primarily attributable to an increase in bulk homesite sales. Although bulk sales of scattered homesites yield lower margins than individual sales, they are consistent with the Company's business plan to accelerate the sale of predecessor assets and reduce debt. The lower gross margin percentage also corresponds to reduced gross margins recorded in West Meadows in the third quarter of 1997. During the third quarter of 1997, the gross margin percentage for West Meadows sales was 15.6%, however, based on revised cost estimates, future sales are anticipated to yield a gross margin percentage of approximately 19%.

         Homesite selling expense decreased $522,000 or 34.8% in the third quarter of 1997 and as a percentage of sales from 36.1% in the third quarter of 1996 to 19.6% in the third quarter of 1997 primarily due a decrease in fixed selling costs, most particularly in the Cumberland Cove community in Tennessee and to additional commissions paid in the third quarter of 1996 associated with sales during the first six months of 1996.

         Homesite sales other real estate overhead increased in the third quarter of 1997 compared to the corresponding prior year period primarily due to due diligence and other overhead costs associated with the Company's West Bay Club project which were included in business development in 1996 and are included in homesite sales in 1997 due to the acquisition of this project in 1997.

         Tract Sales
         -----------

         The net operating results from tract sales improved $1.1 million in the third quarter of 1997 compared to the third quarter of 1996 primarily due to reductions in selling expenses and other real estate overhead, partially offset by lower gross margins generated from tract sales in the third quarter of 1997 resulting from lower tract sales revenues and lower gross margin percentages.

         Revenues from tract sales decreased $2.8 million in the third quarter of 1997 compared to the third quarter of 1996 primarily due to several large sales during the third quarter of 1996. Tract sales acreages and corresponding revenues from such sales often vary significantly from quarter to quarter depending on the timing and size of individual sales.

         Tract sales gross margins are summarized as follows for the three months ended September 30:

                                       1997                         1996
                              ---------------------        ---------------------
                              Targeted      Actual         Targeted      Actual
                               Margins      Margins         Margins      Margins
                               -------      -------         -------      -------

Other tract acreage             5-10%        9.1%             20%         18.9%


         The actual gross margins in the third quarter of 1997 and the third quarter of 1996 for other tract acreage generally reflect the targeted gross margins. The targeted gross margins have been reduced primarily due to the Company's plan to accelerate land sales in secondary real estate market locations.

         Tract sales selling expense decreased 49% in the third quarter of 1997 compared to the third quarter of 1996 primarily due to lower direct selling expenses due to a decrease in revenues.

         Tract sales other real estate overhead decreased $1.4 million or 77% in the third quarter of 1997 compared to the third quarter of 1996 primarily due to management and advertising costs in 1996 associated with the efforts to accelerate the disposition of predecessor assets in secondary real estate markets.

         Residential Sales
         -----------------

         The net operating results from residential sales, which includes single family homes and condominiums, decreased $4.6 million during the third quarter of 1997 compared to the corresponding prior year period. This decrease corresponds to a decrease in the gross margin generated from the Company's Regency Island Dunes condominium project resulting from lower revenues and a lower gross margin percentage.

         Residential sales are summarized as follows for the three months ended September 30 (in thousands of dollars):

                                                     1997          1996
                                                     ----          ----

Condominium sales - Regency Island Dunes:
  First Building                                     $310         $   --
  Second Building                                     516          4,414
                                                     ----          -----
Total condominium sales                               826          4,414
Single family home sales                               --            290
                                                     ----         ------
                                                     $826         $4,704
                                                     ====         ======

         The revenues and profits associated with Regency Island Dunes condominium sales are recorded using the percentage of completion method. The Regency Island Dunes condominium project consists of two 72-unit buildings. The condominium revenues of $310,000 from the first building in the third quarter of 1997 were generated from the closing of the one remaining unit in the first building. As of September 30, 1997, all 72 units in the first building have been sold and closed. The condominium revenues of $516,000 from the second building in the third quarter of 1997 were derived from the sale of one additional unit plus an adjustment resulting from lower than anticipated buyer credits associated with closings in the second building. As of September 30, 1997, 68 of the 72 units in the second building have closed and the Company anticipates that the remaining four units in the second building will be sold and closed in 1997. The condominium revenues of $4.4 million in the second building in the third quarter of 1996 were derived from an increase in the second building completion percentage during the quarter from 30% as of June 30, 1996 to 55% as of September 30, 1996 and to four additional units under contract during the quarter from 45 units as of June 30, 1996 to 49 units as of September 30, 1996.

         Single family home sales revenues in the third quarter of 1996 were generated from three closings with an average selling of price of $96,700. There were no closings in the third quarter of 1997 due to the Company's decision in mid-1995 to withdraw from the single family home business.

         Residential sales gross margins are summarized as follows for the three months ended September 30:


                                          1997            1996
                                          ----            ----

Condominiums                             (370.9)%         27.7%
Single family homes                         -              5.9%

         The gross margin for condominiums in the third quarter of 1997 was negative primarily due to an unanticipated $2.8 million accrual in August 1997 for an arbitration award granted to the Company's general contractor related to the first building in Regency Island Dunes. See Part II. Item 2. LEGAL PROCEEDINGS. The impact of this cost was absorbed by the one unit that closed in the first building in the third quarter of 1997 resulting in a large negative gross margin in 1997.

The overall gross margin for this project is anticipated to be approximately 12%. Excluding the $2.8 million arbitration award, the gross margin on this project would have been approximately 18% which is lower than the targeted gross margin of approximately 20% to 25% for this line of business due to higher than anticipated construction costs.

         The single family home gross margins in the third quarter of 1996 were low due to the mix of product sold and to the winding down of this operation.

         Residential sales other real estate overhead increased in the third quarter of 1997 compared to the corresponding prior year period primarily due to legal expenses associated with the legal proceedings between the Company and its general contractor regarding the construction of the first building in Regency Island Dunes.

         Other Operations
         ----------------

         Net income from other operations decreased in the third quarter of 1997 compared to the third quarter of 1996 primarily due to a decrease in other operating revenues and to an increase in borrowing costs associated with the financing of mortgage and contract receivables.

         Other operating revenues decreased in the third quarter of 1997 from the third quarter of 1996 primarily due to $545,000 of development impact fees received in the third quarter of 1996.

         Interest income increased in the third quarter of 1997 from the corresponding prior year period primarily due to a higher average balance of land mortgages receivable in the third quarter of 1997, partially offset by a lower average balance of contracts receivable during the periods under review.

         Other operations other real estate overhead decreased 24% in the third quarter of 1997 compared to the third quarter of 1996 primarily due to lower community operations costs associated with the Company's predecessor assets located in secondary markets in Florida.

         Cost of borrowing of $684,000 in the third quarter of 1997 represents interest expense on debt associated with the financing of a portion of the Company's land mortgages and contract receivables generated from the sale of predecessor tracts and scattered homesites, pursuant to the Company's business plan to monetize predecessor assets. The Company raised approximately $13.3 million of cash proceeds in the latter part of 1996 and an additional $14.6 million in the first nine months of 1997 from these financings and plans to continue to finance mortgages and other receivables generated from the future sales of predecessor real estate assets. The proceeds were used to the reduce corporate debt and to fund ongoing operations.

         Other income - reorganization items of $266,000 in the third quarter of 1997 represents the amortization of the Company's utility connections reserve. Other expense - miscellaneous of $169,000 in the third quarter of 1996 represented additional expenses associated with the June 1996 sale of the Company's Julington Creek utilities system thereby reducing the gain on this sale to $696,000.

         Business Development
         --------------------

         Total business development expenditures decreased in the third quarter of 1997 compared to the third quarter of 1996 primarily due to a decrease in expenditures related to the Company's Ya Dong joint venture in China and to due diligence and other overhead costs associated with the Company's West Bay Club project which were included in business development in 1996 and are included in homesite sales in 1997 due to the acquisition of this project in 1997. Business development expenditures currently consist primarily of costs associated with the pursuit of business opportunities in primary market locations within Florida and other southeastern United States locations.

         Business development other expenses in the third quarter of 1997 and in the third quarter of 1996 consisted of the Company's share of the net loss of the Ocean Grove joint venture which was 100% in 1997 and 50% in 1996. The loss resulted from pre-sales advertising and other selling and overhead costs.

         Administrative & Other
         ----------------------

         The net loss from administrative & other activities increased $6.7 million in the third quarter of 1997 from the third quarter of 1996 principally due to an extraordinary gain of $7.2 million in 1996 resulting from the extinguishment of debt and a $1.3 million accrual in 1997 for preferred stock dividends, partially offset by a $1.0 million decrease in borrowing costs.

         Property tax, net decreased in the third quarter of 1997 compared to the third quarter of 1996 primarily due to a reduction of land inventory not under development which corresponds to sales activity in the intervening period.

         General and administrative expenses decreased $828,000 or 28% in the third quarter of 1997 compared to the third quarter of 1996 principally due to financial advisory and due diligence costs incurred in the third quarter of 1996 associated with the Company's recapitalization efforts.

         Cost of borrowing, net of capitalized interest decreased $1.0 million in the third quarter of 1997 compared to the same period in 1996 primarily due to a reduction in corporate debt and an increase in interest capitalized to other assets associated with the Company's investments in various joint ventures. During the three months ended September 30, 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods. See "LIQUIDITY AND CAPITAL RESOURCES."

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

         During the third quarter of 1997, the Company recorded a $1.3 million accrual for preferred stock dividends, which were undeclared but accumulated and unpaid as of September 30, 1997, associated with its Series A and Series B Preferred Stock at an annual rate of 20% of the liquidation preference value which is $10 per share plus accumulated and unpaid dividends. In addition, the Company is accreting the value of its preferred stock to the redemption amount and accreted $182,000 during the third quarter of 1997. The total of approximately $1.5 million of accrued preferred stock dividends and preferred stock accretion was charged to contributed capital in the accompanying September 30, 1997 consolidated balance sheet.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

         As of September 30, 1997, the Company's cash and cash equivalents totaled approximately $2.1 million. The Company also had restricted cash and cash equivalents of $2.0 million, which consisted primarily of escrows for the sale and development of real estate properties, funds held in trust to pay certain bankruptcy claims and various other escrow accounts. Of the $5.0 million decrease in cash and cash equivalents during the first nine months of 1997, $12.0 million was used in operating activities and

$4.8 million was used in financing activities, partially offset by $11.8 million provided by investing activities.

         Cash used in operating activities includes approximately (i) $11.4 million for interest payments, (ii) $5.5 million for property tax payments,
(iii) $12.4 million for construction and development expenditures, (iv) $19.7 million related to property acquisitions and (v) $4.7 million of fees associated with the Company's refinancing and recapitalization efforts. These uses were offset in part by net cash generated through real estate sales and other operations.

         Cash provided by investing activities consisted primarily of $12.1 million of funds released on January 2, 1997 from various utility trust accounts which were funded by the Company during the reorganization proceedings. The terms of these trusts require the Company to periodically assess the adequacy of the property in these trusts. Pursuant to a review of these trusts in December 1996, it was determined that approximately $12.1 million in cash and $6.2 million of notes could be released from these trust accounts.

         Cash used in financing activities includes $37.5 million of principal payments on January 3, 1997 to repay in full the Company's Unsecured 12% Notes, a scheduled principal payment of $13.3 million on the Company's Term Loan, $7.2 million of net principal repayments on new project financings and $2.5 million in net principal payments related to the Company's deferred property tax and
Section 365(j) lien obligations arising out of the reorganization proceedings. These payments were partially offset by proceeds of $10.0 million from the issuance of Common Stock and approximately $30.0 million from the issuance of Series A and B Preferred Stock as more fully described below. In addition, the Company had net borrowings of $10.9 million under the Reducing Revolving Loan and $4.8 million associated with the financing of the Company's mortgage and contract receivables.

         The Company has, pursuant to Loan Agreements dated as of September 30, 1996 with Foothill Capital Corporation ("Foothill"), (i) a $20 million working capital facility maturing December 1, 1998 ("Working Capital Facility"), (ii) a $25 million reducing revolving loan maturing June 30, 1998 ("Reducing Revolving Loan"), and (iii) a $40 million Term Loan at an interest rate of 15% per annum maturing on June 30, 1998. Amounts under the Reducing Revolving Loan are available only when (i) the Working Capital Facility is fully utilized, and (ii) the Company is in compliance with, among other conditions, a "borrowing base" formula based on the value of certain of the Company's assets. Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. The Reducing Revolving Loan bears variable interest at the "base rate" plus four percentage points. As of September 30, 1997, the Company had outstanding (i) the full $20 million under the Working Capital Facility, (ii) $12.7 million under the Reducing Revolving Loan, and (iii) $26.7 million under the Term Loan.

         The Term Loan requires principal repayments of $13.3 million on each of December 31, 1997 and June 30, 1998. The commitment under the Reducing Revolving Loan will be reduced to $8.3 million on December 31, 1997 and to zero on June 30, 1998, and the Company will be required to repay on those dates any amounts outstanding under the Reducing Revolving Loan in excess of the new commitment amount.

         The Company's remaining material obligations for 1997 include principal repayments on the Foothill debt up to $21.7 million. The Company's 1997 business plan also contemplates full year expenditures for development, construction and other capital improvements estimated at approximately $45 million, of which a substantial portion will require funding through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these expenditures, the implementation of the Company's business plan will be adversely affected, thus slowing the Company's expected revenue growth and increasing the expected time necessary for the Company to achieve profitability.

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

         The Company's ongoing business plan is to continue to monetize its non-core tract and scattered homesite assets ("Predecessor assets") and to reduce corporate debt. The Company has made substantial progress in this regard as it sold $55.6 million of tract and scattered homesite assets in 1996 and $22.4 million in the first nine months of 1997. In addition, the Company currently has pending under contract or letter of intent a combination of Predecessor asset sale transactions which would generate, if consummated, approximately $17.2 million of revenue including $11.8 million of cash and $5.4 million of mortgage notes. The transactions under contract are subject to customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation and there are no assurances that any particular transaction under contract or letter of intent will be consummated.

         As part of the effort to monetize the Predecessor assets, the Company is actively monetizing mortgage and note receivables generated from the sale of Predecessor tracts and scattered homesites. The Company raised approximately $14.6 million cash, and received certain residual interests in the first nine months of 1997 from the sale or financing of mortgages or other receivables generated from the sale of Predecessor real estate assets. These cash proceeds, along with the net cash proceeds from Predecessor real estate sales, were applied to the reduction of corporate debt and to fund ongoing operations. The Company plans to continue to sell or finance mortgages and other receivables generated from the future sale of Predecessor real estate assets going forward.

         As disclosed in Note 7 in the Notes to Consolidated Financial Statements, the Company closed on a series of preferred and common stock transactions with (i) Apollo to purchase up to $25 million of Series A Preferred Stock and warrants to purchase 5,000,000 shares of Common Stock, and (ii) through a private placement, the issuance of 1,776,199 shares of Common Stock for $10 million and $10 million of Series B Preferred Stock with Series B Warrants to purchase 2,000,000 shares of Common Stock.

         As of September 30, 1997, 1,996,475 Series A Preferred shares with Investor Warrants to purchase 3,992,950 shares of Common Stock had been purchased by Apollo for a total purchase price of approximately $20 million of the $25 million total. With respect to the above referenced private placement, $10 million of Common Stock and $10 million of Series B Preferred Stock with warrants to purchase 2,000,000 shares of common stock had been issued.

         The Company expects to issue up to an additional $10 million of Series B Preferred Stock along with warrants to purchase up to 2,000,000 shares of Common Stock through a pending rights offering to existing stockholders and to the holders of certain warrants issued by the Company in September 1996. While there can be no assurance, the Company expects to close the transaction in November, 1997. The Company intends to use the proceeds of the rights offering for working capital purposes, including the payment of a portion of the Foothill debt. The rights offering is being made only by means of a prospectus.

         As required by the Company's Agreements with Apollo, the proceeds from the sale of Series A Preferred Stock have been and will be used primarily to acquire and develop properties through a wholly owned special purpose subsidiary of the Company ("SP Subsidiary") and through subsidiaries of the SP Subsidiary. The Company's repurchase and redemption obligations in respect of the Series A Preferred Stock (but not the Series B Preferred Stock) are secured by (i) a junior lien on substantially all of the assets of the Company and its subsidiaries, except for the outstanding capital stock of the SP Subsidiary and its assets, and (ii) a senior lien on the outstanding capital stock of the SP Subsidiary and on its assets. (See Note 7 to the Consolidated Financial Statements.)

         Pursuant to the certain debt agreements of the Company, it must apply any Available Cash (as defined below) (i) to the payment of interest due on the Company's unsecured cash flow notes due December 31, 1998 ("Cash Flow Notes"),
(ii) to payments of outstanding amounts under the Working Capital Facility,  and
(iii) to repayments of principal on the Cash Flow Notes.

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

         If there is no Available Cash on a payment date, the then current interest on the Cash Flow Notes is not due or payable on that payment date or at any time thereafter. Due to the necessity to establish reserves against future mandatory debt, capital and operating expenditures, the Company did not have any Available Cash to require it to make payments on the Cash Flow Notes through September 30, 1997. Accordingly, the Company did not accrue any interest on the Cash Flow Notes during the nine months ended September 30, 1997 and 1996. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company having Available Cash in the foreseeable future.


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

         The Company agreed with the receiver on May 5, 1997 to a tentative settlement of all matters pending final documentation, the satisfaction of certain conditions and court approval. The documentation of the settlement was finalized and was submitted to the court for approval on or about August 6, 1997. The settlement was approved by the court on September 29, 1997 and will not have a material, adverse financial affect on the Company.

         REGENCY ISLAND DUNES. In connection with the construction of the Regency Island Dunes Condominium Project in Jensen Beach, Florida, various disputes have arisen between the Company's subsidiary, Regency Island Dunes, Inc. ("Regency"), and the general contractor, Foley and Associates Construction Company, Inc. ("Foley"), regarding completion of the first phase of the project containing 72 units. As a result, Foley filed suit in the Circuit Court of St. Lucie County under the caption of FOLEY AND ASSOCIATES CONSTRUCTION, INC. V. REGENCY ISLAND DUNES, INC. AND ATLANTIC GULF COMMUNITIES CORPORATION, Case No. 96-1569-CA-03 (St. Lucie Cty. Cir. Ct.) alleging breach of the construction contract, claims for lost profits and delay damages as well as various counts claiming fraudulent transfers of funds from Regency to the Company. This case was filed by Foley in addition to Foley's demand for arbitration before the American Arbitration Association as required pursuant to the terms of the construction contract between Regency and Foley. Regency has asserted counterclaims for Foley's failure to properly staff the job and refusal to perform corrective work which was performed at Regency's expense, and all such sums incurred by Regency would offset Foley's contract claim. The costs of corrective work already incurred together with Regency's claims for delay damages and penalties exceed Foley's claims for the unpaid contract balance. In addition, in the case styled REGENCY ISLAND DUNES INC. V. FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., Case No. 96-1532 CA-17 (St. Lucie Cty. Cir. Ct.), Regency filed its action to discharge the construction lien filed by Foley on the basis that the lien claim was inflated and was recorded against units which had previously been conveyed to third party purchasers as well as additional lands not included within the construction contract between the parties. The preceding two cases have been consolidated and partially stayed pending resolution of the contract disputes in arbitration. In REGENCY ISLAND DUNES, INC. V. NATIONAL FIRE INSURANCE COMPANY OF HARTFORD AND FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., now refiled under Case No. 97-14075, U.S.D.C., Southern District of Florida, Regency filed suit to recover damages against Foley's surety for corrective work performed by Regency as well as various other claims for damages asserted by Regency in the arbitration described above. This case was dismissed by the court on June 5, 1997. The arbitration proceeding commenced on July 1, 1997 and was completed on July 28, 1997. On August 26, 1997, the arbitration panel entered an award in the amount of $2,839,546.00 in favor of Foley, and an award in the amount of $442,000.00 in favor of Regency with respect to Regency's counterclaim. The arbitration awards are reflected in the Company third quarter financial results. Regency intends to file a motion to vacate and/or modify the arbitration award on or before November 24, 1997. In addition, based upon a separate construction contract between Regency and Foley for the construction of the second phase of the Regency Island Dunes Condominium Project, Foley filed a demand for arbitration in March 1997 asserting breach of contract relating to change orders, release of retainage and Foley's requests for extensions of time. The dispute with Foley in connection with the second phase has escalated and Foley has filed a claim of lien, which includes retainage, overhead and unauthorized change orders. Regency has filed counterclaims against Foley in the arbitration proceeding for breach of contract and failure to perform corrective work.

In addition, Regency has filed an independent action against Foley for recording a fraudulent lien and a declaratory action seeking dismissal of Foley's claim in the arbitration for lost profits. The Company and Regency will vigorously defend the claims asserted by Foley and aggressively pursue their claims against Foley. The Company does not believe Foley's claims will be resolved in a manner that will have a material adverse impact on the Company.


Item 2.  Changes in Securities
         ---------------------

         During the three-month period ended September 30, 1997, the Company sold and issued to Apollo an aggregate of 1,109,000 shares of Series A Preferred Stock, together with Investor Warrants to purchase 2,218,000 shares of Common
Stock, divided evenly among Class A Warrants, Class B Warrants and Class C Warrants, for an aggregate purchase price of $11,090,000, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Placement"). Apollo is an "accredited investor" as defined in Rule 501 promulgated under the Securities Act of 1933, as amended. The Placement occurred (i) on July 31, 1997 in respect of 850,000 shares of Series A Preferred Stock and Investor Warrants to purchase 1,700,000 shares of Common Stock, for an aggregate purchase price of $8,500,000 and (ii) on August 7, 1997 in respect of 259,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 518,000 shares of Common Stock, for an aggregate purchase price of $2,590,000. The Placement occurred pursuant to the Company's Investment Agreement with Apollo, as discussed above in Note 7 to the Consolidated Financial Statements, and, as also discussed in Note 7, the Series A Preferred Stock and Investor Warrants are convertible or exercisable into Common Stock, at $5.75 per share, subject to certain adjustments.



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


                      ATLANTIC GULF COMMUNITIES CORPORATION




Date:  November 13, 1997               /s/ Thomas W. Jeffrey
                                       ---------------------
                                           Thomas W. Jeffrey
                                           Executive Vice President
                                           and Chief Financial Officer




Date:  November 13, 1997               /s/ Callis N. Carleton
                                       ----------------------
                                           Callis N. Carleton
                                           Vice President and Controller
                                          (Principal Accounting Officer)