Form 10-K
period 1997-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1998-03-31
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _________________


                         Commission file number: 1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
                    -----------------------------------------
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

                                 [X] Yes [ ] No


                               Page 1 of ___ Pages

           The exhibit index for this Form 10-K is located at page 53.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 20, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $44.0 million.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 [X] Yes [ ] No


         As of March 20, 1998, there were 11,529,599 shares of the registrant's Common Stock outstanding, including 12,981 outstanding shares held in a disputed claims reserve.

                       Documents incorporated by reference


         Portions  of  the  following   documents  are  incorporated  herein  by
reference:

         Part III - The registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, or an Amended Annual Report on Form 10-K/A, to be filed not later than 120 days after the end of the registrant's fiscal year.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I, ITEM 1. THE BUSINESS AND ITEM 3. LEGAL PROCEEDINGS, AND PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF
CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN FLORIDA AND OTHER SOUTHEAST U.S. PRIMARY MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY FLORIDA AND OTHER SOUTHEAST U.S. MARKETS; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS.

UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE, ALL REFERENCES TO (1) THE "COMPANY" INCLUDE ATLANTIC GULF COMMUNITIES CORPORATION AND ITS DIRECT AND INDIRECT WHOLLY OWNED SUBSIDIARIES, (2) "ATLANTIC GULF" REFER SOLELY TO ATLANTIC GULF COMMUNITIES CORPORATION AND (3) "PREDECESSOR COMPANY" OR "PREDECESSOR" REFERS TO GENERAL DEVELOPMENT CORPORATION, ATLANTIC GULF'S IMMEDIATE PREDECESSOR.


PART I

Item 1.  Business
         --------

CORE BUSINESS

         The Company is a Florida-based, planned community development and asset management company. The Company's principal business (its "Core Business") consists of (1) the acquisition, development and sale of residential homesites ("Homesites") to home builders and commercial, industrial and retail land ("Tracts") in primary markets in Florida and other selected primary markets in the southeast (the "Southeast") United States (collectively, "Primary Markets"),
(2) the construction and sale of selected vertical residential products, including oceanfront condominium units and an urban luxury apartment tower ("Vertical Development") and (3) environmental services. The Company is also engaged in (a) the orderly disposition of scattered Predecessor Homesites (as defined below) and Predecessor Tracts (as defined below) in secondary markets (collectively, "Predecessor Assets") and (b) portfolio management of mortgages and contract receivables related to Predecessor Assets. As discussed in more detail below, the continuing disposition of Predecessor Assets is a run-off business and not part of the Company's Core Business.

         The Company's Core Business is comprised of four primary functions, (1)
business   development,   (2)  planning,   (3)  community  development  and  (4)
residential construction.

         BUSINESS DEVELOPMENT. The Company's business development activities consist of (1) identifying Primary Markets, (2) evaluating specific real estate opportunities within these markets which meet the Company's investment criteria and (3) formulating strategies for generating superior returns from the best projects within these Primary Markets. The business development department (a) initiates and evaluates the financial and market feasibility studies of these projects and conducts due diligence with respect to planning, zoning and permitting requirements and (b) identifies financing and investment sources and potential joint venture partners for these projects.

         PLANNING. The Company's planning activities consist of (1) master land use planning, (2) zoning, (3) mitigation, (4) project permitting and (5) obtaining all other regulatory approvals necessary to develop a specified property. The planning department (a) evaluates, designs (or re-designs) and obtains approvals to develop the Company's new acquisitions as residential subdivisions and (b) obtains the approvals and permits required to enhance the value of the Company's land prior to sale. Once the planning department has finished its entitlement work with respect to a particular parcel of property, it has frequently added enough value to the property that the property is saleable -- either for Homesites or as Tracts -- without further infrastructure improvements.

         Atlantic Gulf, through its wholly-owned subsidiary, Environmental Quality Laboratory, Inc. ("EQL"), (1) conducts environmental assessments, (2) performs testing and planning activities for the Company and unaffiliated parties and (3) provides other related services. EQL's staff combines over 20 years of experience in environmental science with an in-depth knowledge of complex state and federal regulations.

         COMMUNITY DEVELOPMENT. The Company's community development activities consist of construction of roads, amenities, utilities and other infrastructure. The final product, whether it be finished Homesites or Tracts, is sold to third party homebuilders, commercial users or other investor/developers.

         RESIDENTIAL CONSTRUCTION. In the 1995-1997 period, the Company's residential construction activity consisted primarily of construction and sale of oceanfront condominiums. The Company decided to phase out its single family home construction line in mid-1995 and substantially completed that process by late 1996. With respect to oceanfront condominiums, the Company finished construction and sold out of its first project in 1997 and anticipates commencing presales on the first building in an additional project in the 1998-1999 selling season. The Company acts as the owner-developer of the projects, (1) obtaining any necessary permits, (2) overseeing the design process and (3) conducting the sales and marketing operations. Once there are sufficient presales with hard deposits to cover the construction loan, the Company hires a general contractor for the actual construction.

         In 1997, the Company acquired a parcel of land in downtown Fort Lauderdale on which it intends to erect a 373-unit luxury apartment tower. The apartment building is fully permitted and the Company anticipates breaking ground in the third quarter of 1998. While the Company is the owner-developer of its condominium projects, it intends to retain a company with substantial experience in apartment tower construction and leasing as the project manager, which project manager will, in turn, retain a general contractor for the actual construction.

SIGNIFICANT BUSINESS DEVELOPMENTS IN 1997

         In 1997,  the Company  raised $55  million of new common and  preferred
equity  capital  in  the  following   three   transactions   (the  "1997  Equity
Transactions"):

         o In June 1997, AP-AGC LLC, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") agreed to acquire 2.5 million shares of 20% Redeemable Preferred Stock, Series A, of the Company ("Series A Preferred Stock") and warrants to purchase 5 million shares of common stock, par value $.10 per share of the Company ("Common Stock"), for an aggregate purchase price of $25 million. As of December 31, 1997, Apollo had purchased 2,326,475 shares of Series A Preferred Stock and warrants to purchase 4,652,950 shares of Common Stock for a total purchase price of $23.3 million. The Company expects to close the sale of the final 173,525 shares of Series A Preferred Stock and warrants to purchase 347,050 shares of Common Stock for an additional $1.7 million on March 31, 1998.

         o In June 1997, investors, including Elliott Associates, L.P., Morgan Stanley Asset Management and the Robertson Stephens Contrarian Fund, acquired (1) 1 million shares of 20% Redeemable Preferred Stock, Series B, of the Company ("Series B Preferred Stock") for a total purchase price of $10 million and (2) 1,776,199 shares of Common Stock and warrants to purchase 2 million shares of Common Stock for a total purchase price of $10 million.

         o In November 1997, holders of Common Stock acquired 1 million shares of Series B Preferred Stock and warrants to purchase 2 million shares of Common Stock for a total purchase price of $10 million in a Rights Offering.

         The dividend rate on each of the Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") is 20% of its liquidation preference, respectively. The liquidation preference of the Preferred Stock is $10 per share plus accumulated and unpaid dividends thereon. Preferred Stock dividends may be paid or accrued at the Company's election. Each share of Preferred Stock is convertible, at the holder's election, into shares of Common Stock at the rate of $5.75 per share, subject to certain adjustments, anytime within seven years of their respective issue dates. The warrants acquired by the holders of the Preferred Stock (the "Warrants") are also exercisable at $5.75 per share, although the strike price on the Warrants is subject to a one-time potential downward adjustment in 1999 based upon actual cash flow results for 1997 and 1998.

         The Company used the proceeds of the 1997 Equity Transactions to fund certain new project acquisitions and for general working capital purposes, including the repayment of certain corporate debt. During 1997, the Company acquired several significant new project assets, including the following:

         o West Bay Club, an 868-acre golf/beach club community located outside of Naples, Florida ("West Bay Club"), is planned for approximately 520 single family Homesites and 578 condominium units. Construction began in the first quarter of 1998. The sales center is expected to open in the third quarter of 1998.

         o Trails of West Frisco, a 632-acre project located in the town of Frisco, north of Dallas, Texas ("Trails of West Frisco"), is planned as a golf-course community with 1,643 Homesites. Infrastructure development began in the fourth quarter of 1997. Initial lot sales are expected in mid-1998.


         o Saxon Woods, a 127-acre community located in DeBary, north of Orlando, Florida ("Saxon Woods"), is planned for 408 Homesites. Infrastructure development began in the fourth quarter of 1997. The Company expects to deliver the first Homesites in the second quarter of 1998.

         o Riverwalk Tower, a 2.8 acre parcel in the central business district of Fort Lauderdale, Florida ("Riverwalk Tower"), is planned as a 373-unit luxury apartment tower and a second mixed-use tower for office and hotel uses. The Company is currently entertaining offers from other developers for the
                  1.2 acre office/hotel site, but intends to remain as the owner/developer of the apartment tower. The Company anticipates starting construction of the apartment tower in the third quarter of 1998.

         During 1997, the Company reduced its corporate debt by more than $61 million, as follows:

         o The Company repaid $37.5 million of Unsecured 12% Notes in January 1997.

         o The Company reduced the balance under its Foothill $40 million Term Loan and $25 million Reducing Revolver by an aggregate of $20.7 million.

         o The Company repaid the final $3.0 million of secured claims associated with the Section 365(j) liens and deferred property taxes.

BUSINESS PLAN

         Atlantic Gulf's business plan is to:

         o Execute and grow its Core Business, principally the sales of new Homesites and Tracts, throughout its Primary Markets.

         o        Capitalize on special opportunities in Vertical Development.

         o        Complete the orderly disposition of its remaining  Predecessor
                  Assets.

         To these ends (1) since 1992, the Company has sold approximately 70,000 acres of Predecessor Tracts and over 10,000 Predecessor Homesites, and substantially reduced the corporate debt and deferred liabilities which it inherited from its Predecessor and (2) in 1994, the Company began acquiring interests in 17 new projects in eight new Primary Markets.

         The Company, consistent with and in furtherance of its business plan, has successfully transitioned itself from a land company holding principally Predecessor Assets to a leading provider to builders of developed Homesites in planned communities in Primary Markets.

         From 1994 through 1996, the Company acquired interests in new Core Business assets both directly and, in some cases, indirectly, through joint venture, limited partnership or similar structures and arrangements (collectively, "JV Projects"). The Company used these structures and arrangements because its debt amortization schedules imposed severe capital constraints on new business growth. In effect, the Company did not have the capital resources during this period to acquire direct ownership interests in all of its new projects.

         In 1997, the Company closed the 1997 Equity Transactions, which provided it with $55 million of new equity capital and increased access to mezzanine project debt financing. Using these and other funds, the Company acquired all of its new projects in 1997 through direct ownership interests. Generally accepted accounting principles preclude the Company from presenting the operating and financial results of its JV Projects in its consolidated financial statements. Nonetheless, to understand the Company and to understand the progress it has made and continues to make in implementing its business plan, it is important to consider the sales in the JV Projects along with the consolidated financial results of the Company in the last three years. The discussion that follows in this Section takes into account sales in JV Projects.

         As a further step toward better explaining the Company's business, the Company has reclassified one sales transaction in 1996 from a Tract sale to a Homesite Sale. In that case, the Company sold approximately 320 acres in Southwest Broward County, Florida, to a homebuilder. The property was permitted for approximately 640 Homesites, but the Company sold the property without constructing infrastructure improvements. In that case, and in the future, property that is permitted for Homesites and sold to a homebuilder for use as Homesites, will be reported as a sale of Homesites rather than as a Tract sale, regardless of the level of infrastructure development of the property completed prior to its sale.

         The Company's strategy to grow the Homesite segment of its business is being accomplished in two stages. In the first stage, the Company built sales volume, principally through JV Projects. This entailed acquiring projects (directly and through JV Projects) and developing the builder client base. As shown in the Homesite Sales Summary table below, the Company delivered 1,305 lots and 1,985 lots to builders in 1997 and 1996, respectively. With new projects coming on line and Homesites currently under contract, that number is anticipated to grow in 1998. Now, in the second stage, the Company is replacing sold inventory with new projects, acquired principally through direct ownership.

         Core Business Assets
         --------------------

         PRIMARY MARKET DEVELOPMENT. The Company generally defines a Primary Market as a geographic market in which at least 5,000 new single family home permits are issued annually. In selecting Primary Markets in which to acquire projects, the Company looks at a number of factors, including, but not limited to, job creation to new home ratios and the total number of developed lots in the market versus monthly absorption (months of supply). High volume/strong ratio markets typically attract and support a strong group of national and regional homebuilders. Homebuilders need a consistent supply of developed Homesites in new planned communities, but are often unwilling to carry large numbers of Homesites in their own inventory. So, Homebuilders look for third parties, such as the Company, to provide such Homesites.

         The Company provides developed Homesites to builders in five primary markets in Florida: (1) Broward County, (2) Palm Beach County, (3) Naples/Fort Myers, (4) Tampa Bay and (5) Orlando. The Company also has active projects in the Dallas, Texas and Raleigh/Durham, North Carolina markets, and is performing due diligence on potential new projects in Jacksonville, Florida and Atlanta, Georgia. The Company is interested in expanding into additional Primary Markets, including, but not limited to, Richmond, Virginia; Charlotte, North Carolina and Houston, Texas.

         The Company's goal is to become the primary supplier of finished Homesites to builders in its Primary Markets. Since 1994, the Company has met that homebuilder demand and has sold Homesites in its Primary Markets to more than three dozen homebuilders, many of whom have participated or expressed a desire to participate in multiple projects in multiple Primary Markets.

         Residential Homesites are the inventory of the Company's Core Business. It is critically important that the Company manage its "inventory" and "inventory costs" to the demands of its markets. The Company typically develops new subdivision Homesites in multiple phases and does not incur hard development costs until all or substantially all of the Homesites in a phase are under contract to homebuilders. Developing Homesites in phases allows the Company to more closely match the supply of finished Homesites to the homebuilders' demand, thereby reducing the overhead and carrying costs associated with carrying a substantial "inventory" of costly finished lots.

         As of December 31, 1997, the Company had:

         o        869   directly-owned   Homesites   under   contract   with  12
                  homebuilders, totaling approximately $24.7 million in future gross revenue to the Company.


         o An indirect interest, through various JV Projects, in 3,389 additional Homesites under contract with 10 homebuilders, totaling approximately $85.0 million in future gross revenue to the JV Projects, in which the Company is a joint venturer.

         Another component of the Company's Core Business is the development and sale of Tracts within Primary Markets. The Company's experience is that residential and commercial demand within well planned communities are somewhat symbiotic. If it can identify early growth patterns for either residential or commercial uses, and manage the planning and development appropriately, the Company can create and capture demand for both uses over the life of the project.

         Generally, the Tracts within a project are relatively small and incidental to the greater residential focus. On occasion, the commercial aspects of a project are of a relatively greater magnitude and account for a substantial portion of the project's profitability. It has been the Company's experience that the gross margin on the Tracts in a successful mixed-use project often exceeds the gross margin on the Homesites. For that reason, the Company has recently been willing to entertain more significant commercial/retail/industrial components in potential new projects, particularly in situations where the residential components alone yield acceptable financial returns in the pro forma analysis.

         As of December 31, 1997, the Company had an indirect interest, through various JV Projects, in approximately 10 additional acres of Tracts under contract, totaling approximately $3.5 million in future gross revenue, in which the Company is a joint venturer.

         RESIDENTIAL CONSTRUCTION. Atlantic Gulf undertakes vertical residential construction projects where the Company believes the risks can be reasonably estimated and the prospective returns are attractive. In recent years, the Company has limited its significant Vertical Development to oceanfront condominiums. In 1998, the Company intends to begin construction of its first urban luxury apartment tower. As previously discussed, the Company substantially phased out its single family home construction line by 1996.

         Residential sales, including single family and condominium units, constituted 16%, 16% and 33% of total real estate sales in 1997, 1996 and 1995, respectively. The Company does not anticipate any significant revenues from Vertical Development sales in 1998, although revenue from sales of condominium units and the apartment tower is expected to be material in future years.

         Predecessor Assets.
         -------------------

         Since 1992, Atlantic Gulf has pursued a strategy of disposing of its approximately 92,000 acres of Predecessor Tracts and approximately 27,000 Predecessor Homesites. During that period, the Company disposed of approximately 70,000 acres of Predecessor Tracts for approximately $170 million and over 10,000 Predecessor Homesites for approximately $62 million. The Company has used the proceeds from these sales to reduce its corporate debt by more than $200 million since 1992 and to reduce the overhead expenses associated with maintaining these Predecessor Assets.

         The remaining Predecessor Tracts include commercial, industrial, institutional, residential, and agricultural acreage. Predecessor Tract sales, while highly variable from quarter to quarter, constituted approximately 46%, 32% and 37% of the Company's total real estate revenues in 1997, 1996 and 1995, respectively. Atlantic Gulf desires to sell its remaining Predecessor Tracts in 1998. To facilitate these sales, the Company has recorded a total of $10.8 million in reserves in the fourth quarter of 1997 against a $36.7 million gross book asset value for the Predecessor Tracts. As of December 31, 1997, the Company had pending Predecessor Tract sales contracts totaling approximately $3.4 million.

         The Company owns approximately 16,750 Predecessor Homesites. The Company intends to continue its practice of selling such Predecessor Homesites on a wholesale basis as fast as the local markets can absorb them, but it anticipates having Predecessor Homesite inventory for the foreseeable future. Predecessor Homesite sales represented approximately 15%, 12% and 17% of the Company's total real estate revenues in 1997, 1996 and 1995, respectively. The Company recorded a reserve of approximately $1.9 million in the fourth quarter of 1997 against its Predecessor Homesites. The Company does not anticipate that Predecessor Homesite sales will have a material impact on future cash flows or profitability.

         General Risks.
         --------------

         The Company believes that implementation of its business plan provides the most appropriate utilization of its resources with respect to its Core Business, while, at the same time, provides for the prudent management of the orderly disposition of its remaining Predecessor Assets. The Company's ability to implement its business plan is subject to many factors specific to its business and its Primary Markets, as well as general risks associated with the real estate business.

         The   Company's   business  is  highly   sensitive  to  several   macro
economic/financial factors, including:

         o The local economic conditions in the Primary Markets in which it operates.

         o        Movements in interest rates and employment levels.

         o The availability and cost of financing for acquisition and development, the availability and cost of materials and labor, weather conditions, changes in government regulations and changes in consumer preferences.

         o        Competitive pressures.

         Currently, these macro factors are all reasonably favorable to the Company. The national and the Company's Primary Market economies are currently strong. Interest rates and unemployment rates are both currently at historic lows, and credit is generally available to qualified borrowers. And, while the real estate business is highly competitive, none of the Company's Primary Markets currently has an oversupply of finished Homesites.

         Notwithstanding the favorable current conditions for the Company's business in general, any significant increase in interest rates or general economic downturn or significant change in employment, decline in growth of real wages or other demographics in the Company's Primary Markets could adversely impact new home starts, and therefore the Company's business, in the future.

         The Company's historical operating performance has been adversely affected by a number of factors specific to the Company, some of which will continue into 1998:

         o        High debt costs.

         o        Sales pressure attributable to near term debt maturities.

         o        Significant   carrying  costs,   and  reduced  sales  margins,
                  attributable to its Predecessor Assets.

         o The time interval between asset acquisition, development and sale.

          The results of several of the Company's recent investments will begin to be realized in 1998 as new projects come on line. The Company anticipates its business plan will be fully implemented in 1998, assuming availability of appropriate capital resources during 1998, which cannot be assured.


REAL ESTATE MARKET SUMMARY

         The information set forth in this section was provided primarily by American Metro Study Corporation, an independent real estate consulting and research firm.

         Florida is the second fastest growing state in the nation behind Texas. It currently ranks as the fourth most populous state behind California, Texas and New York. Since 1992, the population of the United States has grown by 4.0%. In the past three years, the population of Florida grew by 5.0%. Florida currently accounts for 5.4% of the nation's total population, but it accounted for 8.0% of the nation's population growth during the four years ended December 31, 1997. Florida achieved this pace of growth by attracting new residents both from other areas of the United States and other countries. While this growth has historically been lead by retirees, in the 1980's Florida's rapid job growth attracted residents in search of job opportunities.

         The Company has real estate interests in the following geographic markets:

                              PRIMARY MARKET AREAS

ORLANDO, FLORIDA ("ORLANDO")

         The four-county Orlando metropolitan area is located in the east central part of Florida, and is the only major market in the state not in a coastal location. Orlando, with more than 13 million visitors per year, is Florida's largest tourist center and most vibrant housing market. Orlando has approximately 1,924,000 residents and 808,800 non-agricultural jobs. During 1997, non-agricultural jobs in the Orlando area increased 3.7% or 37,700 new jobs. Orlando is the most active single family market in the state, with more than 10,000 single family home construction starts in 1997, representing a 15.9% share of the entire single family state market.

         During 1997, approximately 25% of all the single family home construction starts in the Orlando market occurred in the southeast area of the city. This area of Orlando currently has the greatest shortage of developed Homesites. The Company owns three residential projects, Lakeside Estates in southeast Orlando ("Lakeside Estates"), the Sanctuary in central Orlando ("Sanctuary") and Saxon Woods, and has joint venture interests in one other residential project known as Falcon Trace in southeast Orlando ("Falcon Trace"). In 1997, Lakeside Estates was fifth in the Orlando market in terms of single family housing permits issued. Substantially all of the Lakeside Estates and Saxon Woods Homesites under development are under contract to homebuilders. Sanctuary is sold out.

TAMPA BAY, FLORIDA ("TAMPA BAY")

         The four-county Tampa Bay area is on the central Gulf Coast of Florida. This market is a more traditional housing market than the rest of Florida, with many of the home buyers moving to the area for employment opportunities. It is the largest metropolitan statistical area in Florida with approximately 2,275,000 residents and 1,058,000 non-agricultural jobs. During 1997, Tampa Bay's non-agricultural jobs increased by 8,275 jobs. After experiencing a significant drop in housing market activity from 1987 through 1991, the Tampa Bay market has recovered to 7,700 single family home construction starts in 1997, representing a 6.1% share of the entire single family state market. The Company believes there is currently significant demand for developed lots in Tampa Bay's northeast market area. In this growing area, where the Company's West Meadows project ("West Meadows") is located, there is less than a 23-month supply of developed lots indicating that developed lot absorption exceeds the rate of developed lot creation. West Meadows will be developed in four phases. Development of the first phase, consisting of 212 Homesites was completed in 1996 and all of these Homesites have closed or are under contract. The Company has recently completed the second phase of 99 Homesites. Substantially all of the Homesites under development in West Meadows are subject to sales contracts with third party builders.

BROWARD COUNTY, FLORIDA ("BROWARD COUNTY")

         During the last two years, the Broward County metropolitan area has been one of the fastest growing housing markets in the nation. Housing demand in this market continues to be strong with 7,300 single family home construction starts in 1997, representing a 5.8% share of the entire single family state market. This increase in housing demand began as a result of Hurricane Andrew, which, in 1992, destroyed tens of thousands of homes in Miami-Dade County, located directly south of Broward County. Considered alone, Broward County has approximately 1,500,000 residents and approximately 647,000 non-agricultural jobs. Broward County and Miami-Dade County (Miami-Dade County has approximately 2,067,000 residents, 985,000 non-agricultural jobs and had 5,200 single family home construction starts in 1997) combined constitutes the largest housing market in Florida. Non-agricultural jobs increased 2.8% or 42,000 jobs during 1996 for the combined Miami-Dade County/Broward County area.

         Southwest Broward County was one of the best housing markets in the nation in 1997, with more than 4,300 single family home construction starts and less than a one-year supply of developed lots. This market area, however, does not have substantial developable land and abuts the Everglades, which limits the number of new Homesites that can be developed in this area. The Company sold out its project known as Windsor Palms ("Windsor Palms") in 1997 and has joint venture interests in two other projects (Sunset Lakes and Country Lakes) that account for a significant portion of the total remaining developable Homesites in this market area.

NAPLES/FORT MYERS, FLORIDA ("NAPLES/FORT MYERS")

         The Naples/Fort Myers area is on the southern Gulf Coast of Florida. This area has a population of approximately 597,000 residents and approximately 236,000 jobs. During 1997, Naples/Fort Myers had approximately 6,000 construction starts, of which 2,800 or almost 50% were for multi-family homes, which represents the highest ratio of multi-family homes starts to total starts in the state of Florida. From 1995 through 1997, the Company acquired approximately 868 acres of property in Naples in its West Bay Club project which is anticipated to yield approximately 520 single-family Homesites and 578 high-rise condominium units. The Company also acquired a 13-acre commercial site relative to its West Bay Club project.

PALM BEACH COUNTY, FLORIDA ("PALM BEACH COUNTY")

         Palm Beach County is located on the southeast coast of Florida directly north of Broward County and Miami-Dade County. Palm Beach County had a 1997 population of 1,002,500 people, and an employment of 421,000. 1997 housing starts totaled 6,500. The population has a high percentage of retired residents and a high percentage of service employment. The Company has a joint venture interest in one project in Palm Beach County, in the Town of Jupiter. The project, known as Jupiter Ocean Grande, is a condominium community consisting of 155 units directly across from the ocean. The project was re-planned in 1997 to conform with modified market demand. This re-plan has met with resistance from local governmental jurisdictions and the Company filed suit against the Town of Jupiter to challenge the Town's denial of the re-plan. On March 23, 1998, the Appellate Division of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida ruled in the Company's favor. The Company intends on pursuing final approval of the re-plan from the Town.

RALEIGH/DURHAM, NORTH CAROLINA ("RALEIGH/DURHAM")

         Raleigh/Durham has a population of approximately 1,000,000 residents. The population of North Carolina is expected to grow at an 8.1% rate over the next five years, which is the fourth highest growth rate in the United States. In December 1996, the Company became a limited partner in a JV Project (structured as a limited partnership) formed to acquire and develop an $8.0 million residential real estate parcel consisting of approximately 660 acres located adjacent to the Research Triangle Park in the town of Cary, North Carolina, which is near Raleigh/Durham. This JV Project, known as Cary Glen ("Cary Glen"), is planned for 822 single family Homesites and up to 310 multi-family Homesites. Cary Glen represents the Company's first new residential project outside the Florida market.

DALLAS, TEXAS ("DALLAS")

         Dallas, located in north-central Texas, had a 1997 population (including Ft. Worth) of 5,375,000. Texas is currently the fastest growing state in the Union. The Company purchased 632 acres in late 1997 and is constructing a community planned for over 1,600 homes and a golf course. The project, Trails of West Frisco, is located in the town of Frisco, directly north of Dallas. The Dallas/Ft. Worth area had 20,000 housing starts in 1997, 20% of which were in the Frisco area. The Company has signed contracts with several builders and broke ground for land development in the fourth quarter of 1997.


                             SECONDARY MARKET AREAS

TREASURE COAST AREA (MARTIN AND ST. LUCIE COUNTIES), FLORIDA ("TREASURE COAST AREA")

         The Treasure Coast area, consisting of Martin and St. Lucie counties, is north of Palm Beach County on Florida's east coast. This market has a combination of job growth driven demand coming out of Palm Beach County and retirement/second home demand. This market area has approximately 300,000 residents and 89,500 non-agricultural jobs. In 1997, there were 1,600 single family home construction starts in the Treasure Coast area, representing a 1.2% share of the entire single family state market. As the Palm Beach and Broward County markets exhaust their developable land, job growth and housing demand is expected to increase in the Treasure Coast area.

MELBOURNE, FLORIDA ("MELBOURNE")

         Melbourne is on Florida's Central Atlantic Coast. This market has approximately 465,000 residents and approximately 175,000 non-agricultural jobs. This market had 1,917 single family home construction starts in 1997, representing a 1.5% share of the entire single family state market.

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

         SARASOTA/BRADENTON/PUNTA GORDA, FLORIDA ("SARASOTA"). Located on Florida's west coast, north from Naples/Ft. Myers, Sarasota is a diverse local market in which a majority of new home sales are to retirees and second home buyers. This market has approximately 555,000 residents and approximately
216,000 non-agricultural jobs. During 1997, the area had 3,450 single family home construction starts, representing a 2.8% share of the entire single family state market. Included in this area are the Company's land holdings in the Port Charlotte ("Port Charlotte"), North Port ("North Port") and Sabal Trace ("Sabal Trace") communities.

         OCALA, FLORIDA ("OCALA"). Ocala, located 60 miles north of Orlando, has emerged as an attractive alternative location for affordable retirement communities. Ocala has approximately 237,000 residents and 73,500 non-agricultural jobs. This market is very dependent on out-of-state retirees. The Company's land holdings in Silver Springs Shores are included in this market area.

PRIMARY LINES OF BUSINESS

         The Company's primary lines of business are summarized below.

         HOMESITE AND PREDECESSOR HOMESITE SALES

         The Company divides its Homesite sales into two categories - Homesite sales and Predecessor Homesite sales. Homesites (including finished Predecessor Homesites) are typically sold to independent homebuilders. Some Predecessor Homesites continue to be sold to individuals, most notably in the Company's Cumberland Cove community in Tennessee ("Cumberland Cove"), or are sold in bulk to investors and other end users. Most Homesite sales are on a cash basis, except for Cumberland Cove sales which are typically sold for a down payment of 10% to 20% with an interest bearing note and deed of trust securing the balance of the purchase price with a term of ten years. Homesite sales consist of sales of contiguous Homesites in subdivisions in Primary Markets. Homesite subdivisions have entrance features and other amenities which could include lakes, parks and/or other recreational facilities. Predecessor Homesites, which are located in secondary markets, were inherited from the Predecessor Company (see "History" below), and typically do not have associated amenities.

         The table below sets forth certain information regarding Homesite sales for the three years ended December 31, 1997.

                                              Homesite Sales Summary
                                              ----------------------
                                              (dollars in thousands)

                                            1997                   1996                  1995
                                   --------------------   --------------------  ---------------------
Project                            Number Sold   Amount   Number Sold   Amount  Number Sold    Amount
-------                            -----------   ------   -----------   ------  -----------    ------

Homesites
   Julington Creek Plantation(1)         -      $     -       176       $7,574       209      $ 7,549
   Lakeside Estates                    267        4,648       258        4,191       160        2,605
   Windsor Palms                       102        4,514       306       12,467         -            -
   West Meadows                        142        4,366        64        1,698         -            -
   Summerchase(2)                        -            -       640        9,000         -            -
   Sabal Trace                          13          477        15          599         -            -
   Sanctuary                            19          323       151        2,561         -            -
                                     -----      -------     -----      -------     -----      -------

Consolidated-Homesites                 543       14,328     1,610       38,090       369       10,154

COUNTRY LAKES                          740        9,500       375        7,450         -            -
FALCON TRACE                            22          690         -            -         -            -
                                     -----      -------     -----      -------     -----      -------

Total-Homesites(3)                   1,305      $24,518     1,985      $45,540       369      $10,154
                                     =====      =======     =====      =======     =====      =======

Consolidated-Homesites                 543      $14,328     1,610      $38,090       369      $10,154

Predecessor Homesites                3,521       10,278     2,903       14,820     1,936       13,952
                                     -----      -------     -----      -------     -----      -------

Consolidated-Total                   4,064      $24,606     4,513      $52,910     2,305      $24,106
                                     =====      =======     =====      =======     =====      =======

--------------
Note: Projects listed in italics are JV Projects not "controlled" by the Company for GAAP purposes. Therefore, the results of these projects are not consolidated in the Company's financial reports.

(1) A project in Jacksonville, Florida ("Julington Creek Plantation"), which the Company sold in bulk in 1996.

(2)   A project in southwest Broward County ("Summerchase").

(3)   These numbers include results from projects not consolidated under GAAP.


HOMESITE SALES

         In 1993, the Company began acquiring interests in or ownership of property in Primary Markets in Florida. In 1996, the Company began evaluating the potential acquisitions of properties in other Primary Markets in the Southeast. The Company now has a JV Project, Cary Glen, outside of Raleigh/Durham and owns the Trails of West Frisco project outside of Dallas, Texas. The Company is currently evaluating opportunities in other Primary Markets in the Southeast, including Atlanta, Georgia; Charlotte, North Carolina, and Houston, Texas. The Company typically reduces the exposure associated with carrying a substantial inventory of land by developing new subdivisions in multiple phases and by incurring hard development costs only when all or substantially all of the Homesites in a phase are under contract with third party homebuilders.

         Gross margin represents the difference between the Company's real estate revenue and related cost of sales. Targeted gross margin percentages for the Company's Homesite sales generally range between 20% and 30%. The Company's Homesites gross margin was lower in 1997 due to the sale at a loss of the final 102 Homesites in Windsor Palms to provide liquidity to meet its June 30, 1997 Foothill Debt payment. Due to the significant demand in most of the Homesite Primary Markets, the Company does not anticipate a substantial marketing effort to achieve its anticipated annual sales levels and estimates its selling costs as a percentage of revenues to range from 5% to 10%.

         The table below summarizes the Company's Homesite inventory by market area as of December 31, 1997.

                                                      Homesite Inventory
                                                      ------------------

                                                   (in number of homesites)
                           ----------------------------------------------------------------
                                                      Homesites     Permitted-
                                     Finished           Under      Undeveloped      Total
        Market Area                  Homesites       Development    Homesites     Homesites
        -----------                  ---------       -----------    ---------     ---------
Orlando
   Lakeside Estates                     164              12            495            671
   Saxon Woods                            -              67            341            408
   FALCON TRACE                         221               -            628            849

Tampa Bay
   West Meadows                          90              93            853          1,036

Naples/Fort Myers
   West Bay Club                          -               -            523            523

Broward County
   SUNSET LAKES                           -             354          1,158          1,512
   COUNTRY LAKES                                                     1,116          1,116

Sarasota
   Sabal Trace                           79               -              -             79

Dallas
   Trails of West Frisco                  -               -          1,641          1,641

Raleigh/Durham
   CARY GLEN                              -              61            856            917
                                        ---             ---          -----          -----

Total Subdivision*                      554             587          7,611          8,752
                                        ===             ===          =====          =====

--------------
Note: Projects listed in italics are JV Projects not "controlled" by the Company, and, therefore, according to GAAP they are not carried as real estate assets in the Company's financial statements.

* These numbers include inventory from JV Projects not consolidated under GAAP.

          As of December 31, 1997 and 1996, the Company had pending Homesite sales contracts for its wholly owned projects totaling approximately $24.7 million (869 Homesites) and $15.2 million (616 Homesites), respectively. In addition, as of December 31, 1997, the Company's JV Projects had 3,389

Homesites under contract with 10 homebuilders, totaling approximately $85.0 million in future gross revenue in which the Company will share as a joint venturer.

ORLANDO AREA

         LAKESIDE ESTATES. During 1994 and 1995, the Company acquired Lakeside Estates, which consists of 295 acres, for $10.2 million, of which $5.7 million was financed through an acquisition and development loan. Lakeside Estates is permitted for 1,389 residential Homesites. 708 Homesites had closed as of December 31, 1997. Lakeside Estates was one of the top three selling projects in Orlando in 1997 and was fifth in the Orlando market in terms of single family housing permits issued.

         Lakeside Estates produces annual sales of approximately 200 to 250 Homesites with sales prices ranging from $16,500 to $23,000. As of December 31, 1997, Lakeside Estates had 174 Homesites under contract with 3 homebuilders totaling approximately $3.6 million in future gross revenue. Substantially all of the Homesites under development are under contract with third party homebuilders.

         SAXON WOODS. In August 1997, the Company acquired Saxon Woods, which consists of 127 acres of residential property, for approximately $2.9 million, of which $1.3 million was financed by an acquisition loan secured by a mortgage on the property. Saxon Woods is anticipated to yield 408 Homesites. Saxon Woods is situated to serve the moderately priced home market. Initial sales are anticipated in 1998 with annual sales of approximately 80 Homesites with sales prices ranging from $21,500 to $32,500.

         FALCON TRACE. In April 1996, the Company acquired an interest in the Falcon Trace JV Project. Falcon Trace consists of approximately 390 acres of residential property. The Company acquired Falcon Trace for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property. The acquisition loan was converted into a limited partnership with Cypress in December 1996. The Company has a 65% interest in the Falcon Trace JV Project after expenses and fixed returns to the partners.

         Falcon Trace is planned for approximately 878 single family Homesites ranging in price from $27,500 to $38,000. As of December 31, 1997, Falcon Trace had 410 Homesites under contract with 3 homebuilders, totaling approximately $13 million in future gross revenue.

TAMPA BAY

         WEST MEADOWS. In February 1995, the Company acquired West Meadows, consisting of approximately 900 acres, for $5 million, of which $1.5 million was paid in cash and the balance of $3.5 million was financed through a mortgage securing the property. In April 1996, the Company acquired an additional 240 acres for approximately $2.1 million, of which $1.8 million was financed by the seller through a note secured by a mortgage on the property.

         The combined acreage in West Meadows of approximately 1,140 acres is permitted for approximately 1,330 Homesites, of which 294 have closed as of December 31, 1997. West Meadows is being developed in phases. As of December 31, 1997, West Meadows had 280 Homesites under contract with 6 homebuilders totaling approximately $7.3 million in future gross revenue. West Meadows generates approximately 150-200 Homesites sales annually, with sales prices ranging from $23,000 to $33,000. Substantially all of the Homesites under development are under contract with third party homebuilders.

NAPLES/FORT MYERS

         WEST BAY CLUB. During 1995 through 1997, the Company acquired West Bay Club, which consists of approximately 868 acres of residential property in Naples/Fort Myers. The West Bay Club project is anticipated to yield approximately 520 single-family Homesites and 578 high-rise condominium units. West Bay Club is designed as an upscale golf course community with a large portion of the development to be left in its natural state.

BROWARD COUNTY

         SUNSET LAKES. The Company is a partner in the Sunset Lakes JV Project. The JV Project owns Sunset Lakes, which consists of approximately 1,945 acres. Sunset Lakes is a master planned community which will consist of approximately 1,512 single-family Homesites and 263 multi-family Homesites. The Company obtained development permits in 1996 and 1997, and is currently developing the site and selling improved land. The Company will develop Sunset Lakes in phases and will expend development costs when substantially all of the Homesites in a phase are under contract with third party homebuilders.

         As of December 31, 1997, the Sunset Lakes JV Project had 1,052 Homesites under contract with 5 homebuilders totaling approximately $48.3 million in future gross revenue. The Company's percentage interest in the profits and losses of the Sunset Lakes JV Project is 65%. In addition, the Company is entitled to a fee equal to 4% of the development costs, as defined in the Sunset Lakes JV Project.

         COUNTRY LAKES. In September 1995, the Company became a limited partner of Country Lakes JV Project. The JV Project, a Virginia limited partnership, owns approximately 1,750 acres formerly known as Viacom/Blockbuster Park. This JV Project does not require the Company to make any substantial cash investment but capitalizes on the Company's planning and community development expertise. The Company accounts for the Country Lakes JV Project under the equity method. Subject to the partner's minimum return, the Company's percentage interest in the profits of the Country Lakes JV Project is 20 to 25%. In addition, the Company entered into a development management agreement with the JV Project to provide day-to-day management, development, marketing and sales coordination. The Company is entitled to receive a management fee of 3.5% of all gross revenues as defined in the Country Lakes JV Project agreement. This project is planned for three product types including (1) 808 acres of residential property,
(2) a 117-acre commerce center and (3) a 175-acre mixed use site. As of December 31, 1997, Country Lakes had 1,927 Homesites under contract with 1 homebuilder totaling approximately $23.8 million in future gross revenue.

SARASOTA

         SABAL TRACE. The Company has obtained required permits for this 164-acre parcel which was selected from the Company's existing Predecessor Asset inventory. The parcel is located adjacent to the Sabal Trace golf course in the community of North Port. The Company developed 107 Homesites and, in 1997, sold the remaining 94 acres in bulk.

DALLAS

         TRAILS OF WEST FRISCO. The Company purchased Trails of West Frisco, which consists of 632 acres, in late 1997 and is constructing a community planned for over 1,600 Homesites and a golf course. The Company has contracts with several builders and broke ground for land development in the fourth quarter of 1997. As of December 31, 1997, Trails of West Frisco had 415 Homesites under contract with 4 homebuilders totaling approximately $13.7 million in future gross revenue.

RALEIGH/DURHAM

         CARY GLEN. In December 1996, the Company became a limited partner in the Panther Creek JV Project, a North Carolina limited partnership formed to acquire and develop Cary Glen, an $8.0 million residential real estate tract consisting of approximately 660 acres located near Raleigh/Durham, North Carolina. Cary Glen is planned for 822 single family Homesites and up to 310 multi-family Homesites. The Panther Creek JV Project represents the Company's first new residential project outside the Florida market. The Panther Creek JV Project agreement does not require the Company to make any substantial cash investment, but, instead, capitalizes on the Company's planning and community development expertise. The Company's interest in the net cash flows of this JV Project is 40%. In addition, the Company has entered into a development management agreement with the Panther Creek JV Project to provide development and marketing services to this JV Project pursuant to which the Company is entitled to receive compensation of 2% percent of all project revenues, as defined in the JV Project agreement.


PREDECESSOR HOMESITE SALES

         The  Company  has a  substantial  inventory  of  developed  Predecessor
Homesites which have all required road and drainage improvements. Predecessor Homesites are considered buildable if they are in areas where well and septic systems can be utilized or have central utility service improvements required for a purchaser to obtain a building permit ("Buildable Predecessor Homesites").

         The table below summarizes the Company's Predecessor Homesite sales by secondary market area for the three years ended December 31, 1997.

                                         Predecessor Homesite Sales Summary
                                         ----------------------------------
                                               (dollars in thousands)

                                        1997                                1996                            1995
                             --------------------------          -------------------------       ------------------------
Secondary                    Predecessor                         Predecessor                     Predecessor
Market Area                   Homesites          Amount           Homesites         Amount        Homesites        Amount
-----------                   ---------          ------           ---------         ------        ---------        ------

Treasure Coast
  Port St. Lucie                  173           $ 1,539               297          $ 1,716            65          $ 1,099

Melbourne
  Port Malabar                  1,524             2,738             1,305            3,425         1,114            5,362
  Other Communities                91               664                60              579           163            1,244

Sarasota
  Port Charlotte                  419             1,094               846            3,600           167              926
  North Port                      905             1,647                97              566           123              371

Other Areas
  Port LaBelle                      1                12                 9               52             5               41
  Silver Springs Shores           276             1,030                76              558           105              727
  Cumberland Cove                 132             1,554               213            4,324           194            4,182
                                -----           -------             -----          -------         -----          -------

   Total                        3,521           $10,278             2,903          $14,820         1,936          $13,952
                                =====           =======             =====          =======         =====          =======

         As of December 31, 1997 and 1996, the Company had pending Predecessor Homesite sales contracts totaling approximately $806,000 (129 Predecessor Homesites) and $1.2 million (475 Predecessor Homesites), respectively.

         Predecessor Homesite sales decreased in 1997 due to a 43.1% decrease in the average sales price per Predecessor Homesite, partially offset by a 21.3% increase in the number of Predecessor Homesites sold. The decrease in the average sales price was principally due to (1) a 38% decrease in the number of Predecessor Homesites sold in Cumberland Cove, the Company's highest priced
Predecessor Homesite community, and (2) a 43% increase in bulk sales of Predecessor Homesites in Florida. The volume of Predecessor Homesites sold in Cumberland Cove decreased in 1997 because the project was winding down and, the Company closed its on-site sales operation in September 1997. The Company will continue to attempt to supplement Predecessor Homesite sales with bulk sales in accordance with its plan to accelerate the sale of Predecessor Assets. The Company's marketing and other selling costs for Predecessor Homesites sold to homebuilders generally range from 15% to 25% of the related revenues.

         The table below summarizes the Company's Predecessor Homesite inventory by secondary market area as of December 31, 1997.


                                      Predecessor Homesite Inventory Summary
                                      --------------------------------------
                                                  (in homesites)

                                        Standard                          Buildable           Other
                                        Buildable           Other          Reserved         Restricted         Total
Secondary                              Predecessor        Developed      Predecessor       Predecessor       Predecessor
Market Area                             Homesites          Lots (1)       Homesites (2)     Homesites (3)    Homesites
-----------                            -----------        ---------      -------------     -------------    -----------

Treasure Coast
 Port St. Lucie                            234               29               354                64             681

Melbourne
 Port Malabar                              456               18             1,780             1,522           3,776
 Other Communities                          98                -                70                 5             173

Sarasota
 Port Charlotte                            401               82             2,094               347           2,924
 North Port                              1,955                9             1,830               131           3,925


Other Areas
 Port LaBelle                               68                -                23             1,891           1,982
 Silver Springs Shores                   2,454               91               230               287           3,062
 Cumberland Cove                           218                -                 -                 9             227
                                         -----              ---             -----             -----          ------

Total                                    5,884              229             6,381             4,256          16,750
                                         =====              ===             =====             =====          ======

--------------
     (1) Includes commercial/industrial and other premium lots.

     (2) Includes  6,000  lots  held  for  Utility   Reserves  (see  "RECEIVABLE
         PORTFOLIO MANAGEMENT" below) and other portfolio management use.

     (3) Represents Predecessor Homesites which may not be Buildable Predecessor Homesites due to lack of utility availability or engineering or title issues, and may only be sold under certain conditions. The Company's inventory of Predecessor Homesites that are not buildable has declined and is expected to decline further as currently non-buildable Predecessor Homesites become buildable. These Predecessor Homesites become buildable as the communities in which these lots are located grow and extend utility services to these lots and the Company satisfies title or engineering issues with respect to these lots. The Company's plans are to continue to take the appropriate actions to convert these lots to Buildable Predecessor Homesites consistent with market demand and to monetize these assets and repay debt.

         Summarized below is information regarding the Company's significant communities in each market area.

TREASURE COAST AREA

         PORT ST. LUCIE. Port St. Lucie is located in southern St. Lucie County between the cities of Fort Pierce and Stuart. The original Port St. Lucie development forms most of what is now the city of Port St. Lucie, which was incorporated in 1961. The city has approximately 48,700 acres containing an estimated 70,000 platted lots and 24,500 homes.

MELBOURNE

         PORT MALABAR. Port Malabar is located on the east coast of Florida, primarily within the City of Palm Bay. The City of Palm Bay has a current population of approximately 75,000 permanent residents.

         OTHER COMMUNITIES. The Company owns additional inventory in the following smaller Florida communities: (i) Port St. John, located in Brevard County; (ii) Sebastian Highlands, located within the City of Sebastian; and
(iii) Vero Beach Highlands/Vero Shores, located approximately five miles south of Vero Beach.

SARASOTA

         PORT CHARLOTTE. Port Charlotte is located in northern Charlotte County, halfway between Fort Myers and Sarasota. Development began in the mid 1950's and is comprised of approximately 47,000 acres. Port Charlotte has a current population of approximately 90,000 permanent residents.

         NORTH PORT. North Port is located north of Port Charlotte in Sarasota County. This community was incorporated in 1959 and consists of approximately 76 square miles. Geographically, North Port is the third largest city in size in the state, but has a population of only 15,000 residents.

OTHER AREAS

         PORT LABELLE. Port LaBelle, originally planned as a 31,500-acre residential community, is located in Hendry and Glades counties in southwest Florida. It has a current population of approximately 2,400 residents. The Company converted approximately 22,000 acres of its inventory in this community from residential to agricultural use.

         SILVER SPRINGS SHORES. Silver Springs Shores, a 17,300-acre community, is located in the southeastern Ocala area. This community has a current population of approximately 11,000 residents.

         CUMBERLAND COVE. Cumberland Cove, a 21,700-acre community, is located in the plateau of the Cumberland Mountains midway between Nashville and Knoxville, Tennessee. The wooded area features a variety of large lake and bluff view lots suitable for building vacation and retirement homes. The community includes 135 homes, a nine hole golf course and a small commercial area.

         TRACT SALES

         The Company's most significant recurring revenue source during the past three years has been from the sale of Tracts and Predecessor Tracts to governmental authorities, private users and third party investors. The Company sells Tracts and Predecessor Tracts either for cash or with seller financing typically structured with a minimum 20% cash down payment with an interest-bearing note and mortgage securing the balance of the purchase price which note typically matures within three to five years. During 1997 and 1996, approximately 77% and 75%, respectively, of the Company's aggregate Tract and Predecessor Tract sales were for cash.

         Tracts and Predecessor Tracts are currently marketed by independent brokers. The Company discontinued its in-house sales operation in January 1998. Due to variations in the timing and size of the Tracts and Predecessor Tracts being sold, revenue from Tract and Predecessor Tract sales may vary significantly from quarter to quarter. As of December 31, 1997 and 1996, the Company had pending Tract and Predecessor Tract sales contracts totaling approximately $3.4 million (1,806 acres) and $18.1 million (6,686 acres), respectively.

         The table below summarizes the Company's Tract and Predecessor Tract sales by market area for the three years ended December 31, 1997.




                                        TRACT AND PREDECESSOR TRACT SALES SUMMARY
                                        -----------------------------------------

                                                 (DOLLARS IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31, 1997
                                              ----------------------------

                           Commercial/        Undeveloped
                           Industrial         Residential         Institutional        Agricultural           Total
                         --------------      --------------      --------------       -------------      --------------
 Market Area             Acres   Amount      Acres   Amount      Acres   Amount       Acres  Amount      Acres   Amount
 -----------             -----   ------      -----   ------      -----   ------       -----  ------      -----   ------
 Tampa Bay
  West Meadows
(Tract)                     -   $     -        16   $   590         -   $     -         -   $     -        16   $   590

 Treasure Coast
  Port St. Lucie
(Predecessor Tract)       152     2,592     1,269     3,176       279     1,515         -         -     1,700     7,283

 Melbourne Area
  Port Malabar
(Predecessor Tract)       142     1,770       174     1,383       101       449         -         -       417     3,602
  Other Communities
(Predecessor Tract)         -         -       376     1,926         4        13         -         -       380     1,939

 Sarasota
  Sabal Trace
(Tract)                     -         -        94       509         -         -         -         -        94       509
  Port Charlotte
(Predecessor Tract)        78     2,856       393     2,366        15        82         -         -       486     5,304
  North Port
(Predecessor Tract)       651     2,818       681     2,667       188       568         -         -     1,520     6,053

 Other Areas
  Port LaBelle
(Predecessor Tract)       502     2,317       141       402         -         -     4,242     4,030     4,885     6,749
                        -----   -------     -----   -------       ---   -------     -----   -------     -----   -------

Total                   1,525   $12,353     3,144   $13,019       587   $ 2,627     4,242   $ 4,030     9,498   $32,029
                        =====   =======     =====   =======       ===   =======     =====   =======     =====   =======

                                                 YEAR ENDED DECEMBER 31, 1996
                                                 ----------------------------

                            Commercial/        Undeveloped
                            Industrial         Residential          Institutional      Agricultural           Total
                          --------------     ---------------       ---------------    --------------     ---------------
 Market Area              Acres   Amount     Acres    Amount       Acres    Amount    Acres   Amount     Acres    Amount
 -----------              -----   ------     -----    ------       -----    ------    -----   ------     -----    ------
 Jacksonville
   Julington Creek
     Plantation
(Tract)                     42   $   164     2,923   $11,438         -     $     -       -   $     -     2,965   $11,602

 Tampa Bay
   West Meadows
(Tract)                      -         -        34     1,333         -           -       -         -        34     1,333

 Treasure Coast
   Port St. Lucie
(Predecessor Tract)        206     1,796     2,309     8,777       254       1,344       -         -     2,769    11,917

 Melbourne Area
   Port Malabar
(Predecessor Tract)        150     1,140       174     1,893         5          43       -         -       329     3,076
   Other Communities
(Predecessor Tract)         70       775       274     1,280         3           8       -         -       347     2,063

 Sarasota
   Port Charlotte
(Predecessor Tract)        498     8,109       426     5,068       186         580       -         -     1,110    13,757
   North Port
(Predecessor Tract)        194     2,384       485     1,653        94         678       -         -       773     4,715

 Other Areas
   Port LaBelle
(Predecessor Tract)         10       159         4        36         -           -       -         -        14       195
   Silver Springs
     Shores
(Predecessor Tract)        345       630     1,393     2,080       335         493       -         -     2,073     3,203
   Cumberland Cove
(Predecessor Tract)          -         -     4,083     1,832         -           -       -         -     4,083     1,832
                        ------   -------    ------   -------       ---     -------    ----   -------   -------   -------
 Total                   1,515   $15,157    12,105   $35,390       877     $ 3,146       -   $     -    14,497   $53,693
                        ======   =======    ======   =======       ===     =======    ====   =======   =======   =======


                                                    YEAR ENDED DECEMBER 31, 1995
                                                    ----------------------------

                               Commercial/          Undeveloped
                               Industrial            Residential         Institutional        Agricultural               Total
                            -----------------     ----------------     ----------------   ------------------      -----------------
 Market Area                Acres      Amount     Acres     Amount     Acres     Amount   Acres       Amount      Acres      Amount
 -----------                -----      ------     -----     ------     -----     ------   -----       ------      -----      ------
 Treasure Coast
   Port St. Lucie
(Predecessor Tract)           65       $  817      392     $ 2,874       81      $  691        -      $    -        538     $ 4,382

 Melbourne
   Port Malabar
(Predecessor Tract)           47        1,931      761         950        4          26        -           -        812       2,907
   Other Communities
(Predecessor Tract)           16          210      161         776        3          36        -           -        180       1,022

 Sarasota
   Port Charlotte
(Predecessor Tract)           69        1,856    1,763       5,768      634       1,515        -           -      2,466       9,139
   North Port
(Predecessor Tract)          198        1,589    2,566       3,906       98         389    5,980       6,324      8,842      12,208

 Other Areas
   Port LaBelle
(Predecessor Tract)            -            -        -           -        -           -    1,116       1,381      1,116       1,381
   Silver Springs
     Shores
(Predecessor Tract)            4           16        -           -        -           -        -           -          4          16
                             ---       ------    -----     -------      ---      ------    -----      ------     ------     -------

 Total                       399       $6,419    5,643     $14,274      820      $2,657    7,096      $7,705     13,958     $31,055
                             ===       ======    =====     =======      ===      ======    =====      ======     ======     =======

         The table below summarizes the Company's Tract and Predecessor Tract acreage by market area and current approved land use as of December 31, 1997.


                                           Tract and Predecessor Tract Inventory Summary
                                           ---------------------------------------------
                                                             (in acres)


                                       Commercial/      Undeveloped
 Market Area                           Industrial       Residential      Institutional     Agricultural      Total
 -----------                           ----------       -----------      -------------     ------------      -----

Tampa Bay
   West Meadows
(Tract)                                     26                 -                 -                 -            26

Broward County
   SUNSET LAKES                             10                 -                 -                 -            10
(Tract)
   COUNTRY LAKES
(Tract)                                    140               128                 -                 -           268

 Treasure Coast
   Port St. Lucie
(Predecessor Tract)                         30               248               167                 -           445

 Melbourne Area
   Port Malabar
(Predecessor Tract)                        150             1,606               730                 -         2,486
   Other Communities
(Predecessor Tract)                          6                27                12                 -            45

 Sarasota
   Sabal Trace
(Tract)                                      -                15                 -                 -            15
   Port Charlotte
(Predecessor Tract)                        105               418             1,084                 -         1,607
   North Port
(Predecessor Tract)                        122               406               397                 -           925

 Other
   Port LaBelle
(Predecessor Tract)                         91               260               146            14,989        15,486
   Silver Springs Shores
(Predecessor Tract)                         30                 6                 3                 -            39
   Cumberland Cove
(Predecessor Tract)                          -               685             1,881                 -         2,566
                                           ---             -----             -----            ------        ------

 Total*                                    710             3,799             4,420            14,989        23,918
                                           ===             =====             =====            ======        ======
----------------
Note:  Projects  listed in  italics  are JV  Projects  not  "controlled"  by the
Company,  and, therefore,  according to GAAP they are not carried as real estate assets in the Company's financial statements.

*  These numbers include inventory from JV Projects not consolidated under GAAP.

         The acreage owned by the Company will either be sold as is, sold in bulk after approval of new land uses or development designs or developed and used in the Company's Homesite business.

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

         The Company determined that the highest and best use for substantially all of its remaining undeveloped residential Port LaBelle acreage was to convert it to agricultural use. In 1992, the Company began efforts to replan and obtain permits to convert approximately 22,000 acres to citrus grove and other agricultural uses. During 1993, the Company completed the water use permitting process and created 23 separate agricultural basins ranging from approximately 300 to 2,300 acres per basin. In late 1994, the Company received final approval for the sale of this property. The Company sold 872 acres in 1994, 1,116 acres in 1995 and 4,242 acres in 1997, with the remaining balance of approximately 15,000 acres anticipated to be sold in the near term. The Company's targeted gross margin for this property is approximately break even.

          Historical averages of the per acre Tract and Predecessor Tract sales price within a particular zoning category are not necessarily indicative of expected sales values to be achieved in the future. The average sales prices per acre for Tracts and Predecessor Tracts can vary significantly based on numerous factors which include general real estate market conditions, location within the market area, stage of development, environmental conditions and the number of net usable acres. Tract and Predecessor Tracts sales are expected to continue to be a significant source of revenue in the near term due to the Company's plan to aggressively market Predecessor Tracts.

         RESIDENTIAL SALES

         Residential sales include the construction and sale of single family homes and oceanfront condominium units. The Company has historically constructed single family homes. However, in mid-1995, the Company decided to begin phasing out its single family home business in Predecessor communities and substantially completed the withdrawal from this business in 1996. During 1993, the Company entered the luxury oceanfront condominium market through the acquisition of a parcel located on Hutchinson Island, Florida and constructed Regency Island Dunes. The Company completed construction and sold out Regency Island Dunes in 1997 and anticipates commencing presales on the first building in Jupiter Ocean Grande in the 1998-1999 selling season. In 1998, the Company intends to begin construction of Riverwalk Tower, its first luxury apartment tower.

         All of the Company's residential sales are for cash. All purchasers requiring financing obtain loans from independent financial institutions. Most of the Company's residential sales are generated through local marketing programs using an in-house sales staff and local brokers.

CONDOMINIUM SALES

         During 1993, the Company was presented with an opportunity to enter the luxury condominium market through the purchase of Regency Island Dunes ("Regency Island Dunes"). The Company strengthened its position in this market, with the addition of Jupiter Ocean Grande in 1995. This segment of the residential construction market appears to have the potential to become a profitable business line for the Company. The Company markets this product locally, augmented by some regional and national advertising. Generally, the Company will begin construction of a condominium phase on a fixed price contract with independent general contractors only after approximately 50% of the units in that phase have been pre-sold with non-refundable earnest money deposits.

         REGENCY ISLAND DUNES. In 1993, the Company acquired this parcel located on Hutchinson Island, Florida, for approximately $4.1 million in cash. Hutchinson Island is located in St. Lucie County. Regency Island Dunes is part of Island Dunes, a golf course and condominium community with 2,700 feet of frontage on the Atlantic Ocean and the Intracoastal Waterway. This parcel was permitted for construction of two 72-unit high rise condominium buildings. The construction of the buildings was completed in 1997, and all of the units in both buildings were sold and closed as of December 31, 1997. The revenues associated with Regency Island Dunes condominium sales were recorded using the percentage of completion method and are summarized as follows for the years ended December 31 (in thousands of dollars):

                                                      1997      1996      1995
                                                      ----      ----      ----
     Condominium sales - Regency Island Dunes:
         First building                             $ 1,620   $ 3,008   $17,989
         Second building                              9,288    14,801         -
                                                    -------   -------   -------
     Total condominium sales                        $10,908   $17,809   $17,989
                                                    =======   =======   =======

         The revenues of approximately $18 million in 1995 were derived from 61 units under contract in the first building as of December 31, 1995 with construction on the first building 97% complete. The condominium revenues of $3.0 million in the first building in 1996 represented the incremental revenue earned upon the completion of 59 of the 61 units in 1996 and the sale and closing of an additional eight units in 1996. The condominium revenues of $1.6 million in the first building in 1997 represented revenue earned upon the closing of an additional five units in 1997 for a total of 72 units sold and closed in the first building. The revenues of approximately $14.8 million in the second building in 1996 were derived from 56 units under contract as of December 31, 1996, with construction on the second building 79% complete. The revenues of approximately $9.3 million in the second building in 1997 were derived from an increase in the completion percentage from 79% to 100% in 1997, and to an additional 16 units sold and closed in 1997 for a total of 72 units sold and closed in the second building.

         JUPITER OCEAN GRANDE. In January 1995, the Company acquired a two-acre parcel in a six-acre project known as Jupiter Ocean Grande. In June 1995, an unaffiliated third party acquired a 50% JV Project interest in Jupiter Ocean Grande for $4.3 million, $1.8 million of which was paid in June 1995, $2 million of which was paid in January 1996, when the JV Project acquired the remaining four acres for $2.2 million in cash, and a $0.5 million credit for reimbursable JV Project expenses. Jupiter Ocean Grande is a condominium community consisting of 155 units directly across from the ocean. The project was re-planned in 1997 to conform with modified market demand. This re-plan has met with resistance from local governmental jurisdictions and the Company filed suit against the Town of Jupiter to challenge the Town's denial of the re-plan. On March 23, 1998, the Appellate Division of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida ruled in the Company's favor. The Company intends on pursuing final approval of the re-plan from the Town.


LUXURY APARTMENT TOWER

         In 1997, the Company acquired Riverwalk Tower, a 2.8 acre parcel in Fort Lauderdale's central business district, which is currently being planned for a 373-unit luxury apartment tower and a second mixed-use tower for office and hotel uses. The Company is currently entertaining offers from other developers for the 1.2 acre office/hotel site, but intends to remain as the owner/developer of the apartment tower. The Company anticipates starting construction of the apartment tower in the third quarter of 1998.


SINGLE FAMILY HOME SALES

         In 1995, the Company decided to begin phasing out its single family home sales operation in Predecessor communities and substantially completed the withdrawal during 1996. The Company may seek to re-enter the single family home business in Primary Market areas where this business would complement current or potential land development activities. The Company may seek to acquire demonstrated homebuilding expertise in order to re-enter the single family home construction business.

         The table below summarizes the Company's single family home sales by market area for the three years ended December 31, 1997.

                                                      Single Family Home Sales
                                                      ------------------------
                                                       (dollars in thousands)

                                       1997                 1996                    1995
                                       ----                 ----                    ----
Market Area                       Units    Amount     Units      Amount       Units       Amount
-----------                       -----    ------     -----      ------       -----       ------
Treasure Coast
 Port St. Lucie                     -       $ -        12        $1,213         28        $3,402

Melbourne
 Port Malabar                       -         -        11           833         24         2,289
 Hidden Glen at Suntree             -         -         -             -          9           833

Other Areas                         1        76        13         1,107         48         3,229
                                   --       ---       ---         -----        ---        ------

    Total                           1       $76        36        $3,153        109        $9,753
                                   ==       ===       ===        ======        ===        ======

         The Company's single family home inventory as of December 31, 1997 consisted of two completed units, neither of which were under contract as of December 31, 1997. As of December 31, 1996, the Company had three completed single family home units, none of which were under contract.


OTHER BUSINESSES

         The Company has entered into several contracts to provide development and/or administrative management services. These services are to be provided to certain JV Projects in which the Company has a JV interest. The Company is entitled to receive (1) a fee equal to 4% of the development costs of the Sunset Lakes JV Project, (2) compensation equal to 2% of all project revenues from the Panther Creek JV Project, and (3) 3.5% of all gross revenues for services to the County Lakes JV Project.

         SPECIAL OPPORTUNITIES. The Company will, under certain circumstances, undertake special opportunities outside its normal operations. For example, in 1993, the Company entered into a Sino-Foreign equity joint venture with a quasi-governmental entity in the City of Nanjing, China (the "Ya Dong JV Project"), giving the Company a 50% JV interest. The Ya Dong JV Project provides for the phased development of approximately 4,000 agricultural acres located within the city limits of Nanjing into a new, mixed-use city center. The Chinese partner's capital contribution is the land use rights for the property, and the Company's committed capital contribution is $10 million. As of December 31, 1997, the Company had contributed approximately $6.0 million to the Ya Dong JV Project. The Company does not anticipate making any material capital contributions in 1998. The Company has made a proposal to its JV partner to transfer 35% of its 50% interest in the Ya Dong JV Project to its partners in return for a note receivable in the amount of $2.25 million. The Company would retain a 15% interest in the Ya Dong JV Project. Due to the uncertainty associated with the collection of this proposed receivable, the Company established an inventory valuation reserve in the amount of $1.9 million. Consequently, the Company's net investment in the Ya Dong JV Project is carried at $0.

         RECEIVABLE PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of contracts receivable originated by the Predecessor Company's installment sales program (the "Predecessor Homesite Contracts Receivable"). The Company collected for its own account a total of approximately $4.6 million in principal and interest payments on the Predecessor Homesite Contracts Receivable during 1997. As of December 31, 1997, the portfolio of Predecessor Homesite Contracts Receivable had a remaining face value of $7.3 million. In January 1997, the Company closed on a $7.5 million financing of a portion of its Predecessor Homesites Contracts Receivable portfolio. The Company also services a land mortgage receivable portfolio with a face value of $30 million as of December 31, 1997, which was generated in connection with the Company's Tract sales line of business, and approximately $140,000 of homesite contracts receivable for others.

         At December 31, Predecessor Homesite Contracts Receivable consisted of the following (in thousands of dollars):

                                                            1997        1996
                                                            ----        ----

       Contracts receivable, gross                        $7,347       $11,779
       Reserve for estimated future cancellations,
          net of estimated land recoveries                  (244)         (584)
       Valuation discounts to yield 15%                     (767)       (1,546)
                                                          ------       -------
                                                          $6,336       $ 9,649
                                                          ======       =======

         Stated interest rates on Predecessor Homesite Contracts Receivable outstanding at December 31, 1997 and 1996 ranged from 4% to 12.5% (averaging approximately 7.0%). The original terms of these contracts were 10 to 12 years, and at December 31, 1997 and 1996, approximately 19% and 18%, respectively, of such Predecessor Homesite Contracts Receivable were delinquent. Predecessor Homesite Contracts Receivable are classified as delinquent if their monthly payment is more than 30 days past due. The percentage of delinquent accounts is not indicative of the percentage of accounts that subsequently cancel. The cancellation rates for 1997 and 1996 were, respectively, 4.3% and 6.3%. The Company has established the reserve for estimated future cancellations and the reserve for Predecessor Homesite Contracts Receivable termination refunds based on its actual cash collections and actual cancellations.

         Pursuant to certain reorganization-related agreements between the Predecessor Company and the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums and Mobile Homes (the "Division of Florida Land Sales") concerning purchasers who have received or will receive deeds in connection with the Predecessor Company's sales program, the Company established a series of trust accounts (collectively, the "Utility Trusts") and a "Utility Reserve" to satisfy the Company's obligations to provide Buildable Predecessor Homesites to such purchasers when they are ready to construct a house. The Utility Trusts were funded with cash, shares of Common Stock and notes based on estimates of the costs of future improvement obligations. Beginning in 1994, the amount of cash, securities and Buildable Predecessor Homesites set aside for such purposes was subject to review and adjustment. In December 1996, pursuant to a review of the Utility Trusts, it was determined that approximately $12.1 million in cash, $4.2 million of Unsecured 12% Notes and $2.0 million of Unsecured 13% Cash Flow Notes could be recovered from these trust accounts. As of December 31, 1997, approximately $3.4 million in CASH, 147,910 shares of stock and a lot reserve of 6,000 lots remained in the trusts. The Company believes the remaining property currently held in trusts is more than sufficient to meet all future improvement obligations required under the terms of the settlements.

         ENVIRONMENTAL SERVICES. EQL, a wholly owned subsidiary of the Company, is a full service ecological consulting firm and laboratory. It performs water and soil testing and environmental assessments for the Company and third parties, including both governmental and private entities, acts as the primary surface water laboratory for three regional Water Management Districts (government), performs environmental chemistry analyses for the Florida Concrete Products Association (industry), the Florida Sugar Cane Growers Co-op (agriculture) and numerous marina projects (development) and performs wetlands mitigation, monitoring and exotic control for numerous public and private clients. EQ Lab also provides services to the Company and clients in the areas of hazardous substance testing and site remediation, endangered species management plans and wetlands identification and mitigation. EQ Lab's capabilities permit the Company to quickly and cost-effectively assess and address environmental concerns involving its existing real property assets and other properties it may seek to acquire.

         The following table summarizes revenues recorded by EQL for the years ended December 31 (in thousands of dollars):

                                          1997          1996           1995
                                          ----          ----           ----

         Revenues from
           affiliated parties            $   94         $  110         $  197

         Revenues from
           unaffiliated parties           1,048          1,065          1,122
                                         ------          -----         ------

         Total Revenues                  $1,142         $1,175         $1,319
                                         ======         ======         ======


         UTILITY OPERATIONS. During the Reorganization Proceedings (see "History" below) and the formulation of its new business plan, the Company determined that utility operations were not part of its Core Business and that its systems should be sold in due course to provide working capital to the Company. Over the past six years, the Company's seven largest utility systems were sold to governmental entities, one of which was the subject of condemnation proceedings until a settlement was reached in March 1996. During 1996, the Company disposed of its two remaining systems. In February 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million, resulting in a gain of $686,000, and, in June 1996, the Company sold its Julington Creek Plantation utility system for $6.0 million, resulting in a gain of $696,000. The Company has no remaining interest in any utility assets.

         The table below summarizes significant utility financial and operating information for the three years ended December 31, 1997.

                                                  Year Ended December 31,
                                                  -----------------------
                                                  (dollars in thousands)

                                           1997            1996         1995
                                           ----            ----         ----

          Operating revenues              $   -          $1,004        $ 2,328
          Operating income (1)            $   -          $  289        $   205
          Plant and equipment
           (at year end)(2)               $   -          $    -        $ 9,953
          Total connections
           (at year end)                      -          $    -          3,184

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

         Local, regional, state and federal environmental laws, regulations and policies directly affect the Company and its business. The Company has permits for certain of its development projects, issued by a variety of governmental entities including local governments, regional water management districts within the State of Florida, the State of Florida Department of Environmental Protection, the U.S. Army Corps of Engineers and the U.S. Environmental Protection Agency. Ongoing permitting obligations may include a range of environmental, maintenance and monitoring obligations, including water quality monitoring, surface water management and wetlands mitigation. There is no assurance that all permits necessary to develop the Company's inventory in accordance with its plan can be obtained in the future.

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

         Certain of the Company's Tract and Predecessor Tract inventory is subject to permits and regulatory approvals which enhance the marketability of the property. In some cases, preserving the permits and approvals prior to sale could require additional development in the future, subject to growth thresholds such as traffic patterns. To the extent that the Company chooses not to undertake development work required by a permit or approval for a specific Tract or Predecessor Tract within the indicated time period, the Company's targeted gross margins for that Tract or Predecessor Tract could be adversely affected based upon a revised development plan or land use. The Company's current plan is to complete all required development obligations on a timely basis with available working capital, project financing or funds raised in connection with the formation of governmental taxing or assessment districts.


COMPETITION

         Real estate operations, particularly in Florida, are highly competitive. Competition with respect to Tract and Predecessor Tract sales has been heightened by the general lack of available bank financing for real estate acquisition and development which reduces the number of buyers who have the financial resources and development expertise to transform these tracts into finished Homesites. For Tract and

Predecessor Tract sales, the Company competes with other real estate sellers for developers/builders and other real estate investors on the basis of location, permitted uses, financing and price.

         The secondary Florida markets, where the Company's Predecessor Homesites are located, are also highly competitive. With respect to the sale of Predecessor Homesites in Florida, there is a significant oversupply of Buildable Predecessor Homesites developed by the Predecessor Company remaining on the market. Because the primary buyers for the Buildable Predecessor Homesites are small independent homebuilders, the Company competes for their business on the basis of price and location.

         In the development and sale of new Homesites, the Company has focused on acquiring new parcels in Florida's primary markets and in selected primary markets in the Southeast. The supply of finished lots in the targeted Primary Markets has been significantly reduced in recent years due to a combination of several factors, including a reduction in the capital available for the acquisition and development of new Homesites and a reduction in the number of real estate developers active in new Homesite acquisition and development. Also, homebuilders are reluctant to acquire and develop finished Homesites due to a lack of expertise and the substantial costs associated with carrying finished inventory. Nevertheless, the Company continues to compete on the basis of price, product and location with other developers and homebuilders in those markets.

EMPLOYEES

         As of February 28, 1998, the Company had approximately 125 full-time employees and one part-time employee. In addition, the Company employs on a daily basis such additional personnel as may be required to perform various other activities. The Company's relations with its employees are satisfactory and there have been no work stoppages.

HISTORY

         Atlantic Gulf and its Predecessors have been operating as community developers in Florida since 1955. The Predecessor Company was one of the largest community developers in Florida. In 1990, the Predecessor Company and certain of its subsidiaries commenced proceedings under Chapter 11 of the Bankruptcy Code (the "Reorganization Proceedings") to reorganize their businesses. Atlantic Gulf, as the successor company, emerged from the Reorganization Proceedings pursuant to a Plan of Reorganization (the "POR") that became effective on March 31, 1992 (the "POR Effective Date"). For further historical discussion of the Reorganization Proceedings, see Item 1. F. in the Company's 1992 Annual Report on Form 10-K. As of the POR Effective Date, Atlantic Gulf adopted a new charter and began developing a business plan for implementation by its new board of directors and management.

YEAR 2000 COMPLIANCE

         Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of computers, personal computers, system servers, telephone equipment and other related computer equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position and is expected to be completed by December 31, 1998.

Item 2.  Properties
         ----------

         The Company's real estate inventory is described in Item 1. above.

         The Company's corporate headquarters are located at 2601 South Bayshore Drive, Miami, Florida, in approximately 48,000 square feet of leased office space. The Company is subleasing approximately 17,000 square feet of this office space to a single tenant as part of its plan to reduce overhead and consolidate its organization. The lease expires in 1999. The Company is currently negotiating to renew the lease and reduce the leased office space to approximately 23,000 square feet to further reduce overhead.


Item 3.  Legal Proceedings
         -----------------

         A. Condemnation Proceedings Involving General Development Utilities, Inc. and Related Proceedings
--------------------------------------------------------------------------------

         ATLANTIC GULF COMMUNITIES CORPORATION, ET AL. V. LOFTUS, ET AL., Case No. 94-1931 CA (Charlotte Cty. Cir. Ct.). In December 1994, Atlantic Gulf and GDU (all references herein to "GDU" are to General Development Utilities, Inc., a wholly owned subsidiary of Atlantic Gulf Communities Corporation) filed a declaratory judgement action in the Circuit Court for the Twentieth Judicial Circuit in and for Charlotte County against a defendant class based upon a demand made upon the Company by Richard D. Loftus and others for a portion of the proceeds from the Charlotte County eminent domain case entitled CHARLOTTE COUNTY, ET AL. V. GDU, ET AL., Case No. 90-936 (Charlotte Cty. Cir. Ct.) in which the Charlotte County Circuit Court entered a stipulated Final Judgment setting full and complete compensation to Atlantic Gulf and GDU for certain water and wastewater systems taken by Charlotte County in June 1991 totaling $110 million, $65 million of which was paid as a good faith deposit at the time of the taking and the balance of which was paid in December of 1994. The demand made upon the Company was based upon the theory that there exists a class of property owners in Charlotte County, Florida who have an interest in the proceeds from the condemnation proceeding because of "contributions in aid of construction." The case is dormant. No rulings have been made by the Court, and discovery has not begun in any meaningful way. The parties have, however, reached an agreement (i) transferring the case from Charlotte County to the Fifteenth Judicial Circuit Court, Palm Beach County, Florida, (ii) defining the class and (iii) establishing the method for providing notice to the members of the class. The Company believes, based on the advice of counsel, that the defendants' claim has no merit under Florida law. The Company intends to vigorously pursue the class action suit for declaratory judgement, seeking an order of the Court that the class members have no interest in the proceeds from the Charlotte County condemnation case.

         B.  Retention of Jurisdiction
             -------------------------

         On March 15, 1995, the Bankruptcy Court entered a final decree in the GDC bankruptcy case. The Bankruptcy Court does, however, retain jurisdiction over the Company with respect to various matters, including, among other things, matters pertaining to (1) the allowance and disallowance of claims and interests, (2) distributions under the POR, (3) the reduction and maintenance of claim reserves, (4) appeals from orders entered by the Bankruptcy Court, (5) the receipt, use or application of condemnation proceeds, (6) utility trusts created or implemented pursuant to the POR, (7) Section 365(j) liens, (8) the Homesite Purchaser Assurance Program, (9) Oxford Finance Company's and its affiliates' chapter 11 bankruptcy and their business practices as they may affect the Company, (10) the enforcement of all orders entered by the Court and (11) tax issues arising under the POR.

         C.  Other Litigation
             ----------------

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

         REGENCY ISLAND DUNES. In connection with the construction of Regency Island Dunes, various disputes arose between the Company's subsidiary, Regency Island Dunes, Inc. ("Regency"), and the general contractor, Foley and Associates Construction Company, Inc. ("Foley"), regarding completion of the first phase of the project containing 72 units. As a result, Foley filed suit in the Circuit Court of St. Lucie County under the caption of FOLEY AND ASSOCIATES CONSTRUCTION, INC. V. REGENCY ISLAND DUNES, INC. AND ATLANTIC GULF COMMUNITIES CORPORATION, Case No. 96-1569-CA-03 (St. Lucie Cty. Cir. Ct.) alleging breach of the construction contract, claims for lost profits and delay damages as well as various counts claiming fraudulent transfers of funds from Regency to the Company. This case was filed by Foley in addition to Foley's demand for arbitration before the American Arbitration Association as required pursuant to the terms of the construction contract between Regency and Foley. Regency asserted counterclaims for Foley's failure to properly staff the job and refusal to perform corrective work which was performed at Regency's expense. In addition, in the case styled REGENCY ISLAND DUNES INC. V. FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., Case No. 96-1532 CA-17 (St. Lucie Cty. Cir. Ct.), Regency filed its action to discharge the construction lien filed by Foley on the basis that the lien claim was inflated and was recorded against units which had previously been conveyed to third party purchasers as well as additional lands not included within the construction contract between the parties. The preceding two cases were consolidated and partially stayed pending resolution of the contract disputes in arbitration. In REGENCY ISLAND DUNES, INC. V. NATIONAL FIRE INSURANCE COMPANY OF HARTFORD AND FOLEY AND ASSOCIATES CONSTRUCTION COMPANY, INC., refiled under Case No. 97-14075, U.S.D.C., Southern District of Florida, Regency filed suit to recover damages against Foley's surety for corrective work performed by Regency as well as various other claims for damages asserted by Regency in the arbitration described above. This case was dismissed by the court on June 5, 1997. The arbitration proceeding commenced on July 1, 1997 and was completed on July 28, 1997. On August 26, 1997, the arbitration panel entered an award in the amount of $2,839,546 in favor of Foley, and an award in the amount of $442,000 in favor of Regency with respect to Regency's counterclaim. Regency filed a motion to vacate and/or modify the arbitration award on or about November 24, 1997. On December 23, 1997, prior to the hearing on the motion to vacate and/or modify the arbitration award, the parties entered into a settlement agreement pursuant to which Regency paid Foley $2,000,000, releases were exchanged, the lien was satisfied of record and the lawsuit and arbitration were dismissed.

         In addition, based upon a separate construction contract between Regency and Foley for the construction of the second phase the Regency Island Dunes Condominium JV Project, Foley filed a demand for arbitration in March 1997 asserting breach of contract relating to change orders, release of retainage and Foley's requests for extensions of time. The dispute with Foley in connection with the second phase escalated and Foley filed a claim of lien, which included retainage, overhead and unauthorized change orders. Regency filed counterclaims against Foley in the arbitration proceeding for breach of contract and failure to perform corrective work. In addition, Regency filed an independent action against Foley for recording a fraudulent lien and a declaratory action seeking dismissal of Foley's claim in the arbitration for lost profits. On December 28, 1997, the parties entered into a settlement agreement, pursuant to which Regency paid Foley $850,000, the lien was satisfied of record, releases were exchanged and the lawsuits and arbitration were dismissed.

         OTHER. In addition to those legal proceedings specifically discussed in this Item 3., the Company is, from time to time, involved in various litigation matters primarily arising in the normal course of its business. It is the opinion of management that the resolution of these matters will not have a material adverse affect on the Company's business or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "AGLF". The following table sets forth the high and low closing sales prices of the Common Stock for the periods indicated.

                                         1997                  1996
                                     Sales Price            Sales Price
                                     -----------            -----------
            Quarter Ended        High         Low        High        Low
            -------------        ----         ---        ----        ---
            March 31             6           4 1/8       6 3/4      5 3/8
            June 30              6 7/8       5 1/2       6 3/8      5 1/2
            September 30         6 3/4       5 5/8       6          4 7/8
            December 31          6 1/8       3 1/4       5 3/8      3 15/16


         HOLDERS. As of March 20, 1998, there were approximately 30,000 record holders of the Common Stock.

         DIVIDENDS. No dividends have been paid on the Common Stock of Atlantic Gulf during the last two fiscal years, and the Company is prohibited from paying dividends on its Common Stock by the terms of its Foothill Debt agreements. The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, cash dividends on each share of Preferred Stock at an annual rate equal to 20% of the Liquidation Preference (defined as $10 per share plus accumulated and unpaid dividends) in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the Preferred Stock is originally issued by the Company, and will be payable, subject to declaration by the board of directors, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 1997. As of December 31, 1997, the Series A Preferred Stock Liquidation Preference was $25.3 million, including undeclared but accumlated and unpaid dividends of $2.0 million and the Series B Preferred Stock Liquidation Preference was $21.3 million, including undeclared but accumlated and unpaid dividends of $1.3 million.

         Effective June 24, 1997, the Company's stockholders approved an amendment to the Company's certificate of incorporation to repeal the right of the holders of its Common Stock to receive, semiannually, mandatory dividends equal to 25 percent of the Company's Available Cash, as defined (see Note 10).

Item 6.  Selected Financial Data
         -----------------------

         Selected consolidated financial data for each of the five years during the period ended December 31, 1997 are summarized below (in millions of dollars except per share amounts):

                                                                                    Years
                                                                                    Ended
                                                                                 December 31,
                                                      ----------------------------------------------------------------
                                                      1997          1996           1995           1994           1993
                                                      ----          ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA

Total revenues                                      $ 76.6         $138.8        $ 98.0          $ 70.3        $ 69.2

Income (loss) from continuing operations
 before extraordinary items                          (58.3)         (12.6)        (20.6)            1.1         (18.5)

Net income (loss)                                    (58.3)           1.2         (20.6)            1.1         (18.5)

Net income (loss) applicable to common
 stock                                               (62.1)           1.2         (20.6)            1.1         (18.5)

Net income (loss) per common share(1)                (5.82)           .12         (2.12)            .11         (1.91)

Weighted average common
 shares outstanding                                  10.66           9.71          9.71            9.64          9.68
----------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (AT PERIOD END)

Cash (including restricted amounts)                 $ 10.9         $ 13.1        $ 12.0          $ 25.0        $ 26.4

Predecessor Homesite Contracts
 Receivable and Other Receivables                     41.2           73.4          59.8            55.2          69.3

Inventory of land and residential
 construction                                        130.5          153.4         218.3           228.5         228.3

Total assets                                         203.1          263.4         332.8           348.6         367.2

Notes, mortgages, capital leases and
 other debt                                          132.4          169.2         221.0           190.3         203.3

Stockholders' equity (deficit)                         5.3           56.4          54.4            74.7          73.1

------------
    (1) The net income (loss) per common share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Consolidated Financial Statements beginning on page F-7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS

         The Company's results of operations for the years ended December 31, 1997, 1996 and 1995 are summarized by line of business, as follows:

                                      Combining Results of Operations by Line of Business
                                      ---------------------------------------------------

                                                  Year Ended December 31, 1997
                                                   (in thousands of dollars)

                        Homesite &     Tract &
                        Predecessor    Predecessor
                        Homesite       Tract         Residential      Other            Business       Administrative
                        Sales          Sales         Sales            Operations       Development    & Other           Total
                        -----------    -----------   -----------      ------------     -----------    --------------  ---------
Revenues:
 Real estate sales        $24,606        $32,029         $10,984          $              $              $             $67,619
 Other operating
  revenue                     790                                          2,221                                        3,011
 Interest income                                                           4,282                         1,736          6,018
                          ---------------------------------------------------------------------------------------------------
Total revenues             25,396         32,029          10,984           6,503             -           1,736         76,648
                          ---------------------------------------------------------------------------------------------------
Costs and expenses:
 Cost of real estate
  sales                    23,372         35,787          13,033                                                       72,192
 Inventory valuation
  reserves                  3,639         10,818                                                                       14,457
 Selling expense            4,227          3,648             627                                                        8,502
 Other operating
   expense                                                                 1,505                                        1,505
 Other real estate
 costs:
  Property tax, net                                                                                      4,615          4,615
  Other real estate
   overhead                 2,131          1,458             696             672         3,452           1,960         10,369
 General and
  administrative                                                                                        11,603         11,603
 Depreciation                  22             61               3             119                           489            694
 Cost of borrowing,
  net                                                                      2,435                         9,787         12,222
 Other expense                705                                                          758                          1,463
                          ---------------------------------------------------------------------------------------------------
Total costs and expenses   34,096         51,772          14,359           4,731         4,210          28,454        137,622
                          ---------------------------------------------------------------------------------------------------
Operating income (loss)    (8,700)       (19,743)         (3,375)          1,772        (4,210)        (26,718)       (60,974)
                          ---------------------------------------------------------------------------------------------------
Other income (expense):
 Reorganization
  reserves                                                                 1,063                         2,467          3,530
 Miscellaneous                                                               (96)                         (806)          (902)
                          ---------------------------------------------------------------------------------------------------
  Total other income
   (expense)                    -              -               -             967             -           1,661          2,628
                          ---------------------------------------------------------------------------------------------------
Net income (loss)          (8,700)       (19,743)         (3,375)          2,739        (4,210)        (25,057)       (58,346)
                          ---------------------------------------------------------------------------------------------------
Less:
 Accrued preferred
  stock dividends                                                                                        3,296          3,296
 Accretion of
  preferred stock to
  redemption amount                                                                                        427            427
                          ---------------------------------------------------------------------------------------------------
                                -              -               -               -             -           3,723          3,723
                          ---------------------------------------------------------------------------------------------------
Net income (loss)
 applicable to
 common stock             $(8,700)      $(19,743)        $(3,375)        $ 2,739       $(4,210)       $(28,780)      $(62,069)
                          ===================================================================================================

                                                      Combining Results of Operations by Line of Business
                                                      ---------------------------------------------------
                                                                 Year Ended December 31, 1996
                                                                   (in thousands of dollars)

                                 Homesite &    Tract &
                                 Predecessor   Predecessor
                                 Homesite      Tract          Residential   Other        Business     Administrative
                                 Sales         Sales          Sales         Operations   Development  & Other          Total
                                 -----------   -----------    -----------   -----------  -----------  --------------   -----
Revenues:
 Real estate sales                 $52,910      $ 53,693        $20,962      $            $             $           $127,565
 Other operating revenue               324                                     4,595                                   4,919
 Interest income                                                               4,321                       1,974       6,295
                                   -----------------------------------------------------------------------------------------
Total revenues                      53,234        53,693         20,962        8,916                       1,974     138,779
                                   -----------------------------------------------------------------------------------------

Costs and expenses:
 Cost of real estate sales          42,258        44,331         16,725                                              103,314
 Inventory valuation reserves                     10,400                                    1,883                     12,283
 Selling expense                     6,081         5,618          1,826                                               13,525
 Other operating expense                                                       1,986                                   1,986
 Other real estate costs:
   Property tax, net                                                                                       6,144       6,144
   Other real estate overhead        1,719         3,426            838        1,051        3,912          2,294      13,240
 General and administrative                                                                               11,510      11,510
 Depreciation                           16            92             22          262                         508         900
 Cost of borrowing, net                                                                                   13,430      13,430
 Other expense                          75                                                    437                        512
                                   -----------------------------------------------------------------------------------------
Total costs and expenses            50,149        63,867         19,411        3,299        6,232         33,886     176,844

                                   -----------------------------------------------------------------------------------------

Operating income (loss)              3,085       (10,174)         1,551        5,617       (6,232)       (31,912)    (38,065)
                                   -----------------------------------------------------------------------------------------
Other income (expense):
 Reorganization reserves                                                      15,956                       2,134      18,090
 Utility condemnation                                                          4,122                                   4,122
 Miscellaneous                                                                 1,371                       1,931       3,302
                                   -----------------------------------------------------------------------------------------
  Total other income (expense)           -             -              -       21,449            -          4,065      25,514
                                   -----------------------------------------------------------------------------------------
Income (loss) before
 extraordinary items                 3,085       (10,174)         1,551       27,066       (6,232)       (27,847)    (12,551)
Extraordinary gains on
 extinguishment of debt                                                                                   13,732      13,732
                                   -----------------------------------------------------------------------------------------
Net income (loss)                  $ 3,085      $(10,174)      $  1,551      $27,066      $(6,232)      $(14,115)   $  1,181
                                   =========================================================================================


                                      Combining Results of Operations by Line of Business
                                      ---------------------------------------------------

                                                  Year Ended December 31, 1995
                                                   (in thousands of dollars)

                                     Homesite &     Tract &
                                     Predecessor    Predecessor
                                     Homesite       Tract           Residential     Other         Business      Administrative
                                     Sales          Sales           Sales           Operations    Development   & Other        Total
                                     -----------    -----------     -----------     ----------    ------------  -------------- -----
Revenues:
 Real estate sales                    $ 24,106       $ 31,055        $ 27,742        $              $           $          $ 82,903
 Other operating revenue                                                               6,748                                  6,748
 Interest income                                                                       6,158                       1,607      7,765
 Other income                              603                                                                                  603
                                      ---------------------------------------------------------------------------------------------
Total revenues                          24,709         31,055          27,742         12,906                       1,607     98,019
                                      ---------------------------------------------------------------------------------------------

Costs and expenses:
 Cost of real estate sales              17,151         26,108          23,150                                                66,409
 Inventory valuation reserves                           3,563                                                      1,288      4,851
 Selling expense                         5,178          2,399           2,243                                                 9,820
 Other operating expense                                                               4,037                                  4,037
 Other real estate costs:
   Property tax, net                                                                      80                       5,764      5,844
   Other real estate overhead            2,049          1,429           1,143          1,073          6,767        2,240     14,701
 General and administrative                                                                                       10,405     10,405
 Depreciation                               27             76             191            481                         440      1,215
 Cost of borrowing, net                                                                                           14,274     14,274
 Other expense                                                                                          517                     517
                                      ---------------------------------------------------------------------------------------------
Total costs and expenses                24,405         33,575          26,727          5,671          7,284       34,411    132,073
                                      ---------------------------------------------------------------------------------------------
Operating income (loss)                    304         (2,520)          1,015          7,235         (7,284)     (32,804)   (34,054)
                                      ---------------------------------------------------------------------------------------------
Other income (expense):
 Reorganization reserves                                                                                          10,676     10,676
 Miscellaneous                                                                         2,613                         169      2,782
                                      ---------------------------------------------------------------------------------------------
  Total other income (expense)               -              -               -          2,613              -       10,845     13,458
                                      ---------------------------------------------------------------------------------------------
Net income (loss)                     $    304       $ (2,520)       $  1,015        $ 9,848        $(7,284)    $(21,959) $ (20,596)
                                      =============================================================================================

1997 COMPARED WITH 1996

         During 1997, the Company reported a net loss applicable to Common Stock of $62.1 million compared to net income applicable to Common Stock of $1.2 million in 1996. The loss was primarily due to (1) a 47% reduction in real estate revenues and increased costs of real estate sales in 1997, (2) a $22.9 million decrease in other income and (3) $0 of extraordinary gains (compared to $13.7 million of extraordinary gains in 1996), partially offset by a (4) $9.4 million reduction in selling expenses and other real estate costs. As discussed below, the reduction in real estate revenues in 1997 were primarily due to (a) the Company's bulk sales in 1996 of Julington Creek Plantation and Summerchase (there were no substantial bulk sales in 1997, other than a bulk sale of 102 lots in Windsor Palms) and (b) decreasing revenues from Predecessor Assets. Increased costs of real estate sales were principally attributable to (i) a bulk sale (at a loss of $632,000) of the final 102 lots in Windsor Palms to provide liquidity prior to the June 30, 1997 Foothill Debt payment (see "LIQUIDITY AND CAPITAL RESOURCES" below), and (ii) a $2.85 million settlement in connection with the litigation involving Regency Island Dunes.

         The Company's business plan is to become the primary provider of developed Homesites to homebuilders in Florida's Primary Markets and in other selected Primary Markets in the Southeast, without incurring the carrying costs of a substantial inventory, while, at the same time, liquidating its remaining Predecessor Assets and reducing debt, carrying costs and associated overhead. Pursuant to this plan, the Company has (1) acquired several new projects in various Primary Markets in the Southeast, (2) sold $41.2 million and $55.6 million of Predecessor Assets in 1997 and 1996, respectively, (3) reduced corporate debt by $111.4 million during 1997 and 1996 and (4) reduced borrowing and other real estate costs by a total of $7.6 million during 1997 and 1996.

         HOMESITE AND PREDECESSOR HOMESITE SALES. Net operating results from Homesite and Predecessor Homesite sales decreased $11.8 million in 1997 compared to 1996 primarily due to (1) the loss of the revenue formerly generated by Julington Creek Plantation, which the Company sold in bulk in 1996, (2) a $9.0 million bulk sale in 1996 of Summerchase, (3) the bulk sale at a loss of the remaining 102 lots in Windsor Palms, in order to fund the Foothill Debt payment due June 30, 1997, and (4) $3.6 million of inventory valuation reserve charges in 1997 consisting of $1.9 million against Predecessor Homesites and $1.7 million against Sabal Trace, partially offset by (5) $1.9 million of reduced selling expenses.

         Revenues from Homesite and Predecessor Homesite sales decreased $28.3 million in 1997 compared to 1996 primarily due to a $23.8 million decrease in Homesite sales revenues. The following table summarizes Homesite and Predecessor Homesite sales activity for the years ended December 31 (in thousands of dollars):

                                                       1997                                         1996
                                   -----------------------------------------     ------------------------------------
                                   Number                          Average       Number                      Average
                                   of Lots       Revenue         Sales Price     of Lots     Revenue      Sales Price
                                   -------       -------         -----------     -------     -------      -----------

Homesite sales                       543         $14,328           $26.4          1,610      $38,090         $23.7
Predecessor Homesite sales         3,521          10,278             2.9          2,903       14,820           5.1
                                   -----         -------           -----          -----      -------         -----
                                   4,064         $24,606           $ 6.1          4,513      $52,910         $11.7
                                   =====         =======           =====          =====      =======         =====

         Revenues from Homesite sales decreased in 1997 compared to 1996 primarily due to (1) the bulk sales of Julington Creek Plantation and Summerchase in 1996 and the sale of 75% of the inventory in Windsor Palms in 1996. Julington Creek Plantation generated sales revenue of approximately $7.6 million in 1996, including a bulk sale of the remaining 126 Homesites for $5.6 million in June 1996. Summerchase, which was permitted for 640 Homesites, was sold in bulk in 1996 for $9.0 million. Sales revenues at Windsor Palms decreased from $12.5 million in 1996 to $4.5 million in 1997. Partially offsetting these decreases was a $2.7 million increase in sales in 1997 in West Meadows. The average sales price of Homesite sales increased 11.4% in 1997 primarily due to the Summerchase bulk sale in 1996, which yielded an average sales price of approximately $14,000.

Homesite sales increased from 11.4% in 1997 primarily due to the Summerchase bulk sale in 1996, which yielded an average sales price of approximately $14,000.

         Revenues from Predecessor Homesite sales decreased in 1997 compared to 1996 due to a 43.1% decrease in the average sales price per Predecessor
Homesite, partially offset by a 21.3% increase in the number of Predecessor Homesites sold. The decrease in the average sales price is principally due to
(1) a 38% decrease in the number of Predecessor Homesites sold in Cumberland Cove, the Company's highest priced Predecessor Homesite market, and (2) a 43% increase in bulk sales of Predecessor Homesites in Florida. In addition, the average sales price in Cumberland Cove decreased 42% in 1997 from approximately $20,300 in 1996 to approximately $11,800 in 1997 due to the mix of Predecessor Homesites sold. The volume of Predecessor Homesites sold in Cumberland Cove decreased in 1997 because this project was winding down and, accordingly, the Company closed its on-site sales operation in September 1997. The volume of Predecessor Homesites sales increased primarily due to the increase in the number of bulk Predecessor Homesites sold.

         Other operating revenues included management fees of $332,000 in 1997 and $261,000 in 1996 from the Country Lakes JV Project. The Country Lakes JV Project sold 740 Homesites for $9.5 million in 1997 and 375 Homesites for approximately $7.5 million in 1996. Other operating revenues also included management fees of $458,000 in 1997 and $63,000 in 1996 from the Sunset Lakes JV Project. Other expense of $705,000 in 1997 consisted of $846,000 of expenses representing the Company's share of the net expenses of the Country Lakes JV Project, partially offset by $141,000 of income representing the Company's share of the net income from the Sunset Lakes JV Project.

         As of December 31, 1997, the Company had under contract (1) approximately 869 Homesites for $24.7 million with 12 homebuilders in Lakeside Estates, West Meadows and The Trails of West Frisco and (2) 129 Predecessor Homesites for $806,000. In addition, as of December 31, 1997, the Company's JV Projects had 3,389 Homesites under contract with 10 homebuilders, totaling approximately $85.0 million in future gross revenue of which the Company is a joint venturer. As of December 31, 1996, the Company had approximately 1,091 total Homesites and Predecessor Homesites under contract for approximately $16.4 million, of which 616 Homesites for $15.2 million were in Lakeside Estates, West Meadows and Sanctuary.

         The Homesite and Predecessor Homesite sales gross margin percentages were 5.0% in 1997 compared to 20.1% in 1996. The lower gross margin percentage in 1997 is attributable principally to the sale of the final 102 Windsor Palms lots for $4.5 million, generating a negative 14% gross margin. This sale was necessitated by the Company's need for liquidity to meet its June 30, 1997 Foothill Debt payment. The gross margin in 1997 for Lakeside Estates and West Meadows was 20.2%, which approximates the targeted gross margin of 20% to 30% for this line of business. Homesite and Predecessor Homesite sales margins were also adversely affected in 1997 by the increase in the bulk sale of Predecessor Homesites, which generally yield lower margins than Homesite sales.

         The Homesite and Predecessor Homesite sales inventory valuation reserve charge of $3.6 million in 1997 represented a reduction in the carrying value of the Company's Homesite and Predecessor Homesite inventory based upon a review of the fair values of the Company's land inventory. The charge consisted of $1.9 million for Predecessor Homesites and $1.7 million for Sabal Trace.

         Homesite and Predecessor Homesite selling expense decreased $1.9 million or 30.5% in 1997 primarily due to (1) a $1.1 million decrease in direct selling expenses resulting from the decrease in Homesite and Predecessor Homesite revenues and (2) a $717,000 reduction in indirect selling costs at Cumberland Cove. Homesite and Predecessor Homesite selling expense as a percentage of revenues increased from 11.5% in 1996 to 17.2% in 1997 primarily due to the decreased revenues over which to spread fixed selling costs.

         TRACT AND PREDECESSOR TRACT SALES. Net operating results from Tract and Predecessor Tract sales decreased by $9.6 million in 1997 compared to 1996 primarily due to lower Tract and Predecessor Tract sales revenues and higher cost of sales, partially offset by lower selling expenses and other real estate overhead.

         Revenues from Tract and Predecessor Tract sales decreased $21.7 million in 1997 compared to 1996 primarily due to several large sales in 1996, including the sale of Julington Creek Plantation, which included $11.6 million of Tract acreage. There were no comparably sized sales in 1997. As of December 31, 1997, there were pending Tract and Predecessor Tract sales contracts or letters of intent totaling approximately $3.4 million, which, subject to certain contingencies, are anticipated to close in 1998. As of December 31, 1996, there were comparable pending Tract and Predecessor Tract sales contracts or letters of intent totaling approximately $18.1 million.

         Tract and Predecessor Tract sales gross margins are summarized as follows for the years ended December 31:

                                                           1997                        1996
                                                 ---------------------        ---------------------
                                                 Targeted      Actual         Targeted      Actual
                                                  Margins      Margins         Margins      Margins
                                                 --------      -------        --------      -------
        Port LaBelle agricultural acreage              0%       (9.2)%            5%            -
        Julington Creek Plantation                    -            -              -           6.5%
        Other Tract acreage                      10 - 20%       13.1%            20%         53.6%
        Other Predecessor Tract acreage           5 - 10%      (13.1)%           20%         19.4%

         The targeted gross margin is lower for Port LaBelle agricultural acreage because management has determined that approximately 15,000 acres of the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted in 1992 from "retail" to "wholesale", which reduced the targeted gross margin for this property. During 1997, the Company sold 4,242 acres of Port LaBelle agricultural property for approximately $4.0 million.

         The low gross margin in Julington Creek Plantation in 1996 resulted from the bulk sale of this project in June 1996 as part of the Company's business plan to monetize certain assets to generate cash and retire debt.

         The 53.6% gross margin in 1996 in Other Tract acreage was generated from one Tract sale in West Meadows for approximately $1.3 million.

         The negative actual gross margin for other Predecessor Tract acreage in 1997 is attributable principally to the Company's business plan to accelerate the liquidation of Predecessor Assets. The actual gross margin for other Predecessor Tract acreage in 1996 generally reflects the targeted gross margin.

         The Tract and Predecessor Tract sales inventory valuation reserve charges of $10.8 million in 1997 and $10.4 million in 1996 represent reductions in the carrying value of the Predecessor Tract inventory based upon reviews of the fair values associated with its Predecessor Tracts.

         Tract and Predecessor Tract sales selling expenses decreased $2.0 million in 1997 compared to 1996 primarily due to lower direct selling expenses resulting from a decrease in revenues. Tract and Predecessor Tract sales selling expense as a percentage of revenues increased from 10.5% in 1996 to 11.4% in 1997 primarily due to (1) lower direct selling expenses associated with several large sales in 1996, including Julington Creek Plantation, and (2) lower revenues in 1997 over which to spread fixed selling costs.

         Tract and Predecessor Tract sales other real estate overhead decreased $2.0 million, a 57% decrease, in 1997 compared to 1996 primarily due to management and advertising costs in 1996 associated with the efforts to accelerate the disposition of Predecessor Assets.

         RESIDENTIAL SALES. Net operating results from residential sales, which includes condominiums and single family homes, decreased $4.9 million in 1997 compared to 1996 principally due to a decrease in the gross margin from Regency Island Dunes. The Company realized lower revenues in 1997 as a result of (1) the close out of Regency Island Dunes in 1997 and (2) a $2.85 million settlement with the general contractor on this project, partially, offset by (3) a reduction in selling expenses.

         Residential sales are summarized as follows for the years ended December 31 (in thousands of dollars):

                                                              1997      1996
                                                              ----      ----
         Condominium sales - Regency Island Dunes:
            First Building                                 $  1,620   $  3,008
            Second Building                                   9,288     14,801
                                                           --------   --------
         Total condominium sales                             10,908     17,809
         Single family home sales                                76      3,153
                                                           --------   --------
                                                           $ 10,984   $ 20,962
                                                           ========   ========

         The revenues and profits associated with Regency Island Dunes condominium sales were recorded using the percentage of completion method. The project consisted of two 72-unit buildings for a total of 144 units, all of which were sold and closed as of December 31, 1997. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units in the first building, based on a construction completion percentage of 97%. The condominium revenues of $3.0 million in the first building in 1996 represented the incremental revenue earned upon the completion of 59 of the 61 units in 1996 and the sale and closing of an additional eight units in 1996. The condominium revenues of $1.6 million in the first building in 1997 represented revenue earned upon the closing of an additional five units in 1997 for a total of 72 units sold and closed in the first building. The revenues of approximately $14.8 million in the second building in 1996 were derived from 56 units under contract as of December 31, 1996, with construction on the second building 79% complete. The revenues of approximately $9.3 million in the second building in 1997 were derived from an increase in the completion percentage from 79% to 100% in 1997, and to an additional 16 units sold and closed in 1997 for a total of 72 units sold and closed in the second building.

         Single family home sales revenues decreased in 1997 compared to 1996 due to a decrease in closings from 36 in 1996 to 1 in 1997. Closings decreased because of the Company's decision in mid-1995 to begin phasing out its single family home business in Predecessor communities, which was substantially completed in 1996. As of December 31, 1997, the Company had 2 single family home residential units in inventory, neither of which were under contract. As of December 31, 1996, the Company had 3 single family home residential units in inventory, none of which were under contract.

         Residential sales gross margins are summarized as follows for the years ended December 31:

                                                        1997           1996
                                                        ----           ----
            Condominiums                               (18.7)%         21.9%
            Single family homes                        (15.8)%         10.6%


         The gross margin for condominiums in 1997 was negative primarily due to a $2.85 million settlement in December 1997 with the Company's general contractor for Regency Island Dunes. See Part I. Item 3. "LEGAL PROCEEDINGS". The settlement costs were applied solely against the revenues earned in

1997, resulting in a large negative gross margin in 1997. The overall gross margin for this project was approximately 12.1%.

         The single family home gross margin in 1997 was generated from the sale of 1 unit.

         Residential selling expense decreased $1.2 million, or 66%, in 1997 compared to 1996 and decreased as a percentage of revenues from 8.7% in 1996 to 5.7% in 1997. The decreases were primarily due to (1) an adjustment in 1997 to reduce incentive expenses associated with Regency Island Dunes and (2) a decrease in fixed selling costs as a result of the phasing-out of the single family home operations.

         Other real estate overhead decreased $142,000, or 17%, in 1997 compared to 1996 primarily due to a reduction in single family overhead costs due to the phasing-out of this operation.

         OTHER OPERATIONS. Net income from other operations decreased $24.3 million in 1997 compared to 1996 primarily due to (1) a $20.5 million decrease in other income, including a net gain of $11.9 million from an accrual in 1996 for the recovery of funds in 1997 from certain Utility Trust accounts, and (2) a $2.4 million increase in borrowing costs associated with the financing of mortgage and Predecessor Homesite Contract Receivables.

         Other operating revenues and expenses decreased in 1997 compared to 1996 primarily due to the absence of revenues and expenses from the Port LaBelle utility system and the Julington Creek Plantation utility system, both of which were sold in 1996. In addition, other operating revenues in 1996 included $1.0 million of development impact fees.

         Other operations interest income decreased $39,000 in 1997 compared to 1996, despite a $912,000 increase in interest income associated with a higher average balance of land mortgages receivable in 1997, due principally to a $951,000 decrease in interest income resulting from a lower average balance of Predecessor Homesite Contracts Receivable.

         Other operations other real estate overhead decreased 36% in 1997 compared to 1996 primarily due to lower community operations costs associated with Predecessor Assets.

         Cost of borrowing of $2.4 million in 1997 represented interest expense on debt associated with the financing of a portion of the Company's land mortgages and Predecessor Homesite Contracts Receivables. The Company raised approximately $13.3 million of cash proceeds in 1996 and an additional $19.8 million in 1997 from these financings. The proceeds from these financings were used to reduce corporate debt and to fund ongoing operations.

         Other income - reorganization reserves of $1.1 million in 1997 represents the amortization of the Company's utility connections reserve. Other income - reorganization reserves of $16.0 million in 1996 included (1) a $4.1 million gain due to a reduction in the Company's utility connections reserve in conjunction with the Company's annual review of certain reorganization items and
(2) a net gain of $11.9 million from the recovery of funds from certain utility trust accounts. Other income - utility condemnation in 1996 represented a gain of approximately $4.1 million on an $18.75 million litigation settlement with the City of Port St. Lucie pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Other income - miscellaneous of $1.4 million in 1996 included (a) a gain of $686,000 on the sale of the Company's Port LaBelle utility system, which was sold in 1996 for $4.5 million, and (b) a gain of $696,000 on the sale of the Company's Julington Creek Plantation utility system, which was sold in 1996 for $6.0 million. The majority of the other income items are adjustments to reorganization reserves that are reviewed and adjusted on an annual basis. These adjustments are generally nonrecurring, infrequent, and unusual.

         BUSINESS DEVELOPMENT. Total business development expenditures decreased $2.0 million in 1997 compared to 1996 primarily due to (1) a $1.1 million decrease in overhead costs in 1997 related to the Company's Ya Dong JV Project and (2) a $1.9 million valuation reserve in 1996 for the Ya Dong JV

Project, partially offset by (3) an increase in costs associated with the pursuit of business opportunities in Primary Markets.

         In 1997, the Company proposed to transfer 35% of its 50% interest in the Ya Dong JV Project to its JV partner in return for a note receivable in the amount of $2.25 million. The Company would retain a 15% interest in the Ya Dong JV Project. Due to the uncertainty associated with the collection of this proposed receivable, the Company established an inventory valuation reserve in the amount of $1.9 million in 1996. Consequently, the Company's net investment in the Ya Dong JV Project is carried at $0.

         Business development overhead decreased in 1997 compared to 1996 primarily due to the $1.1 million decrease in overhead costs related to the Ya Dong JV Project. The Company incurred overhead costs associated with the Ya Dong JV Project of $126,000 in 1997 compared to $1.2 million in 1996. This decrease was partially offset by an increase in costs associated with the pursuit of business opportunities in Primary Markets.

         Business development other expenses consisted of $758,000 in 1997 and $437,000 in 1996 representing the Company's share of the net loss of the Ocean Grove JV Project. The loss resulted from pre-sales advertising and other selling and overhead costs.

         ADMINISTRATIVE & OTHER. The net loss from administrative and other activities increased $14.7 million in 1997 compared to 1996 principally due to one-time extraordinary gains totaling $13.7 million in 1996 resulting from the extinguishment of debt.

         Interest income decreased in 1997 compared to 1996 primarily due to a decrease in short-term investment interest income.

         Property tax, net of capitalized property taxes decreased in 1997 compared to 1996 primarily due to a reduction of land inventory not under development which corresponds to sales activity during the intervening period.

         Other real estate overhead decreased 14.6% in 1997 compared to 1996 primarily due to a decrease in legal costs associated with supporting real estate sales activity.

         General and administrative expenses remained at generally the same level in 1997 compared to 1996, despite $1.7 million of financial advisory and due diligence costs incurred in 1996 associated with the Company's recapitalization efforts, due to a severance accrual of approximately $1.5 million in 1997.

         Cost of borrowing, net of capitalized interest, decreased $3.6 million in 1997 compared to 1996 primarily due to a $53.6 million decrease in corporate debt. During 1997 and 1996, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods.

         Other income - reorganization reserves consisted of gains of $2.5 million in 1997 and $2.1 million in 1996 resulting from the resolution of certain reorganization items. The $2.5 million gain in 1997 consisted of (1) a $706,000 gain due to the reduction of the Company's Predecessor Homesite Contracts Receivable termination refunds reserve and (2) adjustments of various other reorganization reserves, none of which were individually significant. The $2.1 million gain in 1996 included (a) a gain of $703,000 due to a reduction in the Company's Predecessor Homesite Contracts Receivable future servicing reserve and (b) adjustments of various other reorganization reserves, none of which were individually significant. Other expense - miscellaneous of $806,000 in 1997 consisted of net gains and losses associated with various reserve adjustments and settlements, none of which were individually significant. Other income miscellaneous of $1.9 million in 1996 included gains of (i) approximately $1.3 million due to a reduction in the Company's environmental reserve and (ii) $1.0 million due to a reduction in the Company's land mortgages receivable valuation reserve.

         During 1996, the Company recorded extraordinary gains totaling $13.7 million consisting of (1) an extraordinary gain of approximately $3.8 million due to the extinguishment of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes; (2) an extraordinary gain of approximately $3.9 million on the prepayment at a discount of its Secured Cash Flow Notes for $40.0 million in cash plus warrants to purchase up to 1,500,000 of the Company's Common Stock at $6.50 per share; and (3) an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of Unsecured 12% Notes and $1.8 million of Unsecured 13% Cash Flow Notes, net of a $210,000 unamortized discount.

         During 1997, the Company recorded a $3.3 million accrual for preferred stock dividends associated with its Preferred Stock. The dividends were accumulated but unpaid as of December 31, 1997. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $427,000 of the value of its Preferred Stock to the redemption amount in 1997. The total of approximately $3.7 million of accrued Preferred Stock dividends and Preferred Stock accretion was charged to contributed capital in the accompanying December 31, 1997 consolidated balance sheet.

1996 Compared with 1995
-----------------------

         During 1996, the Company reported net income of $1.2 million, which represented a $21.8 million improvement from a net loss of $20.6 million in 1995. The improvement in 1996 was primarily due to an increase in other income of $11.5 million and to extraordinary gains of $13.7 million resulting from the extinguishment of debt.

         HOMESITE AND PREDECESSOR HOMESITE SALES. Net income from Homesite and Predecessor Homesite sales improved $2.8 million in 1996 compared to 1995 primarily due to an increase in the number of Homesites and Predecessor Homesites sold, partially offset by lower gross margins in 1996.

         Revenues from Homesite and Predecessor Homesite sales increased $28.8 million in 1996, a 120% increase from 1995. The increase resulted primarily from a $27.9 million increase in Homesite and Predecessor Homesite sales revenues. The following table summarizes Homesite and Predecessor Homesite activity for the years ended December 31 (in thousands of dollars):

                                                 1996                                        1995
                               --------------------------------------     -----------------------------------
                                Number                     Average         Number                   Average
                                of Lots     Revenue      Sales Price       of Lots     Revenue    Sales Price
                                -------     -------      -----------       -------     -------    -----------
Homesite sales                   1,610      $38,090          $23.7            369      $10,154       $27.5
Predecessor Homesite sales       2,903       14,820            5.1          1,936       13,952         7.2
                                 -----      -------          -----          -----      -------       -----
                                 4,513      $52,910          $11.7          2,305      $24,106       $10.5
                                 =====      =======          =====          =====      =======       =====

         Homesite sales increased in 1996 primarily due to (1) 306 Homesites sold for $12.5 million in Windsor Palms, (2) 640 Homesites sold in bulk for $9.0 million in Summerchase, (3) 151 Homesites sold for $2.6 million in Sanctuary and
(4) 64 Homesites sold for $1.7 million in West Meadows. In addition, there was a $1.6 million increase in Homesites sales in Lakeside Estates. The decrease in the average sales price of Homesite sales is primarily due to the bulk Homesite sale in Summerchase which yielded an average selling price of approximately $14,000, partially offset by Homesite sales in (a) Windsor Palms, which yielded an average sales price of approximately $40,700, and (b) Julington Creek
Plantation, which yielded an average sales price of approximately $43,000, compared to $36,100 in 1995.

         Predecessor Homesite sales increased in 1996 compared to 1995 due to a 50% increase in the number of Predecessor Homesites sold, partially offset by a 29% decrease in the average sales price. The increase in volume and the decrease in the average sales price are principally attributable to an increase in bulk Predecessor Homesite sales.

         Other operating revenues in 1996 included management fees of $261,000 from the Country Lakes JV Project and $63,000 from the Sunset Lakes JV Project. During 1996, the Country Lakes JV Project sold 375 Homesites for approximately $7.5 million.

         Other income of $603,000 in 1995 represented the Company's 50% share of net profits from the Sanctuary JV Project which the Company accounted for under the equity method until August 1996, at which time the Company purchased its partner's interest. During 1995, the Sanctuary JV Project sold 239 Homesites for $3.5 million. There were no sales in the Sanctuary JV Project during the first eight months of 1996 while this JV Project was accounted for under the equity method; 151 of the remaining 170 Homesites in this JV Project were sold in the fourth quarter of 1996.

         As of December 31, 1996, the Company had approximately 1,091 total Homesites and Predecessor Homesites under contract for approximately $16.4 million of which 616 Homesites for $15.2 million were in Lakeside Estates, West Meadows and Sanctuary.

         The Homesite and Predecessor Homesite sales gross margin percentage was 20.1% in 1996 compared to 28.9% in 1995. The gross margin percentage decreased in 1996 compared to 1995 primarily due to the Company's high weighted average cost of capital and delays in obtaining development financing. In addition, gross margins decreased in Julington Creek Plantation from 31.7% in 1995 to 24.4% in 1996 due to the bulk sale of this project in June 1996 and gross margins on Predecessor Homesite sales were reduced as part of the Company's plan to accelerate the sales of Predecessor Assets.

         Homesite and Predecessor Homesite selling expense increased primarily due to an increase in revenues. Homesite and Predecessor Homesite selling expense as a percentage of revenues decreased from 21.5% in 1995 to 11.5% in 1996, due to the increased revenues over which to spread fixed costs and a reduction in fixed selling costs.

         Homesite and Predecessor Homesite sales other real estate overhead decreased in 1996 primarily due to a $180,000 severance charge in the third quarter of 1995.

         TRACT AND PREDECESSOR TRACT SALES. Net operating results from Tract and Predecessor Tract sales decreased $7.7 million in 1996 compared to 1995, despite an increase in revenues, primarily due to an increase in inventory valuation reserve charges and an increase in advertising expenses.

         Revenues from Tract and Predecessor Tract sales of $53.7 million in 1996 represented an increase of $22.6 million or 73% compared to 1995. The increase was primarily due to several large sales during 1996 including the sale of Julington Creek Plantation which included $11.6 million of Tract acreage. In addition, Predecessor Tract sales increased in most of the Company's secondary real estate markets. As of December 31, 1996, there were pending Tract and Predecessor Tract sales contracts totaling approximately $18.1 million.

         Tract and Predecessor Tract sales gross margins are summarized as follows for the years ended December 31:

                                                           1996                         1995
                                                 ------------------------     ------------------------
                                                   Targeted     Actual          Targeted     Actual
                                                   Margins      Margins         Margins      Margins
                                                   -------      -------         -------      -------
        Port LaBelle agricultural acreage              5%          -              5%           2.8%

        Julington Creek Plantation bulk sale           -          6.5%             -            -

        Other Tract acreage                           20%        53.6%             -            -

        Other Predecessor Tract acreage               20%        19.4%          20 - 25%      16.5%

           The targeted gross margin is lower for Port LaBelle agricultural acreage because management determined that the Port LaBelle agricultural property was not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted from "retail" to "wholesale," which reduced the targeted gross margin for this property.

         The low gross margin in Julington Creek Plantation resulted from the bulk sale of this project in June 1996.

         The 53.6% gross margin in 1996 in Other Tract acreage was generated from one Tract sale in West Meadows for approximately $1.3 million.

         The actual gross margin in 1996 for other Predecessor Tract acreage reflects the targeted gross margin. The actual gross margin in 1995 for other Tract acreage was lower than the targeted gross margin primarily due to low gross margins on several large sales. The targeted gross margins were reduced in 1996 primarily due to the Company's plan to accelerate Predecessor Tract sales.

         The Tract and Predecessor Tract inventory valuation reserve charges of $10.4 million in 1996 and $3.6 million in 1995 represent reductions in the carrying value of the Company's Predecessor Assets based upon reviews of the fair values associated with its Predecessor Assets.

         Tract and Predecessor Tract selling expense increased in 1996 compared to 1995 primarily due to an increase in revenues. Tract and Predecessor Tract selling expense as a percentage of revenues increased from 7.7% in 1995 to 10.5% in 1996 primarily due to direct selling costs associated with the efforts to accelerate the disposition of Predecessor Assets.

         Tract and Predecessor Tract other real estate overhead increased in 1996 compared to 1995 primarily due to management and advertising costs associated with the efforts to accelerate the disposition of Predecessor Assets.

         RESIDENTIAL SALES. Net income from residential sales, which includes condominiums and single family homes, improved $536,000 in 1996 compared to 1995. Net income from residential sales increased, despite a decrease in revenues, principally due to (1) a higher gross margin percentage on the condominium revenues from the Regency Island Dunes condominium project and (2) a decrease in fixed selling and overhead costs associated with single family homes because the Company phased out its single family homes sales operations.

         Residential sales are summarized as follows for the years ended December 31 (in thousands of dollars):

                                                             1996        1995
                                                             ----        ----
            Condominium sales - Regency Island Dunes:
                First building                             $  3,008    $17,989
                Second building                              14,801          -
                                                           --------    -------
            Total condominium sales                          17,809     17,989
            Single family home sales                          3,153      9,753
                                                           --------    -------
                                                           $ 20,962    $27,742
                                                           ========    =======

         The revenues and profits associated with Regency Island Dunes condominium sales were recorded using the percentage of completion method. The Regency Island Dunes condominium project consisted of two 72-unit buildings. The revenues of approximately $18 million in 1995 were derived from 61 units under contract in the first building as of December 31, 1995 with construction on the first building 97% complete. The condominium revenues of $3.0 million in the first building in 1996 represented the incremental revenue earned upon the completion of 59 of these 61 units in 1996 and the sale and closing of an additional eight units in 1996. The revenues of approximately $14.8 million in the second building in 1996 were derived from 56 units under contract in the second building as of December 31, 1996 with construction on the second building 79% complete.

         Single family home sales revenues decreased in 1996 compared to 1995 due to a decrease in closings from 109 in 1995 to 36 in 1996. Closings decreased because the Company decided in mid-1995 to begin phasing out its single family home business in Predecessor communities and substantially completed the withdrawal during 1996. As of December 31, 1996, the Company had 3 single family home residential units in inventory, none of which were under contract as of December 31, 1996.

         Residential sales gross margins are summarized as follows for the years ended December 31:

                                                    1996           1995
                                                    -----          -----
            Condominiums                            21.9%          17.9%
            Single family homes                     10.6%          14.0%

         The gross margin for condominiums in 1996 was within the targeted gross margin of approximately 20% to 25% for this line of business.

         The single family home gross margins decreased in 1996 due to (1) the mix of product sold and (2) as a result of the Company's decision to wind down this line of business.

         Residential selling expense decreased in 1996 from 1995 due to (1) a decrease in revenues and (2) a decrease in fixed selling costs associated with the single family homes operation resulting from the phasing out of this operation.

         Residential sales other real estate overhead decreased in 1996 compared to 1995 primarily due to reduced single family home overhead resulting from the phasing out of this operation.

         OTHER OPERATIONS. Net income from other operations increased $17.2 million in 1996 compared to 1995 due to an $18.8 million increase in other income, including a net gain of $11.9 million due to an accrual in December 1996 for the recovery of funds in January 1997 from certain Utility Trust accounts, partially offset by a decrease in interest income.

         Other operating revenues and expenses decreased in 1996 compared to 1995 primarily due to (1) the absence of revenues and expenses from Florida Home Finders, Inc., a wholly-owned subsidiary providing property management and real estate brokerage services ("FHF"), sold in 1995 and Longwood Utilities, Inc., a wholly-owned subsidiary ("Longwood"), sold in 1995 and (2) a reduction in revenues and expenses from the Port LaBelle utility system sold in 1996 and the Julington Creek Plantation utility system sold in 1996.

         Interest income decreased in 1996 compared to 1995 primarily due to (1) adjustments associated with the Company's land mortgage receivable portfolio, including an adjustment of the unamortized interest rate valuation discount in December 1995, and (2) a lower average balance of Predecessor Homesite Contracts Receivable during the periods under review.

         Other  income  -  reorganization  reserves  of  $16.0  million  in 1996 included a $4.1 million gain due to a reduction in the Company's utility connections reserve in conjunction with the Company's annual review of certain reorganization reserves and a net gain of $11.9 million due to the recovery of funds from certain Utility Trust accounts funded by the Company during the reorganization. Other income - utility condemnation in 1996 represented a gain of approximately $4.1 million on an $18.75 million settlement in 1996 with the City of Port St. Lucie regarding litigation pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system. Other income
- miscellaneous of $1.4 million in 1996 included a gain of $686,000 on the sale of the Company's Port LaBelle utility system which was sold in 1996 for $4.5 million and a gain of $696,000 on the sale of the Company's Julington Creek Plantation utility system sold in 1996 for $6.0 million. Other income miscellaneous of $2.6 million in 1995 included a $2.4 million gain on the sale of FHF and a $219,000 gain on the sale of Longwood which was sold in 1995 for $850,000. The majority of the other income items are adjustments to reorganization reserves that are reviewed and adjusted on an annual basis. These adjustments are generally nonrecurring, infrequent, and unusual.

         BUSINESS DEVELOPMENT. Total business development expenditures decreased $1.1 million in 1996 compared to 1995 primarily due to a $2.8 million decrease in overhead costs related to the Ya Dong JV Project, partially offset by a $1.9 million valuation reserve in 1996 for this JV Project.

         Business development overhead decreased in 1996 compared to 1995 primarily due to the $2.8 million decrease in overhead costs related to the Ya Dong JV Project. The Company incurred overhead costs associated with the Ya Dong JV Project of $1.2 million in 1996 compared to $4.0 million in 1995. The remaining business development expenditures consist primarily of costs associated with the pursuit of business opportunities in Primary Markets.

         Other expenses included $437,000 in 1996 and $517,000 in 1995 representing the Company's share of the net loss of the Jupiter Ocean Grande JV Project. The loss resulted from pre-sales advertising and other selling and overhead costs.

         ADMINISTRATIVE & OTHER. The net loss from administrative & other activities decreased $7.8 million in 1996 compared to 1995 principally due to extraordinary gains totaling $13.7 million in 1996 resulting from the extinguishment of debt, partially offset by a $6.8 million decrease in other income.

         Interest income increased in 1996 compared to 1995 primarily due to an increase in the average balance of short term investments in 1996.

         Other income - reorganization reserves included gains of $2.1 million in 1996 and $10.7 million in 1995 resulting from the resolution of certain reorganization items. The $2.1 million gain in 1996 included a gain of $703,000 due to a reduction in the Company's Predecessor Homesite Contracts Receivable future servicing reserve and to adjustments of various other reorganization reserves, none of which were individually significant. The gain of $10.7 million in 1995 included gains of (1) $2.8 million due to a reduction of the Company's Predecessor Homesite Contracts Receivable termination refunds reserve, (2) $2.2 million resulting from a reduction of the Company's deferred property tax liability and (3) $1.5 million due to a reduction of the Company's income tax liability. Other income - miscellaneous of $1.9 million in 1996 included (a) a gain of approximately $1.3 million due to a reduction of the Company's environmental reserve and (b) a gain of approximately $1.0 million due to a reduction in the Company's land mortgages receivable valuation reserve. Other income - miscellaneous of $169,000 in 1995 is net of (i) a $2.0 million gain on proceeds of $4.0 million associated with the assignment of rights of one of the Company's mortgage receivables, partially offset by (ii) a $1.2 million valuation reserve associated with the Company's land mortgages receivable portfolio due to an anticipated sale of this portfolio and (iii) a $694,000 net loss resulting from the sale of the Company's residential mortgages receivable portfolio in October 1995.

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

         During 1996, the Company recorded extraordinary gains totaling $13.7 million consisting of (1) an extraordinary gain of approximately $3.8 million due to the extinguishment of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured Cash Flow Notes; (2) an extraordinary gain of approximately $3.9 million on the prepayment at a discount of its Secured Cash Flow Notes for $40.0 million in cash plus warrants to purchase up to 1,500,000 of the Company's Common Stock at $6.50 per share; and (3) an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of Unsecured 12% Notes and $1.8 million of Unsecured 13% Cash Flow Notes, net of a $210,000 unamortized discount.


LIQUIDITY & CAPITAL RESOURCES

         As of December 31, 1997, the Company's cash and cash equivalents totaled approximately $9.2 million. The Company also had restricted cash and cash equivalents of $1.7 million, which consisted primarily of (1) escrows for the sale and development of real estate properties, (2) funds held in trust to pay certain bankruptcy claims and (3) various other escrow accounts. Of the $2.1 million increase in cash and cash equivalents during 1997, $11.6 million was provided by investing activities and $2.0 million was provided by financing activities, partially offset by $11.5 million used in operating activities.

         Cash used in operating activities includes approximately (1) $14.4 million for interest payments, (2) $6.7 million for property tax payments, (3) $18.6 million for construction and development expenditures, (4) $21.4 million related to property acquisitions and (5) $4.9 million of fees associated with the Company's refinancing and recapitalization efforts. Cash used in operating activities was offset in part by net cash generated through real estate sales and other operations.

         Cash provided by investing activities consisted primarily of $12.1 million of funds released from various Utility Trust accounts funded during the reorganization proceedings. The terms of these Utility Trusts require the Company to periodically assess the adequacy of the property in these Utility Trusts. Pursuant to a review of these Utility Trusts in December 1996, it was determined that approximately $12.1 million in cash and $6.2 million of notes could be released from the Utility Trust accounts in 1997.

         Cash provided by financing activities includes proceeds of (1) approximately $43.3 million from the issuance of Series A and B Preferred Stock and related warrants and (2) $10.0 million from the issuance of Common Stock. In addition, the Company had net borrowings of (a) $5.9 million under the Reducing Revolving Loan, (b) $5.9 million from the financing of mortgage receivables and Predecessor Homesite Contract Receivables and (c) $3.6 million of new project financings. These borrowings were partially offset by (i) $37.5 million of principal payments that fully repaid the Unsecured 12% Notes, (ii) $26.7 million of scheduled principal payments on the Term Loan and (iii) $2.5 million in net principal payments related to the Company's deferred property tax and Section 365(j) lien obligations arising out of the reorganization proceedings.

         Regarding its Loan Agreements (the "Foothill Debt") with Foothill Capital Corporation ("Foothill"), (1) the Company has a $20 million working capital facility maturing December 1, 1998 ("Working Capital Facility"), (2) an $8.3 million remaining commitment on a reducing revolving loan maturing June 30, 1998 ("Reducing Revolving Loan") and (3) a $13.3 million balance on a Term Loan maturing on June 30, 1998. Amounts under the Reducing Revolving Loan are available only when (a) the Working Capital Facility is fully utilized and (b) the Company is in compliance with, among other conditions, a "borrowing base" formula based on the value of certain of the Company's assets. Amounts outstanding under the Working Capital Facility bear variable interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. The Reducing Revolving Loan bears variable interest at the "base rate" plus four percentage points. The Term Loan bears interest at the rate of 15% per annum. As of December 31, 1997, the Company had outstanding (i) the full $20 million under the Working Capital Facility, (ii) $7.7 million under the Reducing Revolving Loan and (iii) $13.3 million under the Term Loan.

         The Company's material obligations for 1998 include (1) up to $21.7 million of principal payments on the Foothill Debt on June 30, 1998, (2) a $39.6 million payment on the Unsecured 13% Cash Flow Notes due on December 31, 1998 (which will fully retire these obligations) and (3) the entire balance of the Working Capital Facility which is payable in full on December 1, 1998. The Company's 1998 business plan contemplates approximately $97 million of expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability.

         The Company does not currently have sufficient liquid funds to (1) satisfy the up to $21.7 million of Foothill Debt payments due on June 30, 1998,
(2) the $39.6 million repayment of the Unsecured 13% Cash Flow Notes due on December 31, 1998 and (3) the repayment of the Working Capital Facility on December 1, 1998. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.

         The Company's ongoing business plan is to continue to monetize its Predecessor Assets and to reduce corporate debt. The Company has made substantial progress in this regard. It sold $55.6 million of Predecessor Assets in 1996 and $41.2 million in 1997. As of December 31, 1997, the Company had $4.2 million of Predecessor Assets under contract or letter of intent, consisting of $2.4 million cash and $1.8 million of  mortgage  notes.  The  transactions  under  contract  are subject to customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation. While the Company expects to close these transactions in 1998, there can be no assurance that any particular transaction will be consummated.

         The Company is actively monetizing mortgage and note receivables generated from the sale of Predecessor Assets. The Company raised approximately $19.8 million cash, and received certain residual interests, in 1997 from the sale or financing of mortgages and other receivables from the sale of Predecessor Assets. These cash proceeds, along with the net cash proceeds from Predecessor Asset sales, were used to reduce corporate debt and fund ongoing operations.

         The Company has begun exploring the possibility of refinancing certain of its 1998 debt obligations. Management is reasonably confident that it will be successful in this effort, although no refinancing commitment is currently in place and there are no assurances that any such commitment will be received.

         In June  1997,  the  Company  closed  two (of its  three)  1997  Equity
Transactions: (1) Apollo agreed to purchase (subject to certain conditions) up to $25 million of Series A Preferred Stock and warrants to purchase 5,000,000 shares of Common Stock and (2) investors agreed to purchase in a private placement 1,776,199 shares of Common Stock for $10 million and $10 million of Series B Preferred Stock with warrants to purchase 2,000,000 shares of Common Stock.

         In November 1997, the Company closed its third 1997 Equity Transaction and issued $10 million of Series B Preferred Stock along with warrants to purchase up to 2,000,000 shares of Common Stock through a rights offering to existing stockholders and to the holders of certain warrants issued by the Company in September 1996. The Company used the proceeds of the rights offering for working capital purposes, including repayment of a portion of the Foothill Debt.

         As of December 31, 1997, (1) Apollo had purchased 2,326,475 shares of Series A Preferred Stock with warrants to purchase 4,652,950 shares of Common Stock for a total purchase price of approximately $23.3 million, (2) investors had purchased $10 million of Common Stock and $10 million of Series B Preferred Stock with warrants to purchase 2,000,000 shares of Common Stock, and (3) existing shareholders had purchased $10 million of Series B Preferred Stock with warrants to purchase 2 million shares of Common Stock.

         On March 31, 1998, the Company expects to close the sale to Apollo of the remaining 173,525 shares of Series A Preferred Stock and warrants to purchase an additional 347,050 shares of Common Stock, for an aggregate purchase price of $1,735,248. This sale will complete the $25 million placement of Series A Preferred Stock with Apollo. Following such closing, Apollo will own a total of 2.5 million shares of Series A Preferred Stock and warrants to purchase an additional 5 million shares of Common Stock.

         As required by the Company's Agreements with Apollo, the proceeds from the sale of the Series A Preferred Stock have been, and will be, used primarily to acquire and develop properties through a wholly owned special purpose subsidiary of the Company ("SP Subsidiary") and through subsidiaries of SP Subsidiary. The Company's repurchase and redemption obligations in respect of the Series A Preferred Stock (but not the Series B Preferred Stock) are secured by (1) a junior lien on substantially all of the assets of the Company and its subsidiaries, except for SP Subsidiary's capital stock and its assets, and (2) a senior lien on SP Subsidiary's capital stock and its assets. See Note 11 of the Notes to Consolidated Financial Statements.

         Pursuant to certain debt agreements, the Company must apply any Available Cash to (1) the payment of interest due on the Company's Unsecured Cash Flow Notes due December 31, 1998 ("Cash Flow Notes"), (2) payments of outstanding amounts under the Working Capital Facility, and (3) repayments of principal on the Cash Flow Notes. Available Cash is defined, with respect to any six-month period ending June 30 or December 31, as the sum of all cash receipts (exclusive of borrowed money and certain delineated cash items), less the sum of payments for operating expenses, all debt payments (including repurchases of indebtedness), capital expenditures, tax payments, payments to creditors under the Company's POR and creation of reserves for working capital and other expenses for the next two payment periods.

         If there is no Available Cash on a payment date, the interest otherwise payable on such date on the Cash Flow Notes is reduced to $0 and does not accrue. Due to the establishment of reserves against future mandatory debt, capital and operating expenditures, Available Cash was $0 as of June 30 and December 31, 1997, 1996 or 1995, respectively. Accordingly, the Company made no interest payments (and no interest accrued) during 1997, 1996 or 1995 on its Cash Flow Notes. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company will have any Available Cash in 1998.

YEAR 2000 COMPLIANCE

         Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of computers, personal computers, system servers, telephone equipment and other related computer equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position and is expected to be completed by December 31, 1998.


Item 8.  Financial Statements And Supplementary Data
         -------------------------------------------

         The financial statements and supplementary data required under Item 8 are provided as exhibits under Item 14 and are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
         -----------------------------------------------------------------------

         None.


PART III

The information required by ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"; and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, is incorporated herein by reference to any amendment filed hereto on Form 10-K/A or, alternatively, to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days from the end of 1997.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a)      1.       Financial Statements

                  a.       Consolidated  Balance  Sheets as of December 31, 1997
                           and 1996

                  b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

                  c. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                  d. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

         2. Financial Statement Schedules required to be filed by Item 8 and by Item 14(d).

                  a.       Schedule II - Valuation and Qualifying Accounts

         3. Exhibits required by Item 601 of Regulation S-K. See (c) below.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on November 26, 1997, pursuant to Item 5, Other Events, reporting Employment Agreements between the Company and each of J. Larry Rutherford, John Laguardia and Thomas W. Jeffrey.

(c) Exhibits Required for Form 10-K by Item 601 of Regulation S-K, as indicated in the Exhibit Table in Item 601.

         3.       Articles of Incorporation and By-laws

                  a. Amended and Restated Certificate of Incorporation of the Company.(7)

                  b.       Restated  By-laws of the Company  dated  November 17,
                           1997.

         4. Instruments defining the rights of security holders, including indentures

                  a. Second Amended and Restated Revolving Loan Agreement dated as of September 30, 1996, as amended as of March 31, 1997.(6)

                  b. Second Amended and Restated Secured Floating Rate Note Agreement dated as of September 30, 1996.(6)

                  c.       Form of warrant granted on September 30, 1996.(6)

                  d. Indemnification Agreement between Atlantic Gulf Communities Corporation, General Development Utilities, Inc., NationsBank of North Carolina, N.A., Barclays Bank, PLC, New York Branch, and The Bank of New York dated as of December 28, 1993.(3)

                  e. The Company is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. On request, the Company agrees to furnish a copy of each such instrument to the Commission.

         10(i). Certain material contracts not in the ordinary course of business

                  1. Final Judgment of Permanent Injunction and Other Relief as to Defendant General Development Corporation dated November 30, 1990, entered in
                           United States of America v. General Development Corporation, Case No. 90-879-CIV-Nesbitt (S.D. Fla) (with Restitution Program attached as exhibit to Final Judgment).(1)

                  2.       Modification   of   Final   Judgment   of   Permanent
                           Injunction and Other Relief as to Defendant General Development Corporation dated July 25, 1996.

                  3. Trust Agreement among GDC and NCNB National Bank of Florida as Trustee, dated as of January 17, 1991 (for GDC-owned developed lots in Florida).(1)

                  4. Tennessee Trust Agreement between GDC and Joe M. Looney, Esq. as Trustee, dated as of December 29, 1989 (for GDC-owned lots in Tennessee).(1)

                  5. Trust Agreement No. 2 between GDC and Joe M. Looney, Esq. as Trustee, dated as of May 31, 1991 (for GDFS-owned lots in Tennessee).(1)

                  6. Class 14 Utility Trust Agreement between Atlantic Gulf Communities Corporation and First Union National Bank of Florida as Trustee, dated as of December 8, 1992.(2)

                  7. Homesite Program Utility Fund Trust Agreement between Atlantic Gulf Communities Corporation and First Union National Bank of Florida as Trustee, dated as of December 8, 1992.(2)

                  8. Agreement of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.(3)

                  9. Joint Venture Contract of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.(3)

                  10. Articles of Association of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.(3)

                  11. Division Class 14 Utility Fund Trust Agreement between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida dated as of April 10, 1993.(3)

                  12. Improvements Fund Trust Agreement between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida dated as of April 10, 1993.(3)

                  13. Registration Rights Agreement dated as of September 30, 1996 between Atlantic Gulf Communities Corporation and the lenders set forth in Exhibit A of the agreement.(6)

                  14. Utility Lot Trust Agreement, dated as of December 26, 1996, between Atlantic Gulf Communities Corporation and the Division of Florida Land Sales, Condominiums, and Mobile Homes, and Peninsula State Title, as Trustee.(8)

                  15. Restated, Amended and Consolidated Trust Agreement, dated as of December 26, 1996, amended as of December 30, 1996, between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf Communities Corporation and First Union National Bank of Florida, as Trustee.(8)

                  16.      First   Amendment  to  the   Restated,   Amended  and
                           Consolidated Trust Agreement, dated as of December 26, 1996, amended as of December 30, 1996.(8)

                  17. Amended and Restated Investment Agreement between the Company and Apollo dated as of February 7, 1997, amended as of March 20, 1997, and amended and restated as of May 15, 1997, and as approved by the Company's Stockholders at the Annual Meeting of Shareholders on June 23, 1997.(9)

         10(iii). Certain management contracts, compensatory plans, contracts or arrangements

                  1. Debtor's Motion for Authority to Establish and Implement Key Executive Retention Plan and Separation Pay Plan and to Revise Vacation Plan dated November 5, 1990, entered in In re General Development Corporation, et. al., Case No. 90-12231-BKC-AJC (S.D.
                           Fla).(1)

                  2. Order Authorizing Debtors to Establish and Implement Key Executive Retention Plan and Separation Pay Plan and to Revise Vacation Plan dated January 15, 1991, entered in In re General Development Corporation, et. al., Case No. 90-12231-BKC-AJC (S.D. Fla).(1)

                  3.       Atlantic Gulf Communities Corporation 401(k) Plan.(2)

                  4. Atlantic Gulf Communities Corporation Employee Stock Option Plan as amended, as adopted by Atlantic Gulf's Board on April 6, 1993, and as approved by Atlantic Gulf's common stockholders at the 1993 Annual Meeting of Shareholders.(3)

                  5. Non-Employee Directors' Stock Option Plan as approved by Atlantic Gulf's common stockholders at the 1995 Annual Meeting of Shareholders.(5)

                  6. Employment Agreement between the Company and Brian A. McLaughlin dated July 1, 1995.(10)

                  7.       Atlantic   Gulf    Communities    Corporation    1996
                           Non-Employee Directors' Stock Plan.(11)

                  8. Employment Agreement dated November 17, 1997, effective July 1, 1997, between Atlantic Gulf Communities Corporation and J. Larry Rutherford, with form of Stock Incentive Plan and Agreement for J. Larry Rutherford and Amendment to Employment Agreement, dated November 26, 1997.(12)

                  9. Modification of Employment Agreement between the Company and J. Larry Rutherford dated December 27, 1997.

                 10. Employment Agreement dated November 19, 1997, effective November 17, 1997, between Atlantic Gulf Communities Corporation and John Laguardia, with form of Stock Option Plan and Agreement for John Laguardia.(12)

                 11. Employment Agreement dated November 17, 1997, effective July 1, 1997, between Atlantic Gulf Communities Corporation and Thomas W Jeffrey, with form of Existing Plan Stock Option Agreement for Thomas W. Jeffrey and New Stock Option Plan and Agreement for Thomas W. Jeffrey.(12)

         21.      Subsidiaries of the Company

         23.      Accountants' Consent - Ernst & Young LLP

         27.      Financial Data Schedule

-------------------------
         (1) These exhibits are incorporated herein by reference to the Predecessor Company's Annual Report on Form 10-K for the year ended December 31, 1991, as filed with the Securities and Exchange Commission ("SEC").

         (2)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1992, as filed with the SEC.

         (3)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the SEC.

         (4)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC.

         (5)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the SEC.

         (6)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the SEC.

         (7)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Proxy Statement dated May 21, 1997, as filed with the SEC.

         (8)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as filed with the SEC.

         (9)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Current Report on Form 8-K, dated June 5, 1997, as filed with the SEC.

        (10)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the SEC.

        (11)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Proxy Statement dated April 22, 1996, as filed with the SEC.

        (12)      These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Current Report on Form 8-K, dated November 26, 1997, as filed with the SEC.

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

                                             Date:  March 27, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. LARRY RUTHERFORD                              Date:  March 27, 1998
-----------------------------
    J. Larry Rutherford
    Chairman of the Board,
    President and Chief
    Executive Officer,
    Director



/s/ PAULA J. COOK                                    Date:  March 27, 1998
-------------------------------
    Paula J. Cook
    Vice President and Controller
    (Principal Accounting Officer)



/s/ GERALD N. AGRANOFF                               Date:  March 27, 1998
----------------------------
    Gerald N. Agranoff
    Director



/s/ JAMES M. DEFRANCIA                               Date:  March 27, 1998
---------------------------
    James M. DeFrancia
    Director




/s/ STUART F. KOENIG                                 Date:  March 27, 1998
------------------------------
    Stuart F. Koenig
    Director

/s/ RICARDO KOENIGSBERGER                            Date:  March 27, 1998
------------------------------
    Ricardo Koenigsberger
    Director



/s/ CHARLES K. MACDONALD                             Date:  March 27, 1998
------------------------------
    Charles K. MacDonald
    Director



/s/ LEE NEIBART                                      Date:  March 27, 1998
------------------------------
    Lee Neibart
    Director

                          INDEX TO FINANCIAL STATEMENTS


             Atlantic Gulf Communities Corporation and Subsidiaries

                        Consolidated Financial Statements







Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                F-3

Consolidated Statements of Operations for the Years
  Ended December 31, 1997, 1996 and 1995                                    F-4

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997, 1996 and 1995                                    F-5

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1997, 1996 and 1995                                    F-6

Notes to Consolidated Financial Statements                                  F-7

Consolidated Financial Statement Schedules for each of the periods in the three years ended December 31, 1997:

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

                           Report of Ernst & Young LLP
                    Independent Certified Public Accountants


     Board of Directors
     Atlantic Gulf Communities Corporation

     We have audited the accompanying consolidated balance sheets of Atlantic Gulf Communities Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Gulf Communities Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP
                                             -----------------------------------
                                                 Ernst & Young LLP

     Miami, Florida
     March 17, 1998

                                  ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                                Consolidated Balance Sheets
                                                December 31, 1997 and 1996
                                    (in thousands, except share amounts and par value)

                                                                                              1997              1996
                                                                                              ----              ----
             ASSETS
             ------
Cash and cash equivalents                                                                  $  9,188          $  7,050
Restricted cash and cash equivalents                                                          1,713             6,034
Contracts receivable, net                                                                     6,336             9,649
Mortgages, notes and other receivables, net                                                  34,910            63,800
Land and residential inventory                                                              130,506           153,417
Property, plant and equipment, net                                                            1,754             2,911
Other assets, net                                                                            18,664            20,532
                                                                                           --------          --------

Total assets                                                                               $203,071          $263,393
                                                                                           ========          ========



             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Accounts payable and accrued liabilities                                                   $ 13,615          $ 16,914
Customers' and other deposits                                                                 1,181             5,483
Other liabilities                                                                             8,865            15,393
Notes, mortgages and capital leases                                                         132,408           169,215
                                                                                           --------          --------

                                                                                            156,069           207,005
                                                                                           --------          --------

Redeemable Preferred Stock
     Series A, 20%, $.01 par value; 2,500,000
     shares authorized; 2,326,475 shares issued,
     liquidation preference of $25,254                                                       22,378                --

     Series B, 20%, $.01 par value; 2,000,000
     shares authorized; 2,000,000 shares issued,
     liquidation preference of $21,307                                                       19,306                --
                                                                                           --------          --------
                                                                                             41,684                --
                                                                                           --------          --------

Commitments and contingencies

Stockholders' equity
     Common stock, $.10 par value, 70,000,000 and
          15,665,000 shares authorized; 11,607,526 and
          9,795,642 shares issued                                                             1,161               980
     Contributed capital                                                                    128,930           122,123
     Accumulated deficit                                                                   (119,052)          (60,706)
     Minimum pension liability adjustments                                                   (5,712)           (6,000)
     Treasury stock, 86,277 shares, at cost                                                      (9)               (9)
                                                                                           --------          --------

Total stockholders' equity                                                                    5,318            56,388
                                                                                           --------          --------

Total liabilities and stockholders' equity                                                 $203,071          $263,393
                                                                                           ========          ========

See accompanying notes to consolidated financial statements.


                                  ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                                       Years Ended December 31, 1997, 1996 and 1995
                                           (in thousands, except per share data)

                                                                                1997              1996              1995
                                                                                ----              ----              ----
Revenues:
  Real estate sales:
      Homesite                                                               $ 24,606          $ 52,910          $ 24,106
      Tract                                                                    32,029            53,693            31,055
      Residential                                                              10,984            20,962            27,742
                                                                             --------          --------          --------
           Total real estate sales                                             67,619           127,565            82,903
  Other operating revenue                                                       3,011             4,919             6,748
  Interest income                                                               6,018             6,295             7,765
  Other income                                                                      -                 -               603
                                                                             --------          --------          --------
           Total revenues                                                      76,648           138,779            98,019
                                                                             --------          --------          --------
Costs and expenses:
  Direct cost of real estate sales:
       Homesite                                                                23,372            42,258            17,151
       Tract                                                                   35,787            44,331            26,108
       Residential                                                             13,033            16,725            23,150
                                                                             --------          --------          --------
           Total direct cost of real estate sales                              72,192           103,314            66,409
  Inventory valuation reserves                                                 14,457            12,283             4,851
  Selling expense                                                               8,502            13,525             9,820
  Other operating expense                                                       1,505             1,986             4,037
  Other real estate costs                                                      14,984            19,384            20,545
  General and administrative expense                                           11,603            11,510            10,405
  Depreciation                                                                    694               900             1,215
  Cost of borrowing, net of amounts capitalized                                12,222            13,430            14,274
  Other expense                                                                 1,463               512               517
                                                                             --------          --------          --------
         Total costs and expenses                                             137,622           176,844           132,073
                                                                             --------          --------          --------
Operating loss                                                                (60,974)          (38,065)          (34,054)
                                                                             --------          --------          --------
  Other income (expense):
    Reorganization reserves
       Utility trust accounts                                                       -            11,859               863
       Utility connection reserve                                               1,063             4,097                 -
       Contracts receivable termination refunds                                   706              (112)            2,788
       Deferred property tax                                                       35                 -             2,165
       Income tax                                                                   -                 -             1,500
       Administrative/Convenience class claims                                      -                60             1,673
       Other reorganization reserves                                            1,726             2,186             1,687
    Utility condemnation                                                            -             4,122                 -
    Sale of Florida Home Finders                                                    -                 -             2,353
    Gain on assignment of receivable                                                -                 -             2,000
    Land mortgages receivable valuation discount                                  (92)            1,020            (1,181)
    Miscellaneous                                                                (810)            2,282              (390)
                                                                             --------          --------          --------
Total other income (expense)                                                    2,628            25,514            13,458
                                                                             --------          --------          --------
Loss before extraordinary items                                               (58,346)          (12,551)          (20,596)
Extraordinary gains on extinguishment of debt                                       -            13,732                --
                                                                             --------          --------          --------
Net (loss) income                                                             (58,346)            1,181           (20,596)
                                                                             --------          --------          --------
Less:
    Accrued preferred stock dividends                                           3,296                 -                 -
    Accretion of preferred stock to redemption amount                             427                 -                 -
                                                                             --------          --------          --------
                                                                                3,723                 -                 -
                                                                             --------          --------          --------
Net (loss) income applicable to common stock                                 $(62,069)         $  1,181          $(20,596)
                                                                             ========          ========          ========
Basic and diluted earnings per common share:
    Net (loss) income per common share                                       $  (5.82)         $    .12          $  (2.12)
                                                                             ========          ========          ========
Weighted average common shares outstanding                                     10,661             9,709             9,708
                                                                             ========          ========          ========

See accompanying notes to consolidated financial statements.

                                   ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                         Years Ended December 31, 1997, 1996 and 1995
                                                   (in thousands of dollars)
                                                                                1997              1996              1995
                                                                                ----              ----              ----
Cash flows from operating activities:
 Net (loss) income                                                           $(58,346)          $ 1,181          $(20,596)
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
 Depreciation and amortization                                                  5,033             5,244             6,879
 Other income                                                                  (2,396)          (19,337)           (8,922)
 (Gain) loss from sale of property, plant and equipment                            36                94               (44)
 Gains from utility condemnations or sales                                          -            (5,504)             (219)
 Gain from sale of stock of wholly owned subsidiaries                               -                 -            (2,353)
 Extraordinary gains from extinguishment of debt                                    -           (13,732)                -
 Reorganization items                                                             549            (1,477)           (2,589)
 Inventory valuation reserves                                                  14,457            12,283             4,851
 Land acquisitions                                                            (21,423)           (9,338)           (7,607)
 Other net changes in assets and liabilities:
  Restricted cash                                                               4,321             2,427             1,248
  Receivables                                                                  19,351              (403)           (5,238)
  Land and residential inventory                                               45,091            61,694            21,463
  Other assets                                                                 (9,401)          (12,367)           (5,311)
  Accounts payable and accrued liabilities                                     (3,046)           (2,753)           (3,641)
  Customer deposits                                                            (4,302)             (414)            1,578
  Other liabilities                                                            (1,346)           (2,317)           (4,244)
  Other, net                                                                     (103)             (273)             (125)
                                                                             --------           -------          --------
   Net cash (used in) provided by operating activities                        (11,525)           15,008           (24,870)
                                                                             --------           -------          --------

Cash flows from investing activities:
 Additions to property, plant and equipment                                      (455)             (228)           (1,555)
 Proceeds from sale of property, plant and equipment                                1             1,885               204
 Proceeds from utility condemnations or sales                                       -            28,699               850
 Funds withdrawn from utility trust accounts                                   12,109                 -                 -
 Proceeds from sale of stock of wholly owned subsidiaries                           -                 -             2,701
                                                                             --------           -------          --------
   Net cash provided by investing activities                                   11,655            30,356             2,200
                                                                             --------           -------          --------

Cash flows from financing activities:
 Borrowings under credit agreements                                           120,097           123,848            44,538
 Repayments under credit agreements                                          (168,860)         (161,477)          (24,662)
 Principal payments on other liabilities                                       (2,494)           (4,250)           (5,987)
 Proceeds from issuance of common stock                                        10,000                 -                 -
 Proceeds from issuance of preferred stock                                     43,265                 -                 -
 Proceeds from exercise of stock options                                            -                 5                44
                                                                             --------           -------          --------
   Net cash provided by (used in) financing activities                          2,008           (41,874)           13,933
                                                                             --------           -------          --------

Increase (decrease) in cash and cash equivalents                                2,138             3,490            (8,737)
Cash and cash equivalents at beginning of period                                7,050             3,560            12,297
                                                                             --------           -------          --------
Cash and cash equivalents at end of period                                   $  9,188           $ 7,050          $  3,560
                                                                             ========           =======          ========

Supplemental cash flow information:
 Income tax payments                                                         $    103           $     -          $      -
                                                                             ========           =======          ========

 Interest payments, net of amounts capitalized                               $  6,552           $12,268          $  7,269
                                                                             ========           =======          ========

 Reorganization item payments                                                $  1,756           $ 5,099          $  7,298
                                                                             ========           =======          ========

See accompanying notes to consolidated financial statements.

                                                            F-5

                                ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Stockholders' Equity
                                    Years Ended December 31, 1997, 1996 and 1995
                                                  (in thousands)
                                                                                             Minimum
                                            Common Stock        Contri-                      Pension
                                         ------------------      buted       Accumulated     Liability       Treasury
                                         Shares      Amount     Capital        Deficit      Adjustments        Stock
--------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                  9,675       $975      $119,528      $(41,291)       $(4,380)         $(102)
--------------------------------------------------------------------------------------------------------------------
 Net loss                                     -          -             -       (20,596)             -              -
 Stock returned                              (3)         -             -             -              -              -
 Shares issued as minimum pension
  contribution                               31          -           206             -              -             42
 Minimum pension liability adjustment         -          -             -             -           (445)             -
 Exercise of stock options                    8          1            43             -              -              -
 Shares issued as Secured Floating
  Rate Note fees                             61          1           338             -              -             60

---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                9,772        977       120,115       (61,887)        (4,825)             -
---------------------------------------------------------------------------------------------------------------------
 Net income                                   -          -             -         1,181              -              -
 Stock returned                             (86)         -             -             -              -             (9)
 Shares issued under director stock
  plan                                       18          2            98             -              -              -
 Warrants issued to pay down Secured
  Cash Flow Notes                             -          -         1,875             -              -              -
 Exercise of stock options                    1          -             5             -              -              -
 Minimum pension liability adjustment         -          -             -             -         (1,175)             -
 Shares issued to director as
  recapitalization committee fee              4          1            30             -              -              -
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                9,709        980       122,123       (60,706)        (6,000)            (9)
--------------------------------------------------------------------------------------------------------------------
 Net loss                                     -          -             -       (58,346)             -              -
 Shares issued under director stock
  plan                                       36          3           189             -              -              -
 Common shares issued                     1,776        178         9,822             -              -              -
 Proceeds from issuance of warrants           -          -           519             -              -              -
 Accrued preferred stock dividends            -          -        (3,296)            -              -              -
 Preferred stock accretion                    -          -          (427)            -              -              -
 Minimum pension liability
  adjustment                                  -          -             -             -            288             -
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               11,521     $1,161      $128,930     $(119,052)       $(5,712)           $(9)
---------------------------------------------------------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)   GENERAL

               Atlantic Gulf Communities Corporation ("Atlantic Gulf" or the "Company") is principally engaged in the business of acquisition, development and sale of (1) residential homesites ("Homesites") to homebuilders and commercial land ("Tracts") in primary markets in Florida and other selected primary markets in the Southeast United States ("Primary Markets") and (2) the construction and sale of selected vertical residential products, including oceanfront condominiums and an urban luxury tower. The Company is also engaged in the orderly disposition of scattered homesites ("Predecessor Homesites") and commercial/industrial, undeveloped, residential, institutional and agricultural tracts ("Predecessor Tracts") in secondary markets (collectively, "Predecessor Assets").

         (b)   CONSOLIDATION

               The consolidated financial statements include the accounts of the Company and all majority- owned subsidiaries controlled by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

               The Company adopted "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting") as of the Effective Date in accordance with American Institute of Certified Public Accountants' Statement of Position No. 90-7. Accordingly, the Company's consolidated financial statements have been prepared as if the Company were a new reporting entity as of, and for the periods subsequent to, the Effective Date (see Note 19).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         (e)   EARNINGS PER COMMON SHARE

               In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

               Earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. The effect of outstanding warrants and options to purchase common stock on the per share computations was anti-dilutive during the periods.

         (f)   REAL ESTATE SALES

               Revenue from the sale of residential units other than Regency Island Dunes ("Regency Island Dunes") condominium units is recognized when the earnings process is complete. Revenue from the sale of Regency Island Dunes condominium units is recognized using the percentage-of-completion method. Earned revenue is based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage is then applied to the expected revenue associated with units that have been sold to date. Revenue from the sale of land is recognized when the cash received is at least 20% of the selling price for land sales other than retail land sales and 10% for retail land sales, the earnings process is complete and the collection of any remaining receivable is reasonably assured.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         (h)   DEPRECIATION

               Depreciation and amortization is provided on a straight-line basis on the following assets:

                                                               Estimated useful
                                                               lives in years
                                                             ------------------
                      Land improvements                             5 to 33
                      Buildings                                    10 to 40
                      Fixtures and equipment                        3 to 10


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

         (j)   CAPITALIZED INTEREST

               The Company capitalizes interest on land and residential inventory under development on a specific project identification basis. Capitalized interest approximated $7,804,000, $5,693,000 and $7,418,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

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

         (l)   DEFERRED DEBT ISSUANCE COSTS

               Costs associated with the issuance of the Company's various debt instruments or closing of other financing transactions have been deferred and are being amortized over the term of the related debt. Amortization of deferred debt issuance costs, included in cost of borrowing, net

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


               in the accompanying  consolidated  statements of operations,  was
               $1,463,000,   $1,187,000  and  $2,458,000  for  the  years  ended
               December 31, 1997, 1996 and 1995, respectively.

         (m)   REPORTING ON ADVERTISING COSTS

               Effective January 1, 1995, the Company adopted Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," issued by the American Institute of Certified Public Accountants. Adoption of SOP 93-7 had no effect on the consolidated financial statements.

               The Company expenses advertising costs as incurred. The Company recognized advertising expenses of $1,608,000, $3,577,000 and $2,126,000 for the years ended December 31, 1997, 1996 and 1995, respectively and these expenses are included in selling and other real estate costs in the accompanying consolidated statements of operations. The Company did not incur any direct response advertising cost, as defined by SOP 93-7, during the period.

         (n)   ACCOUNTING FOR STOCK-BASED COMPENSATION

               The Company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The Company discloses the pro forma information required for stock-based compensation plans in accordance with FAS 123 (see Note 21).

         (o)   RECLASSIFICATION

               Certain amounts in the consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2)      MANAGEMENT'S PLANS

         Approximately $80 million of corporate debt will mature in 1998. The corporate debt represents the remainder of the Predecessor Company debt that the Company inherited from the 1992 reorganization. Management's 1998 Business Plan contemplates the following:

         (1) The termination of the Company's National Land Sales Department, which was primarily responsible for the disposition of Predecessor Assets, and the execution of an exclusive brokerage agreement with Bayshore Land Group, Inc. to provide for the accelerated disposition of the Company's remaining Predecessor Assets;

         (2) The growth and expansion of the Company's Core Business, primarily the sales of new Homesites and Tracts throughout its Primary Markets in Florida and the Southeast; and

         (3)    The  pursuit  of  other   growth   opportunities   such  as  the
                development of oceanfront condominiums and an urban luxury apartment tower.

         Management believes that (1) the implementation of its 1998 Business Plan will result in sufficient cash flow from the sales of the Company's Predecessor Assets to significantly reduce the Company's outstanding corporate debt and (2) the Company's Core Business will generate sufficient cash flow to support the refinancing of the Company's remaining corporate debt.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3)      CONTRACTS RECEIVABLE

         The Company owns and manages a portfolio of retail land sales contracts receivable generated by the Predecessor Company ("Predecessor Homesite Contracts Receivable"). At December 31, Predecessor Homesite Contracts Receivable consisted of the following (in thousands of dollars):

                                                             1997         1996
                                                             ----         ----

           Predecessor Homesite Contracts
            Receivable, gross                             $ 7,347       $11,779
           Reserve for estimated future cancellations,
             net of estimated land recoveries                (244)         (584)
           Valuation discounts to yield 15%                  (767)       (1,546)
                                                           ------       -------
                                                          $ 6,336       $ 9,649
                                                          =======       =======

         Stated interest rates on Predecessor Homesite Contracts Receivable outstanding at December 31, 1997 and 1996 ranged from 4% to 12.5% (averaging approximately 7.0%). The original terms of these contracts were 10 to 12 years, and at December 31, 1997 and 1996, approximately 19% and 18%, respectively, of such Predecessor Homesite Contracts Receivable were delinquent. Contracts are classified as delinquent if their monthly payment is more than 30 days past due. The percentage of delinquent accounts is not indicative of the percentage of accounts that subsequently cancel. The cancellation rates for 1997 and 1996 were 4.3% and 6.3%, respectively. The Company has established the reserve for estimated future cancellations and the reserve for Predecessor Homesite Contracts Receivable termination refunds based on its actual cash collections and actual cancellations.

         Total estimated future cancellations are estimated at $1,128,000 and $1,827,000 as of December 31, 1997 and 1996, respectively, based on prior cancellation experience. When a contract cancels, the Company recovers/restores the lot to inventory at its estimated historical cost. Total future recoveries are estimated at $884,000 and $1,243,000 as of December 31, 1997 and 1996, respectively. The Company's reserve for estimated future cancellations and its reserve for Predecessor Homesite Contracts Receivable termination refunds (see Note 9) are based on 1997 and 1996 collection and cancellation experience, which is not necessarily indicative of future trends. Based on actual collection and cancellation activity, the estimated future cancellations and recoveries were adjusted resulting in a net gain of $47,000 in 1997, a net loss of $395,000 in 1996 and a net gain of $44,000 in 1995, recorded in other income (expense) in the accompanying consolidated statements of operations. The Company believes that a downturn in the economy is the most significant factor which could materially impact the future collectibility of the Predecessor Homesite Contracts Receivable portfolio. As of December 31, 1997, the Company believes its Predecessor Homesite Contracts
         Receivable reserves are adequate based on current and foreseeable economic trends. There are no significant concentrations of credit risk associated with this portfolio.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Pursuant to the Company's business plan to monetize receivables generated as a result of the sale of Predecessor Assets, the Company closed on a $7.6 million financing in January 1997 of a portion of its Predecessor Homesite Contracts Receivable portfolio with Litchfield Financial Corporation ("Litchfield"). The proceeds were used to reduce corporate debt and to fund ongoing operations.

         The Company amortizes the valuation discounts over the expected life of the Predecessor Homesite Contracts Receivable portfolio. This amortization, included in results of operations in the accompanying consolidated statements of operations, amounted to $673,000, $1,153,000 and $1,472,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The valuation discounts were reduced by $106,000 in 1997 due to higher than anticipated collection activity in 1997 resulting in a gain of $106,000 recorded in other income (expense) in the accompanying consolidated statements of operations. The valuation discounts were reduced by $542,000 in 1996 due to higher than anticipated collection and cancellation activity since the Effective Date resulting in a gain of $542,000 recorded in other income (expense) in the accompanying consolidated statements of operations.

         As of December 31, 1997, scheduled principal collections on the Predecessor Homesite Contracts Receivable portfolio for the next five years ending December 31, 2002 and thereafter are as follows: 1998 - $2,597,000, 1999 - $2,014,000, 2000 - $1,422,000, 2001 - $868,000, 2002
         - $369,000 and thereafter - $77,000.

         The Predecessor Homesite Contracts Receivable portfolio serves as collateral for a portion of the Company's indebtedness (see Note 10).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)      MORTGAGES, NOTES AND OTHER RECEIVABLES

         At December 31, mortgages, notes and other receivables, net consisted of (in thousands of dollars):

                                                             1997         1996
                                                             ----         ----
          Land mortgages receivable,
            net of valuation reserves of
            $2,483 and $2,605                              $28,091      $32,028
          Regency percentage-of-completion receivable            -       14,801
          Utility trust fund withdrawal receivable               -       12,109
          Cumberland Cove land mortgages receivable, net     1,140        1,216
          Receivable from Sunset Lakes JV Project            1,193          217
          Receivable from Jupiter Ocean Grande JV Project    1,269          533
          Other receivables                                  3,217        2,896
                                                           -------      -------
                                                           $34,910      $63,800
                                                           =======      =======


         The portfolio of land mortgages receivable relates primarily to seller financing associated with sales of the Company's Predecessor Tract inventory. Substantially all land sale mortgages receivable are due within five years and bear stated rates of approximately prime plus 2%. The value of the Florida land securing these mortgages is estimated to equal or exceed the net book value of the related receivables as adjusted by valuation reserves. The valuation reserve was increased by approximately $1.3 million in 1995 and charged to inventory valuation reserves in the accompanying consolidated statements of operations. In addition, a valuation discount of approximately $1.2 million associated with the land mortgages receivable was recorded in 1995 and charged to other income (expense) in the accompanying consolidated statements of operations based on an anticipated sale of the land sales mortgages in 1996. During 1996, the mortgages which were anticipated to be sold were financed instead and, due to the non-recourse provisions associated with the financing transaction which reduced the foreclosure exposure to the Company, the valuation discount was reduced by $1.0 million in 1996 and recorded as a gain in other income (expense) in the accompanying consolidated statements of operations. During 1997, the valuation reserve was increased by $425,000 and charged to other income (expense) in the accompanying consolidated statements of operations. Approximately 26% of the land mortgages receivable as of December 31, 1997 resulted from sales made to two trustees with multiple investors.

         During 1997, pursuant to the Company's business plan to monetize receivables generated as a result of the sale of Predecessor Assets, the Company entered into two transactions in March 1997 and in December 1997 with the First National Bank of Boston ("BankBoston") to finance a portion of the Company's land mortgages receivable portfolio. The March 1997 and December 1997 transactions resulted in the Company receiving approximately $7.0 million and $5.2 million, respectively, and transferring approximately $9.3 million and $6.9 million, respectively, of mortgage receivables to BankBoston as collateral. Since the Company did not surrender control of the mortgage receivables as defined by Statement of Financial Standards No. 125, these transactions were accounted for as

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         secured borrowings. The Company's agreement with BankBoston provides that BankBoston receives all of the principal and interest payments from the individual mortgage notes. The Company can repurchase the remaining portfolio at any time prior to November 30, 2001 and December 31, 2002 for the March 1997 and December 1997 transactions, respectively, for an amount equal to BankBoston's remaining investment plus a stated return. In the event of a default by an individual mortgagee, the Company is required to repurchase the individual receivable, however, BankBoston's only remedy if the Company fails to do so is to terminate the Company's repurchase option of the residual balance of the portfolio. The December 1997 agreement allowed the Company to finance an additional $5.8 million of mortgage receivables under the same terms by February 28, 1998. As a result, an additional $1 million net amount of mortgage receivables were added under the agreement in January, 1998 for approximately $0.8 million of proceeds. The proceeds from these transactions were used to reduce corporate debt and to fund ongoing operations.

         In July 1996, the Company sold to a limited partnership financed by Harbourton Residential Capital Company, Ltd. ("Harbourton") approximately $19.8 million of mortgage receivables. The Company received an initial cash distribution of approximately $13.3 million at closing, plus a residual interest in the limited partnership. Harbourton's recourse is only to the mortgages. Harbourton has no recourse to the Company or its partner. This transaction was recorded as a financing because the limited partnership was not an independent third party, the Company's partner did not make a substantive capital investment in the partnership and the Company retained management responsibilities for the mortgages as well as substantial risks and rewards relative to the performance of the portfolio. Accordingly, the underlying mortgage receivables remained on the Company's accompanying consolidated balance sheets and a mortgage loan payable was recorded for the amount of the proceeds. The proceeds were used to reduce corporate debt and to fund ongoing operations (see Note 10).

         The Regency Island Dunes percentage-of-completion receivable as of December 31, 1996 represented earned revenue recorded using the percentage-of-completion method for Regency Island Dunes condominium units which were under contract but had not closed as of December 31, 1996. Regency Island Dunes consisted of two 72-unit buildings. As of December 31, 1996, construction of the second building was approximately 79% complete and 56 units were sold generating a receivable and revenues of $14.8 million. During 1997, the receivable balance of $14.8 million as of December 31, 1996 was collected in full and the remaining 16 units in the second building were sold and closed generating $9.3 million of revenues in 1997 from the second building. The first building was completed in 1996 with 67 units closing in 1996 and the remaining 5 units closing in 1997.

         The following is a summary of costs and estimated earnings associated with Regency Island Dunes as of December 31 (in thousands of dollars):

                                                             1997        1996
                                                             ----        ----
            Costs incurred on uncompleted contracts
              and estimated earnings                      $     -      $14,801
            Less: Deposits to date                              -       (3,981)
                                                          -------      -------
                                                          $     -      $10,820
                                                          =======      =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         As part of a settlement of the Company's improvement obligations to the Predecessor Company's retail Homesite customers, various trusts were established. The Company funded these trusts with cash, stock and notes based on estimates of the costs of the future improvement obligations. The terms of these trusts and reserves require the Company to periodically assess the adequacy of the property in the trusts and reserves and any excess or deficiency will accrue to the benefit or become an obligation of the Company (see Note 14). In December 1996, upon review of these trusts, it was determined that approximately $12.1 million in cash plus $6.2 million of notes could be recovered from various utility trusts. A receivable for the $12.1 million, which was received in January 1997, was recorded as of December 31, 1996 in the accompanying consolidated balance sheets and a gain of $11.9 million, net of expenses, was recorded in other income (expense) in the accompanying consolidated statements of operations.

         The portfolio of Cumberland Cove land mortgages receivable relates to seller financing associated with sales of the Company's Predecessor Homesite inventory in Cumberland Cove. These receivables generally bear interest at rates ranging from 9.4% to 10.9%, depending on the down payment, and a term of 10 years. Valuation discounts of $83,000 and $242,000 associated with these mortgages were recorded and are included as a reduction to real estate revenues in the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996, respectively. In 1996, the Company obtained a commitment from Litchfield to buy up to $7 million of deeds of trusts associated with the Cumberland Cove mortgages by December 31, 1997. The Company closed on approximately $4.7 million under this commitment in 1996 and $880,000 in 1997. Reserves of $67,000 and $341,000 were recorded associated with these sales in the accompanying consolidated statements of operations for the years ended December 31, 1997, and 1996, respectively.

         The receivable from the Sunset Lakes JV Project consists of a management fee accrual of $521,000 which the Company earns based on 4% of development costs, as defined in the JV Project agreement, of which $458,000 was earned in 1997 and $63,000 in 1996 and is included in operating revenues in the accompanying consolidated statements of operations. This receivable also includes $672,000 of interest accrued on amounts loaned to the Sunset Lakes JV Project by one of the Company's consolidated subsidiaries.

         The receivable from the Jupiter Ocean Grande JV Project consists of $1,186,000 loaned to the Jupiter Ocean Grande JV Project by the Company plus $83,000 of accrued interest.

         In October 1995, the Company sold its residential mortgages receivable portfolio for $2.4 million resulting in a loss of $694,000 which is included in other income (expense) in the accompanying consolidated statements of operations.

         The land mortgages receivable valuation reserve in 1995 included an unamortized interest rate valuation discount which was amortized based on the terms of the related mortgages receivable and $610,000 was included in interest income in the accompanying consolidated statements of operations in 1995. The valuation reserve balances in 1997 and 1996 did not contain an unamortized interest rate valuation discount component, therefore, no amortization income was recorded in 1997 and 1996.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Scheduled collections of principal on the land mortgages receivable for the next five years ending December 31, 2002 and thereafter are as follows: 1998 - $6,627,000, 1999 - $3,960,000, 2000 - $8,849,000, 2001
         -   $5,433,000,   2002  -   $5,726,000   and   thereafter  -  $789,000.
         Substantially all other receivables are non-interest bearing and are due within one year.

         Substantially all mortgages, notes and other receivables secure a portion of the Company's debt (see Note 10).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(5)      LAND AND RESIDENTIAL INVENTORY

         At December 31, land and residential inventory consisted of the following (in thousands of dollars):

                                                            1997          1996
                                                            ----          ----
              Homesite inventory
                 Homesites                               $  71,360     $ 40,684
                 Predecessor Homesites                      30,835       43,871
              Tract and Predecessor Tract inventory         21,913       63,637
              Residential inventory
                 Condominiums                                6,255        4,972
                 Single family homes                           143          253
                                                          --------     --------
                                                          $130,506     $153,417
                                                          ========     ========

         Land inventory is net of net valuation reserves of $15.6 million and $7.4 million as of December 31, 1997 and 1996, respectively. In conjunction with the Company's reviews in 1997, 1996 and 1995 of the fair values associated with its inventories and land holdings, the Company provided additional net valuation reserves to reduce the carrying value of its inventories and land holdings in the amounts of $14.5 million, $10.4 million and $3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, which were charged to inventory valuation reserves in the accompanying consolidated statements of operations. Approximately $12.7 million of the valuation reserve charge in 1997 and all of the valuation reserve charges in 1996 and 1995 were associated with Predecessor Assets.

         Land inventory is also net of environmental reserves of $950,000 and $1.2 million as of December 31, 1997 and 1996, respectively, (see Note
         14). Based on a review of the environmental reserve and recent changes in Florida state laws, this reserve was reduced by $250,000 and $1.3 million in 1997 and 1996, respectively, and recorded in other income (expense) in the accompanying consolidated statements of operations.

         In June 1997, the Company acquired the 2.8 acre Riverwalk Tower parcel in Fort Lauderdale for approximately $5.6 million, of which $2.7 million was financed by an acquisition loan and the remaining balance was paid utilizing proceeds from the issuance of Series A Preferred Stock. The Company is planning to develop a high-rise luxury rental tower and adjacent office/hotel complex on this property.

         In July 1997, the Company acquired approximately 632 acres of residential property in Frisco, Texas, which is located near Dallas, Texas, for approximately $7.5 million utilizing proceeds from the issuance of Series A Preferred Stock. This project, known as The Trails of West Frisco, is anticipated to yield approximately 1,643 Homesites.

         In August 1997, the Company acquired approximately 127 acres of residential property located north of Orlando, Florida for approximately $2.9 million, of which $1.3 million was financed by an

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         acquisition loan secured by a mortgage on the property. This project, known as Saxon Woods, is anticipated to yield approximately 408 Homesites.

         During 1996, the Company purchased approximately 317 acres of property in a project known as West Bay Club, located in southwest Florida, from various sellers for approximately $5.6 million of which $2.1 million was financed by the sellers through notes secured by mortgages on the properties. The financed amounts totaling $2.1 million are non-cash financing activities and therefore are not reflected in the accompanying consolidated statements of cash flows. During 1997, the Company purchased an additional 551 acres in West Bay Club from various sellers for approximately $13.7 million of which approximately $5.0 million was paid utilizing proceeds from the issuance of Series A Preferred Stock with the remaining balance of $8.7 million financed by the sellers through notes secured by mortgages on the properties. The financed amounts totaling $8.7 million are non-cash financing activities and, therefore, are not reflected in the accompanying consolidated statements of cash flows. As of December 31, 1997, the Company owned approximately 868 acres in West Bay Club which is anticipated to yield approximately 520 single family Homesites and 578 high-rise condominium units.

         In December 1995, the Company purchased a project known as Summerchase consisting of approximately 320 acres of residential property in Broward County, Florida for $6.5 million of which $2.6 million was paid in cash with the remaining balance of $3.9 million financed by the seller through a note secured by a mortgage on the property. The financed amount of $3.9 million is a non-cash financing activity and therefore is not reflected in the accompanying consolidated statements of cash flows. The Company permitted Summerchase for 640 Homesites and sold it in bulk in April 1996 for $9.0 million.

         In February 1995, the Company acquired a project known as West Meadows consisting of approximately 900 acres located in the northeastern part of the Tampa Bay area for $5.0 million, of which $1.5 million was paid in cash and the balance of $3.5 million was financed by the seller through a note secured by a mortgage on the property. The financed amount of $3.5 million is a non-cash financing activity and therefore is not reflected in the accompanying consolidated statements of cash flows. In April 1996, the Company acquired an additional 240 acres of this project for approximately $2.1 million, of which $1.8 million was financed by the seller through a note secured by a mortgage on the property. The financed amount of $1.8 million is a non-cash financing activity and therefore is not reflected in the accompanying consolidated statements of cash flows. The combined acreage in the West Meadows project of approximately 1,140 acres is currently being permitted for approximately 1,330 Homesites. In October 1997, the Company acquired approximately 26 acres of commercial property in West Meadows for approximately $1.9 million, of which $1.4 million was financed by the seller through a note secured by a mortgage on the property. The financed amount of $1.4 million is a non-cash financing activity and, therefore, is not reflected in the accompanying consolidated statements of cash flows.

         Substantially all of the Company's inventory serves as collateral for the Company's debt (see Note 10) and certain of its other liabilities and commitments (see Notes 9 and 14).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(6)      PROPERTY, PLANT AND EQUIPMENT

         At December 31, property, plant and equipment, net, at cost, consisted of (in thousands of dollars):

                                                            1997           1996
                                                            ----           ----

              Land and improvements                       $   80        $   992
              Buildings                                    1,345          1,392
              Fixtures and equipment                       3,402          3,992
              Construction in progress                       138              -
                                                          ------        -------
                                                           4,965          6,376
              Accumulated depreciation                    (3,211)        (3,465)
                                                          ------        -------
                                                          $1,754        $ 2,911
                                                          ======        =======

         During 1996, the Company sold its two remaining utility systems in accordance with the Company's business plan to dispose of its non-core operations and provide working capital to the Company. In February, 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000 which is included in other income (expense) in the accompanying consolidated statements of operations. The proceeds were used to repay the Company's Secured Floating Rate Notes. In June 1996, the Company sold its Julington Creek utility system for $6.0 million resulting in a gain of $696,000 which is included in other income (expense) in the accompanying consolidated statements of operations. Of the net proceeds of approximately $5.7 million from this sale, approximately $2.0 million was used to repay fully the Company's utilities loan and $3.0 million was used to repay the Company's Secured Floating Rate Notes.

         In 1995, the Company sold Longwood Utilities, Inc. ("Longwood"), a wholly-owned subsidiary, which operated a wastewater treatment plant in the City of Longwood, Florida. Longwood was sold for $850,000 resulting in a gain of $219,000 which is included in other income (expense) in the accompanying consolidated statements of operations.

         Substantially all property, plant and equipment serve as collateral for the Company's debt (see Note 10).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(7)      OTHER ASSETS

         Other assets consisted of the following as of December 31 (in thousands of dollars):

                                                        1997             1996
                                                        ----             ----

              Sunset Lakes JV Project                $ 7,830           $ 5,854
              Falcon Trace JV Project                  3,733             3,638
              Jupiter Ocean Grande JV Project          2,459             3,046
              Other real estate related assets         2,008             4,038
              Other assets                             2,634             3,956
                                                     -------           -------
                                                     $18,664           $20,532
                                                     =======           =======

         In February 1994, the Company entered into a formation agreement and subsequently in December 1995 entered into a JV Project agreement with an unaffiliated third party to form the Sunset Lakes JV Project to finance, develop and sell approximately 1,945 acres located in southwest Broward County in Florida. This project is expected to yield approximately 1,512 single family Homesites and 263 multi-family homesites. The Company's percentage interest in the profits and losses of the Sunset Lakes JV Project is 65%. In addition, the Company is entitled to a fee equal to 4% of development costs, as defined in the JV Project agreement. Although the Company is the managing JV general partner, and has a majority ownership interest in the JV, the Company does not control the JV. The Company's partner in the JV Project must consent to major transactions and actions of the partnership including the sale of substantially all of the property and assets of the venture, modification to the venture's business plan, phasing of sales, development and construction activities, financing, and the acquisition of additional property. Inasmuch as the Company does not control the venture, the Company accounts for this JV Project under the equity method.

         In April 1996, the Company acquired approximately 390 acres in southeast Orlando for approximately $5.3 million, of which $2.4 million was paid in cash and the balance of $2.9 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property. This project, known as Falcon Trace, is currently being permitted for approximately 878 single family Homesites. In December 1996, and as amended in March 1997, the Company and Cypress agreed to a restructuring in which title was transferred into Falcon Trace Partners Limited Partnership ("Falcon Trace JV Project") of which the Company is a limited partner. The Company contributed its net investment in the project and its partner, Falcon Trace-Cypress Limited Partnership, contributed all of its right, title and interest to the mortgage on the property. The Company has a 65% interest in the Falcon Trace JV Project after expenses and fixed returns to the partners. Although the Company has a majority ownership interest in the JV Project, the Company does not control the partnership. Cypress is the managing venturer and must consent to major transactions and actions of the partnership including the sale of property and assets of the venture, modification to the venture's business plan, development and construction activities, financing, and the acquisition of additional property. Inasmuch as the Company does not control the venture, the Company accounts for this JV Project under the equity method.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         In January 1995, the Company acquired a two-acre parcel in a six-acre project known as Jupiter Ocean Grande for approximately $2 million in cash. In January 1996, the Company purchased the remaining four acres for approximately $2.2 million in cash. In June 1995, an unaffiliated third party acquired a 50% JV interest in this JV Project for $4.3 million, $1.8 million of which was paid in June 1995, $2 million of which was paid in January 1996, and the remaining $0.5 million was a credit for reimbursable JV Project expenses. Jupiter Ocean Grande is a condominium community consisting of 155 units directly across from the ocean. The project was re-planned in 1997 to conform with modified market demand. This re-plan has met with resistance from local governmental jurisdictions and the Company filed suit against the Town of Jupiter to challenge the Town's denial of the re-plan. On March 23, 1998, the Appellate Division of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida ruled in the Company's favor. The Company intends on pursuing final approval of the re-plan from the Town.


         Other real estate related assets include refundable deposits to acquire additional property and costs incurred to obtain regulatory permits and approvals to develop property under contract.

         Other assets include other deposits and prepaid expenses.

(8)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         At December 31, accounts payable and accrued liabilities consisted of (in thousands of dollars):

                                                         1997            1996
                                                         ----            ----

              Accounts payable, principally trade      $ 2,156         $ 5,647
              Accrued interest                             952             932
              Taxes, other than income taxes             4,293           5,604
              Employee earnings and benefits             3,270           1,485
              Other accrued liabilities                  2,944           3,246
                                                       -------         -------
                                                       $13,615         $16,914
                                                       =======         =======

         Accounts payable, principally trade decreased in 1997 primarily due to approximately $2.7 million of payables as of December 31, 1996 associated with the construction of Regency Island Dunes which was completed in 1997. Included in employee earnings and benefits at December 31, 1997 is approximately $1.5 million of accrued termination benefits relating to the termination of 32 employees primarily associated with selling and maintaining Predecessor Assets. The related expense is reflected in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 1997.

         Substantially all accounts payable and accrued liabilities are payable within one year.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)      OTHER LIABILITIES

         Other liabilities consisted of the following as of December 31 (in thousands of dollars):


                                                             1997         1996
                                                             ----         ----

              Section 365(j) lien liability                 $    -      $ 2,512
              Deferred property tax liability                    -          550
              Reserve for Predecessor Homesite Contracts
                 Receivable termination refunds              2,744        3,654
              Accrued pension liability                      2,087        3,131
              Utility connection reserve                     3,196        4,264
              Bankruptcy and other reserves                    838        1,282
                                                            ------      -------
                                                            $8,865      $15,393
                                                            ======      =======

         The Section 365(j) liability consisted of the portion of the claims of Predecessor Homesite purchasers whose Predecessor Homesite contracts were rejected by the Company in the reorganization proceedings that is secured pursuant to Section 365(j) of the Bankruptcy Code. The final semiannual payment associated with the Section 365(j) lien liability was paid in September 1997.

         The deferred property tax liability related to claims asserted with respect to property or ad valorem tax obligations of the Company that are secured by liens on property of the Company that attached prior to the Petition Date. The final semiannual payment associated with the deferred property tax liability was paid in July 1997. During the fourth quarter of 1995, the Company received a favorable court ruling which declared that approximately $2.2 million of the deferred property tax liability was an unsecured claim thereby reducing the Company's liability. As a result, the Company recorded a $2.2 million gain in 1995 in other income (expense) in the accompanying consolidated statements of operations.

         The reserve for Predecessor Homesite Contracts Receivable termination refunds and other costs relates to the Company's obligations to retail land sales customers whose contracts were not terminated or rejected as a result of the bankruptcy proceedings. Under the terms of the retail land sales contract, if a customer defaults and the contract is canceled, the customer is entitled to a refund of principal payments in excess of the Company's damages, which generally has been stipulated at 20% of the sales price. This obligation extends to the Company's Predecessor Homesite Contracts Receivable, as well as receivables transferred to lenders under the terms of the POR with a face value of approximately $6.2 million as of December 31, 1997. The termination refunds reserve balance represents the Company's estimate of the refund liability which would arise from the amount of future cancellations based on the Company's most recent actual collection and cancellation experience (see Note 3). Based on actual collection and cancellation activity the termination refund reserve was adjusted resulting in a gain of $706,000 in 1997, a loss of $112,000 in 1996 and a gain of $2.8 million in 1995 recorded in other income (expense) in the accompanying consolidated statements of operations. This reserve also provides for the estimated future costs to maximize receivable collections and minimize cancellations and termination refunds during the remaining life of this portfolio. Based on estimates of these future costs, the future servicing reserve was increased in 1997 resulting in an expense of

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         $375,000 in 1997 and reduced in 1996 resulting in a gain of $703,000 included in other income (expense) in the accompanying consolidated statements of operations.

         The accrued pension liability is related to a frozen plan more fully described in Note 16. The Company's estimated funding obligation for the next three years is as follows: 1998 - $774,000, 1999 - $774,000 and 2000 - $578,000. The Company does not anticipate any significant additional funding requirements.

         The utility connection reserve consists of the Company's obligation to provide utility connection credits to qualified claimants. Based on minimal fundings to date and minimal fundings anticipated in the future, the utility connection credit reserves were reduced by $1.1 million in 1997 and $4.1 million in 1996 which were recorded as gains in other income (expense) in the accompanying consolidated statements of operations (see Note 13).

         Bankruptcy and other reserves primarily includes the remaining claims related to the Predecessor Company with respect to approved claimants. The remaining outstanding claims corresponding to the issuance of stock and notes to claimants should be satisfied in 1998. The Company's income tax provision balance, included in other reserves, was $14,000 and $117,000 as of December 31, 1997 and 1996, respectively, and was reduced by $1.5 million during 1995 which was included in other income (expense) in the accompanying consolidated statements of operations. As of December 31, 1997, approximately $207,000 is included in restricted cash and cash equivalents to fund a portion of these remaining claims (see Note 1).

(10)     NOTES, MORTGAGES AND CAPITAL LEASES

         At December 31, notes, mortgages and capital leases consisted of the following (in thousands of dollars):

                                                                                1997         1996
                                                                                ----         ----
              Mandatory Interest Notes, weighted average interest
                rate of 12.0%                                                $      -     $ 37,457
              Cash Flow Notes, due December 31, 1998, net of
                unamortized discount of $2,138 and $4,015                      37,479       35,603
              Working Capital Facility                                         20,000       20,000
              Term Loan                                                        13,333       40,000
              Reducing Revolving Loan                                           7,653        1,725
              Project acquisition and development loans                        35,717       12,609
              Mortgages receivable loans                                       13,540       12,147
              Predecessor Homesite Contracts Receivable loan                    4,497            -
              Construction Loan                                                     -        9,338
              Capital leases                                                      189          336
                                                                             --------     --------
                                                                             $132,408     $169,215
                                                                             ========     ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         As discussed in Note 1, in connection with the POR, the Company issued $100 million in Mandatory Interest Notes, consisting of Secured Floating Rate Notes and Unsecured 12% Notes, $100 million in Cash Flow Notes, consisting of Secured Cash Flow Notes and Unsecured 13% Cash Flow Notes, discounted to a value of $76.5 million, refinanced the debt incurred during the reorganization through a $50 million Term Loan and obtained a $20 million Working Capital Facility. On or about May 29, 1992, the Company distributed a majority of the Notes in settlement of Predecessor Company bankruptcy claims. The balance of the $50 million Term Loan was fully repaid in December 1994 from the Port Charlotte litigation settlement proceeds. In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of Unsecured 12% Notes and $1.9 million of Unsecured 13% Cash Flow Notes in accordance with the POR. As of February 28, 1998, $89,100 of cash plus accrued interest and $99,000 of the Unsecured 13% Cash Flow Notes are remaining to be distributed in accordance with the POR.

         In December 1996, the Company recorded an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of Unsecured 12% Notes and $1.8 million of Unsecured 13% Cash Flow Notes, net of a $210,000 unamortized discount, which were held in various utility trust accounts established during the reorganization (see Notes 13 and 14).

         On September 30, 1996, the Company closed on three credit facilities totaling $85.0 million with Foothill (the "Foothill Debt"). Pursuant to the Foothill Debt, Foothill provided the Company with (i) an extension to December 1, 1998 of the $20 million Working Capital Facility; (ii) a $40 million Term Loan maturing on June 30, 1998 and a (iii) $25 million Reducing Revolving Loan maturing on June 30, 1998.

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

         (b) The Cash Flow Notes, as of December 31, 1997, consisted of $39.5 million of Unsecured 13% Cash Flow Notes. On September 30, 1996, the Company utilized proceeds from the Working Capital Facility, the Reducing Revolving Loan and cash on hand for a total of $40 million plus warrants to purchase up to 1,500,000 shares of the Company's stock at $6.50 per share, to fully repay at a discount the Secured Cash Flow Notes. As a result of the extinguishment of the Secured Cash Flow Notes, the Company recorded an extraordinary gain of approximately $3.9 million representing the difference between the book value of these notes of $49.1 million, consisting of a par value of $54.9 million less an unamortized discount of $5.8 million, and the consideration given of $41.9 million, consisting of cash of $40.0 million and the estimated fair market value of the warrants of $1.9 million, less $3.3 million of expenses. Interest on the Cash

                    ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                         Notes to Consolidated Financial Statements


              Flow Notes is payable semiannually, only if and to the extent that the Company has generated Available Cash during the preceding period. Interest on the Cash Flow Notes is not payable if the Company has not generated Available Cash and is not cumulative. The Cash Flow Notes are subject to mandatory prepayment from Available Cash. The amortization of the Cash Flow Notes discount is included in cost of borrowing, net, in the accompanying consolidated statements of operations and approximated $1,876,000, $3,157,000 and $3,205,000 for the years ended December 31, 1997,
              1996 and 1995, respectively.

         (c) The $20 million Working Capital Facility currently bears interest at the variable interest rate, per annum, announced by Norwest Bank of Minnesota, N.A., or any successor thereto, as its "base rate" plus two percentage points. The Working Capital Facility matures on December 1, 1998 and is extendable to December 1, 2000 at the sole discretion of the lender upon written notice to the Company on or before July 15, 1998. The Working Capital Facility is secured by a first lien on substantially all Company assets with certain exceptions as to which the lenders generally will receive junior liens, including (a) assets with mechanics' liens, site liens and tax liens; (b) the Construction Loans and certain other project acquisition and development loans; and (c) certain other assets. As of December 31, 1997, there was no additional credit available under the Working Capital Facility. Under the terms of the Working Capital Facility, the Company is required to pay an unused line fee equal to1/2of 1% per annum of the average unused portion of the Working Capital Facility.

         (d) The remaining $13.3 million of the original $40 million Term Loan bears interest at 15% and matures on June 30, 1998. The Term Loan requires a repayment in full on June 30, 1998.

         (e) The Reducing Revolving Loan bears interest at prime plus four percent and matures on June 30, 1998. As of December 31, 1997 the Company can borrow up to $8.3 million under the Reducing Revolving Loan. Amounts under the Reducing Revolving Loan are available only when the Working Capital Facility is fully utilized.

         (f) Project acquisition and development loans as of December 31, 1997, include the following:

              (i) In December 1997, a $22.5 million loan was issued to West Bay Club Development Corporation, a wholly owned subsidiary of the Company, to finance acquisition and construction costs incurred by the Company associated its West Bay Club project and to refinance approximately $10.6 million of existing purchase money mortgages encumbering the project. This loan was provided by Lehman Brothers Holdings Inc. and is secured by, among other things, the common stock of West Bay Club Development Corporation, with limited recourse to the Company. The West Bay Club loan bears interest at the LIBOR rate plus 4%, matures December 23, 2001 and will be repaid with proceeds from closings in this project. In addition to the interest on the principal balance, additional interest of $11.25 million is due and payable in full at the maturity date or such earlier date when the debt is paid in full. If the entire debt is paid within 36 months the additional interest is reduced to approximately $8.2 million, if the debt is paid between 36 and 42 months the additional interest is reduce to approximately $9.8 million.

                        ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements


              (ii) A $33.0 million Revolving Credit Loan was issued to West Bay Club Development Corporation by BankBoston, B.A. and certain other lending institutions under which the lenders have agreed to lend the Company the maximum cumulative amount of $67.4 million to finance construction of the West Bay Club project. The Company has $89,000 outstanding under this loan as of December 31, 1997. The West Bay Club Revolving Credit Loan bears interest at either LIBOR plus 4% or the higher of either BankBoston's prime rate plus 1.25% or the overnight federal funds effective rate plus 0.5% and matures December 23, 2001.

              (iii) A $2.75 million acquisition loan was issued to Las Olas Tower at Riverwalk, Inc., a wholly owned subsidiary of the Company, to acquire the Riverwalk Tower site in June 1997. This loan bears interest at prime plus 0.75%, is secured by the project property, with recourse to the Company, and matures in June 1998.

              (iv) An acquisition loan and a development loan with a combined commitment of $6.3 million were obtained to acquire and finance the development of the Company's Lakeside Estates project in Orlando, Florida. As of December 31, 1997, the Company has a total of $2.1 million outstanding under these loans. These loans bear interest rates ranging from prime plus 1.25% to 1.5%, are secured by the project property, with recourse to the Company, and mature in June 1998.

              (v) A $5.9 million revolving credit loan with an outstanding balance of $2.7 million as of December 31, 1997 is being used to fund the development of the Company's West Meadows project in Tampa, Florida. This loan bears interest at the LIBOR rate plus 3%, is secured by the project property, with recourse to the Company, and matures in February 2000. In addition, the Company has two purchase money mortgages totaling $2.8 million as of December 31, 1997 which were used to acquire land in this project. These loans bear interest at 9% are secured by the project property without recourse to the Company, and mature in October 2000 and April 2001, respectively.

              (vi) A $1.3 million acquisition loan was obtained in August 1997 to acquire the Company's Saxon Woods project in Orlando, Florida. In addition the Company obtained a $2.2 million development loan to fund development of the Saxon Woods project of which the Company has borrowed $113,000 as of December 31, 1997. This loan bears interest at prime plus 0.5%, is secured by the project property, with recourse to the Company, and matures in September 1999.

              (vii) In November 1997, a $19 million development loan was acquired by West Frisco Development Corporation, a wholly owned subsidiary of the Company, to finance the development of the Company's Trails of West Frisco project which is located near Dallas, Texas. No amounts were borrowed under this loan as of December 31, 1997. This loan bears interest at prime plus 1.375%, is secured by the project property, with recourse to the Company, and matures in December 1999.

         (g) The Mortgages receivable loans were used to finance a portion of the Company's mortgage receivables portfolio in 1996 and 1997 (see
              Note 4). As of December 31, 1997, these loans consisted of a $4.0 million loan with Harbourton and two loans with BankBoston for $4.3 million and $5.2 million. The Harbourton loan is secured by the underlying mortgage receivables without recourse to the Company, is repaid with collections from the underlying mortgage receivables, bears interest at prime plus 3% and matures in July 1999. The $4.3 million loan with BankBoston bears interest at 12% and matures in December 2001 while the $5.2 million loan bears interest at prime plus 3% and matures in June 2002. The BankBoston loans are also repaid with collections from the underlying mortgages. In the event of a default by a individual mortgagee, the Company is required to repurchase the individual receivable, however, BankBoston's only remedy if the Company fails to do so is to terminate the Company's repurchase option of the residual balance of the portfolio.

                  ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


         (h) The Predecessor Homesite Contracts Receivable loan was used to finance the Company's Predecessor Homesite Contracts Receivable portfolio in January 1997 (see Note 3). This loan was provided by Litchfield and is secured by the underlying contract receivables with recourse to the Company. The Predecessor Homesite Contracts Receivable loan is repaid with collections from the underlying Predecessor Homesite Contracts Receivable, bears interest at prime plus 4% and matures in December 2000.

         (i) The Construction Loan was utilized to fund construction of the second of two 72-unit condominium buildings at Regency. The outstanding balance of $9.3 million as of December 31, 1996 was repaid fully during 1997 with proceeds from the closings of condominium units in the second building. The second loan was secured by, among other things, the property under construction.

         Due in part to the necessity of establishing reserves for future mandatory debt and other POR payments, the Company did not have any Available Cash at December 31, 1997, 1996 and 1995 to enable it to make any portion of the interest payment on the Cash Flow Notes for the payment periods through December 31, 1997. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded any interest expense related to the Cash Flow Notes during the years ended December 31, 1997, 1996 and 1995.

         Based on the outstanding balances as of December 31, 1997, principal payments required on the notes, mortgages and capital leases for each of the five years following December 31, 1997 and thereafter, are as follows: 1998 - $96,274,000, 1999 - $6,391,000, 2000 - $11,204,000,
         2001 - $19,849,000, 2002 - $824,000 and thereafter - $4,000.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(11)     REDEEMABLE PREFERRED STOCK

         At December 31, 1997, redeemable preferred stock consisted of the following (in thousands of dollars):

                                                                         1997
                                                                         ----
          SERIES A
          --------
          Gross proceeds                                               $ 23,265
          Accrued dividends                                               1,989
                                                                       --------
          Liquidation Preference amount                                  25,254
          Less issue costs                                               (2,885)
          Less warrants purchased                                          (279)
          Plus accretion of preferred stock to redemption amount            288
                                                                       --------
                                                                         22,378
                                                                       --------

          SERIES B
          --------
          Gross proceeds                                                 20,000
          Accrued dividends                                               1,307
                                                                       --------
          Liquidation Preference amount                                  21,307
          Less issue costs                                               (1,900)
          Less warrants purchased                                          (240)
          Plus accretion of preferred stock to redemption amount            139
                                                                       --------
                                                                         19,306
                                                                       --------
          Total redeemable preferred stock                             $ 41,684
                                                                       ========


         The Company is authorized, as approved by the shareholders in June 1997, to issue 4.5 million shares of preferred stock consisting of 2.5 million shares of 20% Series A Redeemable Preferred Stock ("Series A Preferred Stock") and 2 million shares of 20% Series B Redeemable Stock ("Series B Preferred Stock").

         During 1997, the Company completed three 1997 Equity Transactions, totalling $55 million, consisting of (a) $25 million in Series A Preferred Stock and warrants to purchase 5 million shares of Atlantic Gulf common stock ("Common Stock") placed with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), (b) a private placement with a series of sophisticated investors ("Private Purchasers") of $10 million of Common Stock and $10 million of Series B Preferred Stock and warrants to purchase an additional 2 million shares of Common Stock, and (c) a rights offering of an additional $10 million of Series B Preferred Stock as more fully described below.

         The Company and Apollo entered into an agreement in June 1997 whereby Apollo agreed to acquire 2.5 million shares of 20% Series A Preferred Stock at a per share price of $9.88, and 5 million warrants to purchase up to 5 million shares of Common Stock (the "Investor Warrants"), at a per

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         warrant price of $.06, for an aggregate purchase price of up to $25 million (the "Apollo Transaction"). As of December 31, 1997, Apollo had purchased 2,326,475 shares of Series A Preferred Stock with Investor Warrants to purchase 4,652,950 shares of Common Stock for a total purchase price of approximately $23.3 million of the $25 million total.

         On March 31, 1998, the Company expects to close the sale to Apollo of the remaining 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 347,050 shares of Common Stock, for an aggregate purchase price of $1,735,248. This sale will complete the $25 million placement of Series A Preferred Stock with Apollo. Following such closing, Apollo will own a total of 2.5 million shares of Series A Preferred Stock and Investor Warrants to purchase an additional 5 million shares of Common Stock.

         As required by the Company's Agreements with Apollo, the proceeds from the sale of Series A Preferred Stock have been and will be used primarily to acquire and develop properties through a wholly owned special purpose subsidiary of the Company ("SP Subsidiary") and through subsidiaries of the SP Subsidiary. During 1997 these proceeds were used to acquire various projects including (a) Riverwalk Tower in Fort Lauderdale, Florida, (b) The Trails of West Frisco near Dallas, Texas and (c) West Bay Club in the Fort Myers, Florida area (see Note 5). The Company's repurchase and redemption obligations in respect of the Series A Preferred Stock (but not the Series B Preferred Stock) are secured by (a) a junior lien on substantially all of the assets of the Company and its subsidiaries, except for the outstanding capital stock of the SP Subsidiary and its assets, and (b) a senior lien on the outstanding capital stock of the SP Subsidiary and on its assets.

         In June 1997, the Company and the Private Purchasers consummated a private placement pursuant to which the Private Purchasers purchased for an aggregate price of $20 million; (a) 1,776,199 shares of Common Stock for $10 million, and (b) 1 million shares of 20% Series B Preferred Stock at a per share price of $9.88, and 2 million Series B Warrants to purchase 2 million shares of Common Stock at a per warrant price of $.06 for an aggregate purchase price of $10 million. The $20 million of proceeds from the private placement were applied primarily to the reduction of aggregate debt.

         In November 1997, holders of Common Stock acquired 1 million shares of Series B Preferred Stock and 2 million Series B Warrants to purchase 2 million shares of Common Stock for $10 million in a rights offering. These proceeds were applied primarily to the reduction of corporate debt. As of December 31, 1997, all 2 million shares of the authorized Series B Preferred Stock had been issued.

         Each share of the Series A Preferred Stock and the Series B Preferred Stock (collectively, the "Preferred Stock") is convertible, at the holders election, into shares of Common Stock at the rate of $5.75 per share. The Investor Warrants and Series B Warrants are also exercisable at $5.75 per share, although the strike price on the warrants is subject to a one-time downward adjustment in 1999 based on actual cash flow results for 1997 and 1998.

         The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, cash dividends on each share of preferred stock at an annual rate equal to 20% of the Liquidation Preference (defined as $10 per share plus accumulated

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         and unpaid dividends) in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the preferred stock is originally issued by the Company, and will be payable, subject to declaration by the board of directors, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing on September 30, 1997. The excess of the Liquidation Preference value over the carrying value is being accreted by periodic charges to contributed capital over the life of the issues.

         Beginning in 2001, the holders of the Preferred Stock are entitled to redeem the Preferred Stock ratably over three years. The aggregate redemption amounts of the Preferred Stock based on the Liquidation Preference at December 31, 1997 for each of the five years following December 31, 1997 and thereafter are as follows: 2001 - $15,520,000, 2002 - $15,520,000 and thereafter - $15,521,000.

(12)     STOCKHOLDERS' EQUITY

         In 1997, pursuant to the Apollo transaction, the shareholders approved an increase in the Company's $.10 par value Common Stock from 15,665,000 shares to 70,000,000 shares. Under the terms of the POR, 9,750,000 shares were issued for distribution to creditors, of which 12,981 shares are being held in a Disputed Claims Reserve Account as of February 28, 1998. The remaining shares are subject to distribution in accordance with the POR during 1998 as remaining disputed claims are resolved.

         Effective June 24, 1997, as approved by the Company's shareholders, the Company's certificate of incorporation was amended to repeal the right of the holders of its Common Stock to receive, semiannually, mandatory dividends equal to 25 percent of the Company's Available Cash, as defined (see Note 10). No dividends were paid or payable as of June 24, 1997, December 31, 1996 or December 31, 1995.

         Also  on  June  24,  1997,  the  Company  and  the  Private  Purchasers
         consummated a private placement pursuant to which the Private Purchasers purchased 1,776,199 shares of Common Stock for $10 million and Series B Preferred Stock for $10 million (see Note 11). The proceeds were used to reduce corporate debt.

         In connection with the Company's prepayment, at a discount, of its Secured Cash Flow Notes on September 30, 1996, the Company issued 10-year warrants to purchase up to 1,500,000 shares of the Company's Common Stock at an exercise price of $6.50 per share (see Note 10). The estimated fair market value of the warrants given to the holders of the Secured Cash Flow Notes was $1,875,000.

         The Company has two fixed stock option plans. In 1993, the Company implemented an Employee Stock Option Plan ("Employee Option Plan") which provides for the issuance of options to purchase up to 750,000 shares Atlantic Gulf's Common Stock at a price equal to the fair value of the Common Stock at the date of grant. Pursuant to this plan, the Company issued 1,000 shares in June 1996 and 1,000 shares in November 1995. The Company also has a 1994 Non-Employee Directors' Stock Option Plan (the "1994 Plan"), approved by the Company's shareholders in 1995, which provides for the issuance of options to purchase up to 350,000 Atlantic Gulf's Common Stock at a price equal to

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         the fair value of the Common Stock at the date of grant. See Note 21 for information on the Company's stock option plans.

         In 1996, the Company's shareholders approved the adoption of the 1996 Non-Employee Directors' Stock Plan (the "1996 Directors' Stock Plan"). Under such plan, which took effect July 1, 1996, the Non-Employee Directors receive an annual retainer of $25,000 paid in Common Stock quarterly based on the share price at the end of the previous quarter. Pursuant to the 1996 Directors' Stock Plan, 8,328 shares were issued to the Non-Employee Directors at a price of $6.00 per share for the third quarter of 1996 and 10,256 shares were issued at a price of $4.875 for the fourth quarter of 1996 for a total of 18,584 shares issued during 1996. During 1997, the Company issued 12,355 shares of Atlantic Gulf's Common Stock to the Non-Employee Directors at a price of $4.3125 per share for the first quarter of 1997, 11,158 shares at a price of $5.50 per share plus 288 shares at $6.625 per share for the second quarter of 1997, 5,884 shares at a price of $6.375 per share for the third quarter of 1997 and 6,000 shares at a price of $6.25 per share for the fourth quarter of 1997 for a total of 35,685 shares issued during 1997.

         Shares of Atlantic Gulf's Common Stock are reserved at December 31, 1997 for possible future issuance as follows (in thousands of dollars):

              Series A Preferred Conversion               10,000
              Series A Warrants                            5,000
              Series B Preferred Conversion                8,000
              Series B Warrants                            4,000
              Warrants - Secured Cash Flow Notes           1,500
              Employee Option Plan                           741
              1994 Directors' Stock Option Plan              350
              1996 Directors' Stock Plan                     150
                                                          ------
                                                          29,741
                                                          ======

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

(13)     NONRECURRING AND OTHER ITEMS

         The Company recorded various gains and provisions during the years ended December 31, 1997, 1996 and 1995 for several items included in other income (expense) in the accompanying consolidated statements of operations, as more fully described below.

         During the years ended December 31, 1997, 1996 and 1995, the Company recorded net gains of $3.5 million, $18.1 million and $10.7 million, respectively, in other income (expense) - reorganization reserves in the accompanying consolidated statements of operations resulting from its annual review of certain reorganization items. The $3.5 million net gain in 1997 included gains of $1.1 million due to the reduction of the utility credit reserves (see Note 9 and schedule below regarding utility connection credit reserve account activity) and $706,000 due to the reduction of the Predecessor Homesite Contracts Receivable termination refunds reserve (see Note 9). The $18.1 million net gain in 1996 included gains of $11.9 million, net of expenses, due to the recovery of $12.1 million of funds from certain Utility Trust accounts funded by the Company during the reorganization (see Note 4 and schedule below regarding utility trust account activity), $4.1 million due to the reduction of the utility connection credit reserves (see
         Note 9 and schedule below regarding utility connection credit reserve account activity) and a $703,000 gain due to the reduction in the Predecessor Homesite Contracts Receivable future servicing reserve (see
         Note 9). The $10.7 million net gain in 1995 included gains of $2.8 million due to the reduction of the Predecessor Homesite Contracts Receivable termination refunds reserve, $2.2 million due to the reduction of the deferred property tax liability and $1.5 million due to the reduction in the income tax liability (see Note 9). This process is expected to continue during 1998 with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded.

         In the first quarter of 1996, the Company recorded a net gain of $4.1 million on proceeds of $18.75 million resulting from the settlement of utilities condemnation litigation with the City of Port St. Lucie.

         In February, 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000. In June 1996, the Company sold its Julington Creek utility system for $6.0 million resulting in a gain of $696,000 (see Note 6).

         During 1996, the Company recorded extraordinary gains of approximately $13.7 million due to the extinguishment of debt. In February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of Unsecured 12%

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Notes and $1.9 million of Unsecured 13% Cash Flow Notes in accordance with the POR. On September 30, 1996, the Company prepaid, at a discount, its Secured Cash Flow Notes and recorded an extraordinary gain of $3.9  million.  In  December  1996,  the  Company  recorded  an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of Unsecured 12% Notes and $1.8 million of Unsecured 13% Cash Flow Notes, net of a $210,000 unamortized discount, which were held in various utility trust accounts established during the reorganization (see Notes 10 and 14).

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

         In the third quarter of 1995 the Company recorded a $2.0 million gain on proceeds of $4.0 million associated with the assignment of rights of its Jensen Beach mortgage receivable to a third party.

         In the third quarter of 1995, the Company sold its Longwood utility system for $850,000 resulting in a gain of $219,000. In October 1995, the Company sold its residential mortgages receivable portfolio for $2.4 million resulting in a net loss of $694,000 which was provided for in the third quarter of 1995.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                             Utility Trust Accounts
                                Account Activity
                            (in thousands of dollars)

                                   1997           1996           1995
                                   ----           ----           ----
DESCRIPTION
-----------
Beginning balance               $ 15,198        $ 19,699       $ 17,452
Additions                          1,155           1,623          2,043
Interest earned                      154             675            676
Withdrawals                      (12,645) (a)     (1,005) (c)      (472)
Cancellation of notes               (414) (b)     (5,794) (b)         -
                                --------        --------       --------
Ending balance                  $  3,448        $ 15,198       $ 19,699
                                ========        ========       ========


(a)   Includes $12,109 withdrawal on 1/2/97.

(b) Total cancellations of $6,208, including $414 cancelled on 1/2/97, resulted in an extraordinary gain of $5,998 in 1996, net of a $210 unamortized discount.

(c)   Represents wire transfer to Hendry County.


                        Utility Connection Credit Reserve
                                Account Activity
                            (in thousands of dollars)

                                   1997           1996           1995
                                   ----           ----           ----
DESCRIPTION
-----------
Beginning balance               $  4,264        $  7,726       $  7,726
Additions                              -             643              -
Amounts charged (credited) to
  results of operations           (1,064)         (4,097)             -
Deductions                            (4)             (8)             -
                                 -------        --------       --------
Ending balance                   $ 3,196        $  4,264       $  7,726
                                 =======        ========       ========

The activity for the land mortgage receivable  valuation discount is included in
Schedule II of the 10-K.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(14)     COMMITMENTS AND CONTINGENCIES

         Atlantic Gulf is involved in various litigation matters primarily arising in the normal course of its business or with respect to the bankruptcy. It is the opinion of management that the resolution of these matters will not have a material adverse affect on the Company's financial position.

         As part of a settlement of the Company's improvement obligations to the Predecessor Company's retail homesite customers, various trusts were established. The Company funded these trusts with cash, stock and notes based on estimates of the costs of the future improvement obligations. Certain other reserves were established to make a minimum of 1,700 utility satisfied Homesites available for trade to customers whose homesites may not be utility satisfied, and therefore not buildable, at the time they wish to construct a home. The terms of these trusts and reserves require the Company to periodically assess the adequacy of the property in the trusts and reserves and any excess or deficiency will accrue to the benefit or become an obligation of the Company. In December 1996, pursuant to a review of the trusts and reserves it was determined that approximately $12.1 million in cash, $4.2 million of Unsecured 12% Notes and $2.0 million of Unsecured 13% Cash Flow Notes could be released from these trust accounts (see Notes 4, 10 and 13). Approximately $3.4 million in cash, 147,910 shares of stock and a lot reserve of 6,000 lots remain in the trusts. The Company believes the remaining property currently held in trusts is sufficient to meet all future improvement obligations required under the terms of the settlements.

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

         Rental expense related to operating leases was $1,352,000, $1,835,000 and $1,934,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company leases its corporate office space under an operating lease which expires in 1999. Minimum future rental commitments under non-cancelable operating leases as of December 31,1997 are as follows:
         1998 - $1,141,000,  1999 - $603,000, 2000 - $68,000, 2001 - $8,000, and
         none thereafter.

         As of December 31, 1997, the Company had no material development obligations related to sold property. The Company's business plan contemplates that 1998 expenditures for development, construction, and other capital improvements could range up to $97 million, of which a substantial portion would need to be funded through individual project development loans or JV Project arrangements, many of which are already in place.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         See Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 12 and 16 for a description of other commitments and contingencies.

(15)     INCOME TAXES

         The difference between income taxes computed at the statutory federal rate and the provision for income taxes consists of (in thousands of dollars):

                                                     Year Ended           Year Ended           Year Ended
                                                     December 31,         December 31,         December 31,
                                                         1997                 1996                 1995
                                                         ----                 ----                 ----
           Amount at statutory federal rate           $ (19,704)           $     402           $  (6,749)
           Unrecognized (recognized) benefit
             of change in valuation allowance
             for temporary differences other
             than net operating loss carryovers          19,704                 (402)              6,749
                                                      ---------             --------           ---------
                                                      $       -             $      -           $       -
                                                      =========             ========           =========


         The Company's deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The most significant types of temporary differences that give rise to deferred taxes are installment accounting practices, certain financial statement reserves and cost capitalization methods.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997 are presented below (in thousands of dollars):

              DEFERRED TAX ASSETS:
              -------------------
                Excess of tax basis in land over
                  financial statement basis                         $  22,149
                Excess of financial statement basis
                  in debt obligations and reserves
                  over tax basis                                        5,758
                Net operating loss carryover                           96,992
                Capital loss carryover                                    622
                Alternative minimum tax and
                  general business credit carryover                     3,618
                                                                    ---------
                     Total gross deferred tax assets                  129,139
                     Less - valuation allowance                      (119,737)
                                                                    ---------
                     Net deferred tax assets                            9,402
                                                                    ---------

              DEFERRED TAX LIABILITIES:
              ------------------------
                Excess of financial statement basis
                  in other receivables over tax basis                   2,197
                Excess of financial statement basis
                  in Predecessor Homesite Contracts
                  Receivable over tax basis                             3,930
                Other                                                   3,275
                                                                    ---------
                     Net deferred tax amount                        $     -0-
                                                                    =========

         The net change in the valuation allowance for deferred tax assets for the year ended December 31, 1997 was an increase of $2.3 million.

         Subsequently   recognized  tax  benefits   relating  to  the  valuation
         allowance for deferred tax assets as of December 31, 1997 will be allocated as follows (in thousands of dollars):

              Income tax benefit that would be reported
                in the consolidated statement of operations         $  66,637
              Income tax benefit that would be reflected as
                an adjustment to contributed capital                   53,100
                                                                    ---------
                   Total                                            $ 119,737
                                                                    =========

         At March 31, 1992, the effective date of the POR, the valuation allowance was approximately $53.1 million, which represents the excess of the deferred tax assets of approximately $ 99 million over the deferred tax liabilities of approximately $45.9 million. The years ended December 31, 1997, 1996,

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         1995, 1994 and 1993 and the nine months ended December 31, 1992 have each resulted in a net increase in the valuation allowance. The Company has not utilized any net operating losses.

         At December 31, 1997, the Company had a net operating loss carryover for tax purposes of approximately $258 million which expires in years 1999 through 2012. Included in this amount is approximately $24.1 million of net operating loss attributable to certain legal entities that may only be used against future taxable income of these same entities. The Company has a capital loss carryover for tax purposes of approximately $1.7 million, all of which expired in 1997, and may only be offset against capital gains. Additionally, the Company has an unused general business credit of approximately $2.7 million expiring in the years 1997 through 2004.

         During 1997,  the Company  underwent an ownership  change as defined in
         Section 382 of the Internal Revenue Code of 1986, as amended. The impact of this change in ownership will be to significantly limit the amount of any net operating loss, capital loss, general business credit, and alternative minimum tax credit carryforwards that will be available to reduce taxable income in future years.

         The Company has an alternative minimum tax credit of approximately $1 million. The alternative minimum tax credit does not have an expiration date.

(16)     RETIREMENT PLANS

         The Company has a Defined Benefit Retirement Plan ("Retirement Plan") for substantially all of the Predecessor Company employees under which future benefit accruals were frozen in 1990. The Company's policy generally has been to fund an amount at least equal to the minimum required contribution but no greater than the maximum tax deductible amount.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         At December 31, the funded status of the Company's Retirement Plan was as follows (in thousands of dollars):

                                                                   1997         1996
                                                                   ----         ----
              Actuarial present value of:
                Vested benefit obligation                        $(10,356)   $(10,388)
                Non-vested benefit obligation                         (39)        (43)
                                                                 --------    --------
                Accumulated benefit obligation                   $(10,395)   $(10,431)
                                                                 ========    ========

              Projected benefit obligation                       $(10,395)   $(10,431)
              Plan assets at fair value                             8,308       7,300
              Unfunded projected benefit obligation              $ (2,087)   $ (3,131)
                                                                 ========    ========

              Unrecognized net transition asset                  $   (355)   $   (406)
              Unrecognized net loss                                 6,132       6,475
              Unrecognized prior service costs                        (65)        (69)
              Additional minimum liability                         (5,712)     (6,000)
              Accrued pension liability                            (2,087)     (3,131)
                                                                 --------    --------
              Total                                              $ (2,087)   $ (3,131)
                                                                 ========    ========

         Statement of Financial Accounting Standards No. 87 - "Employers' Accounting for Pensions" requires recognition of a minimum pension liability for underfunded plans in the consolidated balance sheets. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction of equity. Pursuant to this requirement, the Company has recorded an additional minimum pension liability resulting in an equity reduction of
         $5,712,000   and   $6,000,000   as  of  December  31,  1997  and  1996,
         respectively.

         The weighted average expected long-term rate of return on plan assets is 9% for 1997 and 1996. The projected benefit obligation was determined using a weighted average assumed discount rate of 7.0% for 1997, 7.5% for 1996 and 7.25% for 1995.

         Assets of the Retirement Plan are invested in Common Stocks, U.S. government agency issues, U.S. treasury bonds and notes, corporate bonds, foreign bonds and money market funds, and included approximately 87,068 shares of Atlantic Gulf Common Stock with an aggregate fair value at December 31, 1997 of $391,800.

         Atlantic Gulf also has a defined contribution savings plan which is available to substantially all employees. The Company matches 25% of each employee's contributions, up to a maximum of 4% of base salary through December 31, 1995 and up to a maximum of 6% of base salary beginning on January 1, 1996. In addition, upon approval from the board of directors, an annual supplemental contribution may be made in an amount up to the Company's matching contribution made during the

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         year. The Company's matching contribution was approximately $166,000 in 1997, $138,000 in 1996 and $118,000 in 1995.

(17)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following  methods and  assumptions  were used to estimate the fair
         value  of  each  class  of  financial   instruments  for  which  it  is
         practicable to estimate that value.

         CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

         The carrying value of these instruments approximates fair value because of the short maturity.

         PREDECESSOR HOMESITE CONTRACTS RECEIVABLE

         The net book value of Predecessor Homesite Contracts Receivable represents the net expected future cash flow of the Company discounted to a rate approximating 15%, which management believes approximates fair value.

         MORTGAGES, NOTES AND OTHER RECEIVABLES

         Substantially  all  receivables  which have a maturity in excess of one
         year  have  stated  rates  that  approximate   market  interest  rates.
         Consequently, management believes that the carrying value of these receivables approximates fair value.

         OTHER INTEREST BEARING LIABILITIES

         Other interest bearing liabilities are at rates which approximate current incremental borrowing rates.

         NOTES AND MORTGAGES

         As discussed in Note 10, long term debt includes Mandatory Interest Notes and Cash Flow Notes issued in connection with the reorganization of the Company. The fair value of the Cash Flow Notes is estimated based on quoted market prices for the unsecured Notes. As of December 31, 1996, the Company estimated the carrying value of the Mandatory Interest Notes to approximate fair value since these notes were paid in full on January 3, 1997. Long term debt also includes other indebtedness including a Working Capital Facility, a Term Loan and a Reducing Revolving Facility as well as various acquisition, development and construction loans (see Note 10) for which the Company estimates the carrying value to approximate fair value.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The estimated fair values of the Company's financial instruments at December 31 were as follows (in thousands of dollars):

                                                                       1997                        1996
                                                             -----------------------     ----------------------
                                                                           Estimated                  Estimated
                                                             Carrying        Fair        Carrying       Fair
                                                               Value       Value (*)       Value      Value (*)
                                                               -----       ---------       -----      ---------
           Cash and cash equivalents                        $  9,188       $  9,188     $  7,050      $  7,050
           Restricted cash and cash equivalents                1,713          1,713        6,034         6,034
           Predecessor Homesite Contracts Receivable           6,336          6,336        9,649         9,649
           Mortgages, notes and other receivables             34,910         34,910       63,800        63,800
           Other interest bearing liabilities                      -              -        3,062         3,062
           Mandatory Interest Notes                                -              -       37,457        37,457
           Cash Flow Notes                                    37,479         35,655       35,603        22,252
           Other Indebtedness                                 94,929         94,929       96,155        96,155

         --------------
         (*) These values represent an approximation of fair value and may never actually be realized.


(18)     UNAUDITED QUARTERLY FINANCIAL DATA

         Quarterly financial data for the years ended December 31, 1997 and 1996 are summarized below (in thousands of dollars except per share amounts):

                                                     First      Second       Third      Fourth
                                                    Quarter     Quarter     Quarter     Quarter
                                                    -------     -------     -------     -------
1997:
----
    Real estate sales                              $ 16,284    $ 17,775    $ 10,612    $ 22,948
    Other revenues                                    1,965       2,597       1,814       2,653
                                                   --------    --------    --------    --------
    Total revenues                                 $ 18,249    $ 20,372    $ 12,426    $ 25,601
                                                   ========    ========   =========   =========

    Gross margin on real estate sales (*)          $  2,825    $   (113)   $ (1,957)   $ (5,328)
                                                   ========    ========   =========   =========

    Net loss                                       $ (7,276)   $ (8,670)   $(10,801)   $(31,599)
                                                   ========    ========   =========   =========

    Net loss applicable to
     Common Stock                                  $ (7,276)   $ (8,740)   $(12,302)   $(33,751)
                                                   ========    ========   =========   =========

    Net loss per common share                      $   (.75)   $   (.89)  $   (1.07)  $   (2.93)
                                                   ========    ========   =========   =========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         In conjunction with the Company's reviews in 1997 of the net realizable values associated with its inventories and land holdings, the Company provided an inventory valuation reserve in the fourth quarter of 1997 of approximately $14.5 million of which approximately $12.7 was associated with Predecessor Assets (see Note 5).

         Excluding this adjustment, the net loss applicable to Common Stock for the fourth quarter of 1997 was $19.3 million.

                                                                    First         Second           Third         Fourth
                                                                   Quarter        Quarter         Quarter       Quarter
                                                                   -------        -------         -------       -------
           1996:
           ----
                Real estate sales                                  $23,213        $46,282         $16,464       $41,606
                Other revenues                                       2,474          2,938           2,308         3,494
                                                                   -------        -------         -------       -------
                Total revenues                                     $25,687        $49,220         $18,772       $45,100
                                                                   =======        =======         =======       =======

                Gross margins on real estate sales (*)             $ 5,416        $ 8,986         $ 3,775       $ 6,074
                                                                   =======        =======         =======       =======

                Income (loss) before
                   extraordinary items                             $  (405)       $   496         $(9,208)      $(3,434)
                                                                   =======        =======         =======       =======

                Extraordinary items                                $ 3,770        $     -         $ 7,255       $ 2,707
                                                                   =======        =======         =======       =======

                Net income (loss)                                  $ 3,365        $   496         $(1,953)      $  (727)
                                                                   =======        =======         =======       =======

                Income (loss) before extraordinary
                   items per common share                          $  (.04)       $   .05         $  (.95)      $  (.35)
                                                                   =======        =======         =======       =======

                Net income (loss) per common share                 $   .35       $    .05         $  (.20)      $  (.07)
                                                                   =======       ========         =======       =======

              ---------------

         (*) Gross margin on real estate sales represents real estate sales revenue less real estate cost of sales.

         In conjunction with the Company's ongoing business plan to continue to monetize its Predecessor Assets to reduce corporate debt, certain Predecessor Tracts were targeted for bulk disposal in the fourth quarter of 1996 and during 1997. The Company has priced its planned bulk disposals attractively and as a result provided an inventory valuation reserve in the fourth quarter of approximately $10.4 million (see Note 5). The Company also reviewed its claims experience with respect to the utility connection reserve and the number of customers eligible to make a claim against the reserve. Based on these factors noted above, this reserve was decreased by approximately $4.1 million (see Note 9).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Excluding these adjustments, the net income for the fourth quarter of 1996 was $5.6 million.

(19)     FRESH START REPORTING

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

(20)     NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement No.130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
         Statement No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
         (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 130, which is effective for the fiscal years beginning after December 15, 1997, will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the reporting of financial information from the operating segments in annual and interim financial statements issued to shareholders. Statement No. 131 also establishes standards for related disclosures with respect to products and services, geographic areas of operations, and major customers. Statement No. 131, which is effective for fiscal years beginning after December 15, 1997, will have no impact on the Company's consolidated results of operations, financial position or cash flows. However, Statement No. 131, may affect reported segments and the Company is reviewing this matter.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(21)     STOCK OPTIONS

         At December 31, 1997, the Company has three stock based compensation plans (See Note 11 - Stockholders' Equity). The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Compensation cost was recognized for compensation paid to Non-Employee Directors in conjunction with annual retainer fees. The compensation cost charged against income for Non-Employee Directors' annual retainer fees paid in Common Stock was $191,600 and $102,500 for the years ended December 31, 1997 and 1996 respectively. Annual Non-Employee Directors' retainer fees were paid in cash in 1995 and the first six months of 1996 and were charged to income in the respective periods.

         Had compensation cost for the Company's two stock option plans been determined consistent with FAS 123, the Company's net income and earnings per share results would have been reduced to the proforma amounts indicated below:

                                                                  1997              1996              1995
                                                                  ----              ----              ----
                Net (loss) income
                  applicable to
                  common stock         As reported           $ (62,069,000)      $1,181,000       $(20,596,000)
                                       Pro forma               (62,875,702)         649,380        (21,746,322)

                Basic and diluted
                  earnings per
                  common share         As reported           $       (5.82)      $      .12       $      (2.12)
                                       Pro forma                     (5.90)            0.07              (2.24)

         FIXED STOCK OPTION PLANS

         The Company has two fixed stock option plans.

         The Employee Stock Option Plan (the "Employee Option Plan"), implemented in 1993, provides for the issuance of up to 750,000 options to purchase Common Stock at a price equal to the fair market value of the Common Stock at the date of grant. The options vest to the employees over a five-year period or if there is a change in control as defined in the Employee Option Plan. The options vest 40% two years after the date of grant and 20% on each of the three subsequent anniversaries of the date of grant. The options are exercisable for a period of ten years from the date of the grant.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The 1994 Non-Employee Directors' Stock Option Plan (the "1994 Plan"), approved by the Company's shareholders in 1995, provides for the automatic grant of (i) options for 20,000 shares of Common Stock to each non-employee director on December 5, 1994, (ii) options for 20,000 shares of Common Stock to each new non-employee director upon his/her first election or appointment to the board of directors (the "Board"), and (iii) options for 5,000 shares of Common Stock to each non-employee director at the first meeting of directors following such director's subsequent election or appointment to the Board. The option price for any grant under the 1994 Plan is equal to the fair market value of Common Stock at the date of grant. Each option is immediately vested, exercisable, and remains exercisable for a period of 10 years from the grant date. A maximum of 350,000 shares of Common Stock may be issued pursuant to the 1994 Plan.

         In order to calculate the proforma amounts shown above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996, and 1997.

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

                  Contractual term of grant:  Ten years.

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996, and 1995, respectively and the changes during the years ended on those dates is presented below.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


EMPLOYEE STOCK OPTIONS

         The following table summarizes information about employee stock options outstanding at December 31, 1997:

                                                 Weighted-
                              Number of           Average         Weighted-         Number of         Weighted-
      Range of                 Options           Remaining         Average           Options           Average
      Exercise               Outstanding        Contractual       Exercise         Exercisable        Exercise
       Price                 at 12/31/97            Life           Price           at 12/31/97          Price
       -----                 -----------            ----           -----           -----------          -----
      $4.00 - $4.99             50,000               6.9         $  4.31               16,667          $ 4.31
      $5.00 - $5.99            145,750               7.3         $ 5.730               45,000          $5.500
      $6.00 - $6.99            125,000               4.5         $ 6.792              113,000          $6.825
      $7.00 - $7.99             23,500               5.9         $  7.00               18,800           $7.00
      $8.00 - $8.99            136,000               7.1         $ 8.871               54,400          $8.871
    $10.00 - $10.99              1,250               6.1         $10.750                  750         $10.750
    $11.00 - $11.99              1,250               5.5         $ 11.25                  750         $11.250
    $12.00 - $12.99            181,500               6.7         $ 12.00              108,900          $12.00
                               -------                                                -------
                               664,250                                                358,267
                               =======                                                =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


NON-EMPLOYEE DIRECTOR STOCK OPTIONS
-----------------------------------
                                 1995                            1996                             1997
                                 ----                            ----                             ----
  Non-Employee
    Director                        Weighted Avg.                     Weighted Avg.                   Weighted Avg.
  Stock Options            Shares  Exercise Price          Shares    Exercise Price         Shares   Exercise Price
  -------------            ------  --------------          ------    --------------         ------   --------------
 Outstanding at                 0             n/a         150,000            $8.825        185,000          $8.311
the beginning of
      year

 Options granted          150,000          $8.825          35,000            $6.107        120,000          $6.032

Options exercised               0             n/a               0                 0              0               0

Options forfeited               0             n/a               0                 0              0               0
                          -------                         -------                          -------
 Outstanding at           150,000          $8.825         185,000            $8.311        305,000          $7.414
   end of year            =======                         =======                          =======

     Options              150,000               -         185,000                 -        305,000               -
 exercisable at
    year-end.

  Weighted-avg.            $4.509               -          $2.881                 -       $  2.750               -
  fair value of
 options granted
 during the year


Note: This schedule does not include the stock options issued in 1995 pursuant to the 1993 Plan and subsequently surrendered in accordance with the adoption of the 1994 Plan.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The following table summarizes information about non-employee director stock options outstanding at December 31, 1997:

                                               Weighted-
                            Number Of           Average          Weighted-          Number Of          Weighted-
       Range Of              Options           Remaining          Average            Options            Average
       Exercise            Outstanding        Contractual        Exercise          Exercisable         Exercise
        Price              at 12/31/97           Life              Price           at 12/31/97          Price
        -----              -----------           ----              -----           -----------          -----
    $4.00 - $4.99             40,000               9.5             $4.813              40,000             $4.813
    $6.00 - $6.99            115,000               9.1             $6.479             115,000             $6.479
    $7.00 - $7.99             10,000               7.3             $7.875              10,000             $7.875
    $8.00 - $8.99            120,000               7.1             $8.875             120,000             $8.875
    $9.00 - $9.99             20,000               7.2             $ 9.00              20,000             $ 9.00
                             -------                                                  -------
                             305,000                                                  305,000
                             =======                                                  =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(22)     Earnings per Share

         The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands, except per share data):

                                                                        1997            1996             1995
                                                               ---------------------------------------------------
           Numerator:
             Loss before extraordinary items                          $ (58,346)       $ (12,551)       $ (20,596)
             Accrued preferred stock dividends                           (3,296)               -                -
             Accretion of preferred stock to
               redemption amount                                           (427)               -                -
                                                               --------------------------------------------------
             Loss before extraordinary items
               applicable to common stock                               (62,069)         (12,551)         (20,596)
             Extraordinary gain on extinguishment
               of debt                                                        -           13,732                -
                                                               --------------------------------------------------
             Numerator for basic and diluted earnings
               per share - net (loss) income applicable to
               common stock                                           $ (62,069)       $   1,181        $ (20,596)
                                                               ==================================================

           Denominator:
           Denominator for basic and diluted earnings
             per common share - weighted average shares                  10,661            9,709            9,708
                                                               ==================================================

           Basic and diluted earnings per common share:
             Loss before extraordinary items                          $   (5.82)       $   (1.29)       $   (2.12)
             Extraordinary gain on extinguishment
               of debt                                                        -             1.41                -
                                                               --------------------------------------------------
             Net (loss) income per common share                       $   (5.82)       $    0.12        $   (2.12)
                                                               ==================================================

         For additional disclosures regarding the outstanding preferred stock, see Note 11. Options to purchase the Company's Common Stock, described in Note 21, were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the Common Stock and, therefore, the effect would be antidilutive.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(23)     Subsequent Events

         On March 31, 1998, the Company expects to close a sale to Apollo of the remaining 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 347,050 shares of Common Stock, for an aggregate purchase price of $1,735,248. This sale will complete the $25 million placement of Series A Preferred Stock with Apollo. Following such closing, Apollo will own a total of 2.5 million shares of Series A Preferred Stock and Investor Warrants to purchase an additional 5 million shares of Common Stock.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                  Years Ended December 31, 1997, 1996 and 1995
                                  Schedule II -
                        Valuation and Qualifying Accounts
                            (In Thousands of Dollars)

                                                                    Amounts
`                                               Balance at       Charged (Credited)              Balance at
                                                Beginning         to Results of                   End of
                                                of Period          Operations    Deductions(2)    Period
                                                ----------        ----------    -------------     ------
DESCRIPTION
-----------
YEAR ENDED DECEMBER 31, 1995:
Predecessor Homesite Contracts
  Receivable reserves                              $6,945          $(1,516)         $1,076        $4,353
Other receivable reserves (1)                       2,365            2,173             732         3,806
                                                   ------          -------          ------        ------
          Total                                    $9,310          $   657          $1,808        $8,159
                                                   ======          =======          ======        ======


YEAR ENDED DECEMBER 31, 1996:
Predecessor Homesite Contracts
  Receivable reserves                              $4,353          $(1,300)         $  923        $2,130
Other receivable reserves (1)                       3,806             (784)            290         2,732
                                                   ------          -------          ------        ------
          Total                                    $8,159          $(2,084)         $1,213        $4,862
                                                   ======          =======          ======        ======


YEAR ENDED DECEMBER 31, 1997:
Predecessor Homesite Contracts
  Receivable reserves                              $2,130          $  (826)         $  293        $1,011
Other receivable reserves (1)                       2,732              440             589         2,583
                                                   ------          -------          ------        ------
          Total                                    $4,862          $  (386)         $  882        $3,594
                                                   ======          =======          ======        ======
---------------

(1)    Reserves are a deduction from mortgages, notes and other receivables.
(2) Deductions represents amounts charged to reserves resulting from the cancellation, write-off, sale or other disposition of the related receivables.