Form 10-K/A
period 1997-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1998-04-30
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                  FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                ....................... TO ......................

                          Commission file number 1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         59-0720444
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      2601 SOUTH BAYSHORE DRIVE
            MIAMI, FLORIDA                                            33133-5461
(Address of principal executive offices)                              (Zip Code)

                                  (305)859-4000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                (SECURITIES ARE LISTED ON NASDAQ NATIONAL MARKET)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the registrant's Common Stock as of March 20, 1998 was $44.0 MILLION.

         The number of shares outstanding of the registrant's Common Stock as of March 20, 1998 was 11,529,599.

                       -----------------------------------

                       Documents Incorporated by Reference

                                      NONE

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS AMENDMENT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A-1 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, CERTAIN MATTERS DISCUSSED HEREIN CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN FLORIDA AND OTHER SOUTHEAST U.S. PRIMARY MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY FLORIDA AND OTHER SOUTHEAST U.S. MARKETS; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS.

                                  INTRODUCTION


         Atlantic Gulf Communities Corporation (the "Company") is filing this Form 10-K/A-1 in order to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (which was filed on March 31, 1998 -- the "1997 Form 10-K") to (1) add the following Part III disclosures which were not included in the 1997 Form 10-K, as filed, and (2) to amend Part IV, Item 14. Exhibits, Financial Statements and Forms 8-K, to add certain additional Exhibits.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth certain information concerning the directors of the Company:

                     Name                     Age                      Position(s) with the Company
                     ----                     ---                      ----------------------------
Gerald D. Agranoff (1)(7)(8)(9)               51           Director and Chairman of the Compliance Committee

James M. DeFrancia (3)(5)(6)(9)               56           Director

Stuart F. Koenig (4)(5)(6)                    45           Director

Ricardo Koenigsberger (4)(5)(6)(7)(8)         31           Director and Chairman of the Audit Committee

Charles K. MacDonald (1)(7)(9)                39           Director

Lee Neibart (4)(6)(8)                         47           Director and Chairman of the Compensation/Stock
                                                           Option Committee and the Acquisitions/Dispositions
                                                           Committee

J. Larry Rutherford (2)(8)(9)                 52           Director, President, Chief Executive Officer and
                                                           Chairman of the Refinancing Committee

---------------------------
(1)      A Class 1 Director  whose term on the Board of Directors of the Company
         (the  "Board")  will  expire  at  the  Company's   Annual   Meeting  of
         Stockholders (the "Stockholders") in 1999 (the "1999 Annual Meeting").

(2) A Class 2 Director whose term on the Board will expire at the Company's Annual Meeting of Stockholders in 2000 (the "2000 Annual Meeting").

(3) A Class 3 Director whose term on the Board will expire at the Company's Annual Meeting of Stockholders in 1998 (the "1998 Annual Meeting").

(4) Appointed by AP-AGC, LLC ("Apollo") (an "Apollo Director"), for a one-year term, which will expire at the 1998 Annual Meeting. Apollo is the sole holder of the 20% Cumulative Redeemable Convertible Preferred Stock, Series A, of the Company (the "Series A Preferred Stock"). Pursuant to the Investment Agreement (as defined below), Apollo has the right to appoint three (3) directors to the Board.

(5)      Member of the Audit Committee.

(6) Member of the Compensation/Stock Option Committee. Mr. Koenigsberger is an alternate member of the Compensation/Stock Option Committee in the absence of Mr. Koenig or Mr. Neibart.

(7)      Member of the Compliance Committee.

(8)      Member of the Acquisitions/Dispositions Committee.

(9)      Member of the Refinancing Committee, which was formed in February 1998.

         Immediately following the election of directors at the Company's Annual Meeting of Stockholders in 1997, the Board consisted of Gerald N. Agranoff, James W. Apthorp, Allen A. Blase, Jerome C. Cohen, Raymond Ehrlich, W.D. Frederick, J. Larry Rutherford, W. Edward Scheetz, Lawrence B. Seidman and John
W. Temple.  Effective upon the closing (the "Closing, which occurred on June 24,
1997) of the Amended and Restated Investment Agreement (the "Investment Agreement"), dated as of February 7, 1997, amended as of March 20, 1997, and amended and restated as of May 15, 1997, by and between the Company and Apollo:

         - Messrs. Apthorp, Blase, Cohen, Ehrlich, Frederick, Seidman and Temple resigned from the Board in accordance with the terms of the Investment Agreement;

         - Apollo appointed Messrs. Neibart and Koenigsberger to the Board (see Note 4 to the Director table above);

         - Mr. Rutherford, who was a Class 3 director, resigned from the Board and was immediately reappointed to the Board as a Class 2 director;

         - Mr. Agranoff, who was a Class 3 director, resigned from the Board and was immediately reappointed to the Board as a Class 1 director;

         - Mr. Scheetz, the original Apollo designee on the Board, resigned from the Board and was immediately reappointed to the Board by Apollo (see Note 4 to the Director table above);

         -     Mr.  DeFrancia  was appointed to the Board as a Class 3 director;
               and

         -     Mr. MacDonald was appointed to the Board as a Class 1 director.

         In October, 1997, Mr. Scheetz resigned from the Board, and Apollo appointed Mr. Koenig to the Board, in accordance with the right granted to it under the Investment Agreement to appoint three (3) directors to the Board, to fill the vacancy left by Mr. Scheetz's resignation.

PRINCIPAL OCCUPATIONS AND DIRECTORSHIPS HELD BY THE DIRECTORS

         Mr. Agranoff has been a director since June 1994. He is a general partner of, and general counsel to, Edelman Securities Company, L.P. (formerly Arbitrage Securities Company), a registered broker-dealer. He has been affiliated with Edelman Securities Company, L.P. since January 1982. In addition, Mr. Agranoff is currently counsel to the law firm of Pryor, Cashman, Sherman & Flynn, in New York. From 1975 through 1981, Mr. Agranoff was engaged exclusively in the private practice of law in New York. In addition, he was an adjunct instructor at New York University's Institute of Federal Taxation. Prior to entering private practice, Mr. Agranoff served as attorney-advisor to a judge of the United States Tax Court. Mr. Agranoff is a director of Datapoint Corporation, Canal Capital Corporation, Bull Run Corporation and American Energy Group, Ltd.

         Mr. DeFrancia has been a principal of Lowe Enterprises, Inc., a national real estate development company engaged in residential, commercial and resort development activities, since 1987. Since 1995, he has served as Chairman of Lowe Enterprises Mid-Atlantic Inc., and president of Lowe Enterprises Community Development, which is headquartered in suburban Washington, D.C., and manages the development of large scale community projects nationally. He has also managed projects where Lowe has been retained by banks, insurance companies and Federal agencies as a consultant/development manager for properties in numerous states.

         Mr. Koenig joined Apollo Real Estate Advisors in 1995 as Chief Financial Officer. Prior to that time, Mr. Koenig was a Vice President in the Real Estate Principal Investment Area of Goldman, Sachs & Co., where he served as Controller and Director of Investor Relations for the three Whitehall real estate investment funds.

         Mr. Koenigsberger has been associated with Apollo Real Estate Advisors I, L.P., since 1995 and a partner of Apollo Real Estate Advisors II, L.P. since 1996, which, together with affiliates, act as managing general partners of the Apollo Real Estate Investment Funds, private real estate investment funds which invest in direct and indirect real property interests, including real estate related public and private debt and equity securities. Since prior to 1995, Mr. Koenigsberger has been associated with Apollo Advisors, L.P., which acts as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., private securities investment funds. Mr. Koenigsberger is a director of Meadowbrook Golf, Inc., and CB Commercial.

         Mr. MacDonald is President of Morgandane Management Corp., an investment advisory firm. From 1987 to 1995, he was a securities analyst and portfolio manager with Elliott Associates, L.P. Mr. MacDonald is a director of Marvel Entertainment Group, Inc.

         Mr. Neibart has been a partner of Apollo Real Estate Advisors I, L.P., since 1993 and of Apollo Real Estate Advisors II, L.P., since 1996, which, together with affiliates, act as managing general partners of the Apollo Real Estate Investment Funds, private real estate investment funds which invest in direct and indirect real property interests, including real estate related public and private debt and equity securities. Since prior to 1992, Mr. Neibart was Executive Vice President and Chief Operating Officer of The Robert Martin Company, a private real estate development and management firm based in Westchester County, New York. Mr. Neibart is a director of Koger Equity, Inc., Metropolis Realty, Inc., NextHealth, Inc., Meadowbrook Golf, Inc., All-Right Parking Corp. and Roland International, Inc.

         See ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES below for biographical information concerning Mr. Rutherford.

COMMITTEES OF THE BOARD ("COMMITTEES") AND MEETINGS OF THE BOARD AND COMMITTEES

         The Board has five (5) standing Committees, the Acquisitions/Dispositions Committee, the Audit Committee, the Compensation/Stock Option Committee (formerly known as the Human Relations Committee), the Compliance Committee and the Refinancing Committee.

         The Acquisitions/Dispositions Committee held no meetings in fiscal year 1997. The current members of the Acquisitions/Dispositions Committee are Messrs. Agranoff, Koenigsberger, Neibart (the Chairman) and Rutherford. The principal functions of the Acquisitions/Dispositions Committee are to (1) approve all operational decisions to implement the Board-approved business plan(s), (2) approve real estate acquisitions which commit no more than $5 million of Company equity in any single transaction, (3) approve dispositions of Company assets with gross sales prices no greater than $3 million per transaction and (4) delegate certain authorities to the President and Chief Executive Officer of the Company relating to acquisitions, dispositions and personnel matters, subject to the restrictions set forth with respect to these matters in the Investment Agreement.

         The Audit Committee held one (1 ) meeting in fiscal year 1997. The current members of the Audit Committee are Messrs. DeFrancia, Koenig and Koenigsberger (the Chairman). The principal functions of the Audit Committee are to (1) select and engage on the Company's behalf, and fix the compensation of, a firm of certified public accountants whose duty it shall be to audit the books and accounts of the Company and its subsidiaries for the fiscal year in respect of which they are appointed, and who shall report to the Audit Committee, and
(2) confer with the accountants and determine, and from time to time report to the Board upon, the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company and its subsidiaries.

         The Compensation/Stock Option Committee held three (3) meetings in fiscal year 1997. The current members of the Compensation/Stock Option Committee are Messrs. DeFrancia, Koenig and Neibart (the Chairman). Mr. Koenigsberger is an alternate member of the Compensation/Stock Option Committee. The principal functions of the Compensation/Stock Option Committee are to (1) administer and approve all elements of compensation for Company officers and senior staff members, (2) administer and approve participation in all awards, grants and related actions under the provisions of each of the Company's annual incentive and/or stock option programs, including under the Company's Employee Stock Option Plan, as amended (the "Employee Option Plan") and (3) report to Stockholders on executive compensation items, as required by the Securities and Exchange Commission (the "SEC").

         The Compliance Committee held no meetings in fiscal year 1997. The current members of the Compliance Committee are Messrs. Agranoff (the Chairman), Koenigsberger and MacDonald. The principal function of the Compliance Committee is to monitor the Company's compliance with the terms of the November 1992 Final Judgment of Permanent Injunction against the Company as it relates to the Company's sales and marketing practices.

         The Refinancing Committee was formed in February 1998. The current members of the Refinancing Committee are Messrs. Agranoff, DeFrancia, MacDonald and Rutherford (the Chairman). The principal function of the Refinancing Committee is to approve all decisions concerning negotiations with Apollo for the release of its security interest in the Company's projects in connection with a Company corporate debt refinancing.

         The Board currently consists of Messrs. Agranoff, DeFrancia, Koenig, Koenigsberger, MacDonald, Neibart and Rutherford (the Chairman of the Board). The Board held six (6) regularly scheduled meetings (including the Board meeting held in connection with the Annual Meeting of Stockholders in 1997) and seven
(7) special meetings during fiscal year 1997. Each director attended at least 75% of the aggregate number of meetings of the Board (that were held during his term on the Board) and committees on which he served during 1997 (except that Mr. Koenigsberger attended the last two Compensation/Stock Option Committee meetings held during 1997 in Mr. Neibart's absence).

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

         The following table sets forth certain information about the current executive officers and certain other key employees of the Company:

             Name                 Age                               Position(s) with the Company
             ----                 ---                               ----------------------------
J. Larry Rutherford                52         President, Chief Executive Officer, Director and Chairman of the Board
Thomas W. Jeffrey                  38         Executive Vice President and Chief Financial Officer
John Laguardia                     59         Executive Vice President and Chief Operating Officer
Jay C. Fertig (1)                  38         Former Senior Vice President - National Land Sales
J. Thomas Gillette, III            53         Senior Vice President - Community Development for North Florida
Frank C. Weed                      49         Senior Vice President - Resorts
Kimball D. Woodbury                46         Senior Vice President - Acquisitions
Paula J. Cook                      39         Vice President and Controller
John H. Fischer                    40         Vice President and Treasurer
Joel K. Goldman                    32         Vice President, Secretary and General Counsel
Susan M. Kinsey                    46         Vice President - Human Resources
Marcia Langley (2)                 37         Former Vice President and Special Counsel - Business Development and
                                              Assistant Secretary
Kevin M. O'Grady                   43         Vice President - Business Development
Claudia Troisi                     48         Vice President - South Florida General Manager

----------------------

(1) Mr. Fertig's employment with the Company terminated in January 1998. See ITEM 11. EXECUTIVE COMPENSATION - SEVERANCE ARRANGEMENTS below.

(2)      Ms. Langley's employment with the Company terminated in April 1998.


         Officers of the Company are appointed by and serve at the discretion of the Board and the Company. Certain officers of the Company have employment agreements with the Company which entitle them, in certain circumstances, to receive certain payments and other benefits from the Company in the event their employment with the Company is terminated prior to the expiration of the terms of their employment agreements.

         Mr. Rutherford was elected Chairman of the Board in June 1997 and has been the Chief Executive Officer of the Company since March 1991 and the President of the Company since January 1991. Mr. Rutherford has been a director of the Company since January 1991, when he was also named the Company's Acting Chief Executive Officer. Mr. Rutherford joined the Company in September 1990 as its Executive Vice President-Operations. Before his employment with the Company, from May 1989 to August 1990, Mr. Rutherford served as President and Chief Executive Officer of Gulfstream Land & Development Corp. ("Gulfstream"), a Florida-based community development and homebuilding company. In this capacity, Mr. Rutherford was charged with restructuring $300 million in Gulfstream debt. Gulfstream actively developed seven large-scale mixed-use communities totaling 27,000 acres in Fort Lauderdale, Tampa, Jacksonville, Sarasota and Orlando, Florida; Atlanta, Georgia; and Richmond, Virginia. In addition, Gulfstream managed a homebuilding subsidiary which sold approximately 500 units per year. Prior to being named Gulfstream's Chief Executive Officer, Mr. Rutherford served Gulfstream as President and Chief Operating Officer from 1986 until May 1989, and as Senior Vice President from 1982 until 1986. From 1974 to 1982, Mr. Rutherford worked in various real estate-related financial and operational capacities for Wintergreen Development, Inc. and the Cabot, Cabot & Forbes Company. In 1992, Mr. Rutherford was named as a defendant in a three-count Information filed by the State Attorney for Broward County, Florida. The charges in the Information, which include a charge of vehicular homicide, relate to an April 1991 traffic accident in which a passenger was killed. As of April 1998, no trial date has been scheduled. Following review of the circumstances surrounding this accident and the charges, the Board has expressed its continuing confidence in Mr. Rutherford's ability to perform his duties as President and Chief Executive Officer.

         Mr. Jeffrey has been the Company's Executive Vice President and Chief Financial Officer since October 1994. Mr. Jeffrey joined the Company in June 1991 as Senior Vice President - Law and Secretary and was named its General Counsel in September 1991. From 1987 to 1991, Mr. Jeffrey practiced bankruptcy and securities law with Wilmer, Cutler & Pickering, in Washington, D.C., and developed a specialization in financial restructurings. Prior to 1987, Mr. Jeffrey served as a judicial clerk to the Hon. Nathanial R. Jones, Judge on the United States Court of Appeals for the Sixth Circuit, Cincinnati, Ohio, and to the Hon. Richard A. Enslen, Judge on the United States District Court for the Western District of Michigan, Kalamazoo, Michigan.

         Mr. Laguardia joined the Company as Executive Vice President and Chief Operating Officer in December 1997. From 1995 until 1997, Mr. Laguardia had been President and CEO of American Heritage Homes, having served as Receiver and Trustee of American Heritage's predecessor since 1992. During Mr. Laguardia's tenure, American Heritage returned to financial health and grew to become a major homebuilder in the Orlando and Tampa markets. From 1990 to 1992, Mr. Laguardia was Senior Vice President & CFO of Fairfield Communities, Inc., a large scale developer of resort and primary home communities. Prior to that, he served for one year as Senior Vice President and Chief Financial Officer of the Michael Swerdlow Companies, Inc., a fully integrated, Florida-based real estate development company. From 1982 to 1989, Mr. Laguardia served in a number of capacities, including Executive Vice President and Chief Operating Officer, with Gulfstream.

         Mr. Gillette joined the Company in 1991, and since February 1996 has been Senior Vice President Community Development for North Florida overseeing the Company's projects in Tampa and Jacksonville, Florida, and Cary, North Carolina. Prior to 1996, he served as Vice President and General Manager for the Company's Jacksonville and Tampa projects. Prior to joining the Company, Mr. Gillette held the position of Vice President and General Manager for Westinghouse Treasure Coast Communities in Vero Beach, Florida for approximately two years where he directed all activities associated with a luxury residential project. During most of the 1980's, Mr. Gillette was President of the Northeast Florida Division for Gulfstream. Previously, Mr. Gillette owned and operated a home building and brokerage company in Richmond, Virginia for seven years.

         Mr. Weed joined the Company in July 1997 as Senior Vice President - Resorts Division and has management oversight responsibility for the West Bay project in Naples, Florida, as well as the Jupiter Ocean Grande Project in Jupiter, Florida. Prior to joining the Company, Mr. Weed was Chief Executive Officer of Island Developers, Ltd., the developer of Fisher Island, Florida. He was also responsible for the development of several large-scale residential communities such as Boca West and Cherry Valley.

         Mr. Woodbury has served as Senior Vice President - Acquisitions since April 1997 and is responsible for evaluating potential major market land acquisitions. From July 1995 until March 1997, Mr. Woodbury was Senior Vice President - Community Development and was responsible for the Company's South Florida subdivision homesite projects. Mr. Woodbury served as Senior Vice President - Business Development from September 1994 until July 1995. Prior to that time, he served as the Company's Vice President - Planning and Business Development from December 1991 and has been with the Company in various land planning capacities since 1981. From 1976 until joining the Company, Mr. Woodbury worked in a variety of government planning positions and as a private development consultant.

         Ms. Cook was named Vice President and Controller in November 1997 after working in the Company's tax department since 1994. Prior to joining the Company, Ms. Cook practiced in public accounting for five years with Deloitte & Touche and Coopers & Lybrand. Ms. Cook is a Certified Public Accountant.

         Mr. Fischer has been a Vice President of the Company since March 1992 and was appointed Treasurer in February 1994. Mr. Fischer has worked for the Company in various capacities since August 1988. Prior to joining the Company, from 1981 to 1987, Mr. Fischer was employed by the Florida Power & Light Company in its financial resources department.

         Mr. Goldman joined the Company as Vice President and Assistant General Counsel in January 1996. In March 1997, Mr. Goldman was named Vice President, Secretary and General Counsel of the Company. From 1990 until 1996, Mr. Goldman was a real estate associate with the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. in Miami.

         Ms. Kinsey joined the Company in 1989 as Director - Human Resources and was promoted to Vice President Human Resources in May 1992. Prior to joining the Company, Ms. Kinsey was with Arvida for 14 years in various human resources positions.

         Mr. O'Grady joined the Company in 1995 as Vice President - Business Development. Prior to joining the Company, Mr. O'Grady spent nearly 20 years in the real estate industry and was involved both in commercial and residential investment and development. Mr. O'Grady was with Rosenthal-Shuler Realty Partners, Ahmanson Development as Vice President - Venture Operations and President of Robert Trent Jones International Development Company in Washington, D.C.

         Ms. Troisi joined the Company as Vice President, South Florida General Manager, in April 1997. Ms. Troisi has more than 20 years experience in the real estate business. Prior to joining the Company, she was the Vice President, General Manager, for Arvida/JMB Partners for three years. Prior to joining Arvida, she was Senior Vice President for the Baldwin Company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the directors and certain officers of the Company and beneficial owners of more than ten percent (10%) of the Company's Common Stock to file reports of securities ownership and changes in such ownership with the SEC. Based solely upon a review of the copies of such forms furnished to the Company and the representations made by such persons to the Company, the Company believes that during fiscal year 1997 its directors, officers and ten percent beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of (1) Mr. McLaughlin who filed one Form 4 late and (2) Mr. Weed who filed a Form 3 late.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation accrued/paid by the Company during the periods indicated for services rendered to the Company and its subsidiaries by (1) the Company's Chief Executive Officer, (2) the four highest paid executive officers other than the Chief Executive Officer and (3) up to two other executive officers who left the employ of the Company prior to December 31, 1997, but who would have been included in (2) above if they had been officers of the Company on December 31, 1997 (the "Named Executive Officers").


                                          Annual Compensation(1)                    Long Term Compensation
                                  --------------------------------------  ----------------------------------------
                                                                                    Awards              Payouts
                                                                          -------------------------   ------------
                                                            Other          Restricted   Securities
                       Fiscal                               Annual           Stock      Underlying                     All Other
                        Year       Salary      Bonus     Compensation(6)     Award(s)    Option(s)    LTIP Payouts   Compensation(7)
                       ------     --------    --------   ---------------  -----------   -----------   ------------   ---------------
J. Larry Rutherford,     1997     $425,000    $306,000        --              -0-        3,000,000(11)    -0-         $    3,673
President and Chief      1996      400,000     295,000        --              -0-            -0-          -0-              3,183
Executive Officer        1995      350,000     230,000        --              -0-           50,000        -0-              2,288

Thomas W. Jeffrey,       1997     $200,000    $105,000        --              -0-                         -0-         $    4,563
Executive Vice           1996      175,000      85,000        --              -0-          250,000(12)    -0-              3,403
President and Chief      1995      175,000      55,220        --              -0-           20,000        -0-              2,616
Financial Officer                                                                           40,000

Jay C. Fertig, Senior    1997     $ 70,000    $210,997(2)     --              -0-            -0-          -0-         $    4,059
Vice President(8)        1996       70,000     329,777(2)     --              -0-           10,000        -0-              3,946
                         1995       70,000     152,992(2)     --              -0-           10,000        -0               1,922

Kimball D. Woodbury,     1997     $150,000    $ 77,308(9)     --              -0-            -0-          -0-         $    3,943
Senior Vice President    1996      135,000      25,783(9)     --              -0-           10,000        -0-                -0-
- Acquisitions           1995      128,367      28,123(9)     --              -0-           10,000        -0-              1,359

Kevin M. O'Grady, Vice   1997     $100,000    $210,781(5)  $  --              -0-            -0-          -0-         $      626
President(3)             1996      100,000     168,914(5)     --              -0-            5,000        -0-                -0-
                         1995       42,433      50,000(2)   9,274             -0-            -0-          -0-                -0-

Brian  A. McLaughlin,    1997     $ 76,923    $570,269(2)  $  --              -0-            -0-          -0-         $  193,445(10)
Former President -       1996      250,000     618,907(2)     --              -0-            -0-          -0-              2,250
Atlantic Gulf Land       1995      110,577      66,887(2)  24,138             -0-            -0-          -0-                -0-
Company(3)(4)

------------------

  (1) Salary and commissions are included in the table on a when paid basis and bonuses are included on a when accrued basis.

  (2)    These amounts consist entirely of commissions.

  (3)    Messrs. O'Grady and McLaughlin joined the Company in July 1995.

  (4) Mr. McLaughlin left the Company in April 1997. See ITEM 11. EXECUTIVE COMPENSATION -- CONSULTING, BROKERAGE AND OTHER SIMILAR ARRANGEMENTS WITH FORMER NAMED EXECUTIVE OFFICERS - LP MANAGEMENT SERVICES AGREEMENT and OG MANAGEMENT SERVICES AGREEMENT below.

  (5) The bonus amounts for Mr. O'Grady include commissions of $200,781 and $153,914 in 1997 and 1996, respectively.

  (6) While the Named Executive Officers receive certain perquisites, except as stated herein, such perquisites did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus for any periods presented. Other Annual Compensation for Mr. McLaughlin included $20,413 for relocation expenses in 1995.

  (7) Represents amounts contributed on the officer's behalf by the Company to its 401(k) Plan.

  (8) Mr. Fertig left the Company in January 1998. See ITEM 11. EXECUTIVE COMPENSATION -- SEVERANCE ARRANGEMENTS and CONSULTING, BROKERAGE AND OTHER SIMILAR ARRANGEMENTS WITH FORMER NAMED EXECUTIVE OFFICERS -- EXCLUSIVE BROKERAGE AND CONSULTING AGREEMENT WITH BAYSHORE LAND GROUP, INC. below.

    (9) The bonus amounts for Mr. Woodbury include commissions of $10,308, $15,783 and $7,438 in 1997, 1996 and 1995, respectively.

   (10) All other Compensation for Mr. McLaughlin in 1997 consists of severance of $173,077, vacation pay of $16,277 and 401(k) plan contributions of $4,091.

   (11) All of these stock options are subject to Stockholder approval, which approval has not yet been obtained. See ITEM 11. EXECUTIVE COMPENSATION -- STOCK OPTION GRANTS DURING FISCAL YEAR 1997 and EMPLOYMENT AGREEMENTS below.

   (12) Includes 200,000 of options which are subject to Stockholder approval, which approval has not yet been obtained. See ITEM 11. EXECUTIVE COMPENSATION -- STOCK OPTION GRANTS DURING FISCAL YEAR 1997 and EMPLOYMENT AGREEMENTS below.


         STOCK OPTION GRANTS DURING FISCAL YEAR 1997

         The following table sets forth summary information concerning options to purchase Common Stock granted to Named Executive Officers in 1997.

-----------------------------------------------------------------------------------------------------------------------------
                                                    Percent of Total Options
                                                    Granted to Employees in   Exercise     Expiration        Grant Date
Name                               Options Granted  Fiscal Year               Price        Date              Present Value(4)
-----------------------------------------------------------------------------------------------------------------------------
J. Larry Rutherford                 3,000,000(1)            92.3%                 (1)     11/17/04(1)            (1)
-----------------------------------------------------------------------------------------------------------------------------
Thomas W. Jeffrey                      50,000(2)             1.5%              $4.3125    11/17/04              $1.94
                                      200,000(3)             6.2%                 (3)     11/17/04(3)            (3)
-----------------------------------------------------------------------------------------------------------------------------
Jay C. Fertig                               0                 --                  --            --                --
-----------------------------------------------------------------------------------------------------------------------------
Kimball D. Woodbury                         0                 --                  --            --                --
-----------------------------------------------------------------------------------------------------------------------------
Kevin M. O'Grady                            0                 --                  --            --                --
-----------------------------------------------------------------------------------------------------------------------------
Brian A. McLaughlin                         0                 --                  --            --                --
-----------------------------------------------------------------------------------------------------------------------------

    (1) This option is subject to Stockholder approval, which approval has not yet been obtained. No portion of this option may be exercised before such approval is obtained. Assuming such approval is obtained, this option will vest in 750,000 share tranches on each of the Stockholder approval date and December 31, 1998, 1999 and 2000. If the Stockholders do not approve this option prior to September 30, 1998, the option will be deemed null and void ab initio, and Mr. Rutherford will have the right to terminate his Employment Agreement with the Company. See ITEM
         11. EXECUTIVE COMPENSATION -- EMPLOYMENT AGREEMENTS - MR. RUTHERFORD'S EMPLOYMENT AGREEMENT below. The per share exercise price of this option will be the fair market value of the Common Stock on the date the Stockholders approve the option. The grant date present value of this option cannot be determined until its exercise price is set.

    (2) This option will vest according to the following schedule: (a) options for 16,667 shares of Common Stock vested on November 17, 1997, (b) options for 16,667 shares will vest on June 30, 1998 and (c) options for 16,666 shares will vest on June 30, 1999.

    (3) This option is subject to Stockholder approval, which approval has not yet been obtained. No portion of this option may be exercised before such approval is obtained. Assuming such approval is obtained, this option will vest according to the following schedule: (a) options for 66,667 shares will vest on each of the Stockholder approval date and June 30, 1998 and (b) options for 66,666 shares will vest on June 30, 1999. If the Stockholders do not approve this option on or before September 30, 1998, the option will expire retroactively to its original grant date, and Mr. Jeffrey will have the right to terminate his Employment Agreement with the Company. See ITEM 11. EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS - MR. JEFFREY'S EMPLOYMENT AGREEMENT below. The per share exercise price of this option will be the fair market value of the Common Stock on the date the Stockholders approve the option. The grant date present value of this option cannot be determined until its exercise price is set.

    (4) The grant date present values are calculated based on the "risk-free" Black-Scholes model. The assumptions used in the calculations include an expected volatility of .417, a rate of return of 5.8%, no dividend yield and a time to exercise of five years.

AGGREGATED STOCK OPTION EXERCISES IN FISCAL YEAR 1997 AND STOCK OPTION VALUES AT DECEMBER 31, 1997

         The following table sets forth information concerning options to purchase Common Stock held by each of the Named Executive Officers during fiscal year 1997 and the value of their unexercised options at December 31, 1997. None of the Named Executive Officers exercised any options to purchase Common Stock during fiscal year 1997.


                                                               Number of Securities                   Value of
                                                                    Underlying                      Unexercised
                              Shares                               Unexercised                     In-the-Money
                             Acquired                               Options at                      Options at
                                on             Value             December 31, 1997             December 31, 1997(1)
                             Exercise         Realized      Exercisable     Unexercisable   Exercisable Unexercisable
                             --------         --------      -----------     -------------   ----------- -------------

J. Larry Rutherford            -0-         $     -0-          192,500         3,082,500      $     -0-   $    -0-
Thomas W. Jeffrey              -0-               -0-           74,667           295,333          3,125      6,250
Jay C. Fertig                  -0-               -0-           18,000            22,000            -0-        -0-
Kimball D. Woodbury            -0-               -0-           18,000            22,000            -0-        -0-
Kevin M. O'Grady               -0-               -0-              -0-               -0-            -0-        -0-
Brian A. McLaughlin            -0-               -0-              -0-               -0-            -0-        -0-

----------------

    (1) Represents the difference between the fair market value of the Common Stock on December 31, 1997 (i.e., $4.50 per share) and the per share exercise prices of the options.


DEFINED BENEFIT RETIREMENT PLAN

         The Company has a defined benefit plan (the "Retirement Plan") that covers most employees who met certain age and service requirements before December 31, 1990. The Retirement Plan was amended in 1990 to fix benefits and service accruals as of December 31, 1990. The following table reflects estimated annual benefits payable on retirement under the Retirement Plan in the form of a life annuity. Because credited service ceased in 1990 and none of the Company's executive officers has 15 years of credited service, the table does not display more than 15 years. Benefits payable under the Retirement Plan are subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), and benefits in certain situations may be subject to offsets for Social Security.


----------------------------------------------------------------------------------------------------------
                                                                  Years of Credited Service
                                                  --------------------------------------------------------
                                                             5                 10                 15
   Assumed Highest Average Compensation                      -                 --                 --
----------------------------------------------------------------------------------------------------------
                $ 75,000                                  $4,467            $ 8,935            $13,402
----------------------------------------------------------------------------------------------------------
                 100,000                                   6,155             12,310             18,465
----------------------------------------------------------------------------------------------------------

         Because of the 1990 amendment to the Retirement Plan, of the executive officers named in the Summary Compensation Table, only Mr. Fertig and Mr. Woodbury are entitled to participate in the Retirement Plan. Their credited service is frozen at 6 and 10 years, respectively, and their benefits are fixed at their average salaries for the five years ended December 31, 1990 of $46,454 and $50,192, respectively.

COMPENSATION OF DIRECTORS

         Under the 1996 Non-Employee Directors' Stock Plan, each Non-Employee Director receives (1) an annual retainer of $25,000 paid in Common Stock quarterly based on the share price at the end of the previous quarter, (2) $3,000 per Board meeting attended in person and (3) $1,000 per Board meeting attended by telephone. Board meeting fees are paid in cash quarterly. No fees are paid for attending Board Committee meetings or for serving as Chairman of a Board Committee. Mr. Rutherford is an employee Director and, therefore, is not entitled to participate in the Non-Employee Directors' Stock Plan. Effective April 1, 1998, the Board amended the 1996 Non-Employee Directors' Stock Plan to provide that (a) sixty percent (60%) of the annual retainer (i.e., $15,000) would be paid in Common Stock and (2) the remaining forty percent (40%) of the annual retainer (i.e., $10,000) would be paid in cash. The purpose of this change is to provide the Non-Employee Directors with cash in an amount sufficient to pay their taxes on the annual retainer.

         Under the Non-Employee Directors' Stock Option Plan, each Non-Employee Director who was a director on February 6, 1995 (1) was granted an option to acquire 20,000 shares of Common Stock and (2) is granted an option to acquire 5,000 shares of Common Stock at the first meeting of directors following each subsequent election or appointment of such director to the Board. Each person who became (or becomes) a Non-Employee Director after February 6, 1995, (1) was (will be) granted an option to acquire 20,000 shares of Common Stock and (2) is (will be) granted an option to acquire 5,000 shares of Common Stock at the first meeting of directors following each subsequent election or appointment of such person to the Board. The exercise price of each of these options is 100% of the fair market value of the Common Stock on the option grant date. Each option is fully vested on the grant date and has a term of 10 years. Options for a maximum of 350,000 shares of Common Stock may be granted under this plan. Effective April 1, 1998, the Board amended the Non-Employee Directors' Stock Option Plan to provide that each Apollo Director will be granted an option to purchase 1,667 shares of Common Stock each time he is re-appointed to the Board. Every third year that an Apollo Director is re-appointed to the Board his option grant will cover 1,666 shares of Common Stock, with the result that an Apollo Director who is re-appointed to the Board for three consecutive years will receive three (3) options covering the same number of shares of Common Stock (i.e., 5,000) as a Class 1, 2 or 3 Director who is re-elected to a three-year term.

         In 1997, the Stockholders approved an amendment to the Non-Employee Directors' Stock Option Plan to extend the exercise periods of the options granted under that plan to the seven (7) directors (Messrs. Apthorp, Blase, Cohen, Ehrlich, Frederick, Seidman and Temple) who resigned effective as of the Closing in accordance with the terms of the Investment Agreement (the "Former Directors") from 90 days following their resignation dates to the earlier of (1) the scheduled expiration dates of such options (i.e., the tenth anniversary of their grant dates) or (2) the expiration of the period ending on the second anniversary of the effective dates of their resignations plus the expiration of the period equal to 6 months for each full 12 months such Former Director served as a Board member. Consequently, the exercise periods of the options held by the seven Former Directors were extended as follows: Mr. Apthorp
- 20,000 options until June 2002; Mr. Blase - 25,000 options until June 2000; Mr. Cohen - 20,000 options until December 2001; Mr. Ehrlich - 25,000 options until December 2001; Mr. Frederick - 25,000 options until June 2001; Mr. Seidman
- 20,000 options until December 1999; and Mr. Temple - 25,000 options until December 2001.

EMPLOYMENT AGREEMENTS

         Defined terms used in each of the subsections of this section are applicable solely for purposes of the subsection in which they are used and not for any other purpose, section or subsection herein.

         MR. RUTHERFORD'S EMPLOYMENT AGREEMENT. On November 17, 1997, Mr. Rutherford and the Company entered into that certain Employment Agreement (as amended on November 26, 1997, and on December 29, 1997), pursuant to which the Company agreed to continue to employ Mr. Rutherford as President and Chief Executive Officer of the Company for the period commencing on and as of July 1, 1997 and ending on December 31, 2000, unless terminated sooner in accordance with its terms.

         Pursuant to his Employment Agreement, Mr. Rutherford will be paid a base salary of $450,000 per year ("Base Salary"). Beginning January 1, 1999, the Base Salary will be reviewed, at least annually, by the Board. Mr. Rutherford received a bonus in the amount of $206,000 on the date he signed his Employment Agreement. Mr. Rutherford is eligible to receive annual bonuses in 1998 and 1999 ("Bonuses"), as described below, and a Warrant Reset Bonus, as described below. The Bonuses and the Warrant Reset Bonus are collectively referred to herein as Mr. Rutherford's "Incentive Compensation."

         Mr. Rutherford is eligible to receive Bonuses of up to $600,000 per year in each of 1998 and 1999. Twenty-five percent (25%) of each Bonus will be payable in the discretion of the Board. The remaining seventy-five percent (75%) of each Bonus will be payable based on the achievement by the Company of certain objectives determined by the Compensation/Stock Option Committee for the calendar year to which such Bonus applies (the "Objectives"). The Objectives will be set by the Compensation/Stock Option Committee on or before March 31st of each calendar year. The Objectives will be based upon any or all of the following criteria for the Company, and/or specified subsidiaries, and/or business units or development projects of the Company and/or specified subsidiaries:  (i) net cash flow,  (ii) net pre-tax or net  after-tax  earnings,
(iii) earnings before interest, taxes depreciation and amortization, (iv) earnings per share, (v) return on equity, (vi) return on capital, (vii) return on investment, (viii) ratio of debt to Stockholders equity and (ix) total Stockholder return (or total Stockholder return as compared to total return (on a comparable basis) of a publicly available index). Subject to obtaining Stockholders approval for this arrangement, 50% of each Bonus, to the extent earned, will be paid in Common Stock, valued at its fair market value as of the date of the payment. The other 50% of each Bonus will be paid in cash. The Company has agreed to loan to Mr. Rutherford the federal income taxes required to be withheld by the Company with respect to the Common Stock component of his Bonuses. The loan will (X) be evidenced by a recourse promissory note, secured by the shares of the Common Stock component of the Bonus, (Y) bear interest at the prime rate as published in the Wall Street Journal from time to time (the "WSJ Rate"), payable monthly in arrears, and (Z) be payable in full one year from the date of the loan. If the Stockholders do not approve the payment of 50% of the Bonuses in Common Stock, then all Bonuses will be paid entirely in cash. If the Stockholders approve this arrangement prior to March 15, 1999, 50% of the Bonuses, starting with the 1998 Bonus, will be payable in Common Stock.

         On June 24, 1997, the Company issued certain warrants to Apollo (the "Apollo Warrants"). The exercise price of the Apollo Warrants is subject to a downward adjustment by March 31, 1999, to the extent the Company does not achieve certain cumulative cash flow targets for 1998 and 1999. Mr. Rutherford is eligible to receive a $250,000 bonus (the "Warrant Reset Incentive") in the event there is no downward adjustment in the exercise price of the Apollo Warrants. Subject to the Stockholders approving this arrangement, 50% of the Warrant Reset Incentive, to the extent earned, will be paid in Common Stock, valued at its fair market value as of the date of payment. The other 50% of the Warrant Reset Incentive will be paid in cash. If the Stockholders do not approve the payment of 50% of the Warrant Reset Incentive in Common Stock, then the Warrant Reset Incentive will be paid entirely in cash.

         Mr. Rutherford's Employment Agreement provides for other fringe benefits, including participation in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans and any and all other welfare or benefit plans offered by the Company to its executives, including savings, pension, profit-sharing and deferred compensation plans.

         The Company has granted Mr. Rutherford an option (the "Option") to acquire up to 3,000,000 shares of Common Stock. The terms of the Option are set forth in that certain Stock Incentive Plan and Agreement for Mr. Rutherford, dated as of November 17, 1997 (the "Option Agreement"), a copy of which is attached as Exhibit A to Mr. Rutherford's Employment Agreement. No portion of the Option is exercisable prior to the date on which the Stockholders approve the Option Agreement. The Option has a 7-year term. The per share exercise price of the Option will be the fair market value of the Common Stock on the date the Option Agreement is approved by the Stockholders. Subject to obtaining such approval, the Option will be exercisable as to 750,000 shares of Common Stock on each of the Stockholder approval date and on each of December 31, 1998, 1999 and 2000. The Option will become immediately exercisable in full if a "change of control" of the Company (as defined in the Option Agreement) occurs or if a committee of outside directors appointed by the Board or the Board gives notice canceling, effective on the date of consummation of certain major transactions (specified in the Option Agreement), any Option that remains unexercised on such date. If the Stockholders do not approve the Option Agreement on or before September 30, 1998, the Option will expire retroactively to its original grant date and, as discussed below, Mr. Rutherford will have the right to terminate his Employment Agreement for good reason.

         In accordance  with the terms of his Employment  Agreement,  subject to compliance with applicable margin rules, the Company loaned Mr. Rutherford $199,000 in 1997, and, subject to obtaining Stockholder approval, agreed to loan him an additional $199,000 in 1998 (the "Recourse Loans"), to be used by Mr. Rutherford to purchase Common Stock in the NASDAQ National Market or from third parties. In addition, subject to prior approval of the Stockholders, Mr. Rutherford has agreed to purchase $600,000 of Common Stock from the Company. Subject to compliance with the applicable margin rules, the Company has agreed to loan Mr. Rutherford $600,000 to fund such purchase (the "$600,000 Loan"). The Recourse Loans and the $600,000 Loan (the "Loans") will be secured by a pledge of the shares purchased by Mr. Rutherford, subject to applicable margin rules. The Recourse Loans will be full recourse loans to Mr. Rutherford. The $600,000 Loans will be nonrecourse to Mr. Rutherford. The term of each Loan will be 5 years, payable in annual installments of interest only, with principal and unpaid interest due and payable in full at maturity. Interest will accrue on the Loans at the WSJ Rate. In addition to other customary events of default, the Loans will become due and payable in full upon termination by the Company of Mr. Rutherford's employment for cause or termination by Mr. Rutherford of his employment with the Company.

         The Company has the right, in its sole and absolute discretion, to terminate Mr. Rutherford's employment with the Company for cause, as defined in Mr. Rutherford's Employment Agreement. Upon the occurrence of any such termination, Mr. Rutherford will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date and (2) any accrued and earned but unpaid Incentive Compensation for bonus periods ending on or before the termination date. Any and all unexercised and unvested Options will terminate 5 business days after the termination date.

         Mr. Rutherford's Employment Agreement will terminate on his death, and the Company will have the right to terminate Mr. Rutherford's employment with the Company if Mr. Rutherford, as a result of physical or mental disability (as defined in his Employment Agreement), is unable to perform his duties for a period of 180 days in any 12-month period. Upon the occurrence of such termination, Mr. Rutherford (or his estate, in the case of his death) will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date, (2) any accrued and earned but unpaid Incentive Compensation for bonus periods ending on or before the termination date and (3) 6 months additional Base Salary according to the Company's normal payroll schedule. Any and all unexercised and unvested Options will terminate 90 days after the termination date.

         Finally, the Company has the right at all times, in its sole and absolute discretion, to terminate Mr. Rutherford's employment without cause. Upon the occurrence of any such termination, Mr. Rutherford will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date, (2) any accrued and earned but unpaid Incentive Compensation for bonus periods ending on or before the termination date and (3) his Base Salary (according to the Company's normal payroll schedule) until the earlier of (a) 2 years from the date of termination or (b) December 31, 2000. Any and all unexercised and unvested Options will terminate 90 days after the termination date.

         Mr. Rutherford has the right at all times, on 60 days' written notice, to terminate his employment with the Company. Upon any such termination (other than by Mr. Rutherford for good reason, as defined below), Mr. Rutherford will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date and (2) any accrued and earned but unpaid Incentive Compensation for bonus periods ending on or before the termination date. Any and all unexercised and unvested Options will terminate 30 days after the termination date.

         In the event the Stockholders do not approve his Option Agreement, Mr. Rutherford has the right to terminate his employment with the Company for good reason at any time before October 15, 1998. Upon any such termination, Mr. Rutherford will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date, (2) any accrued and earned but unpaid Incentive Compensation for bonus periods ending on or before the termination date and (3) a pro rata share of any Incentive Compensation (to the extent earned) for the bonus period including the termination date. In addition, all of the restrictive covenants in the Employment Agreement applicable to Mr. Rutherford will terminate. Any and all unexercised and unvested Options will terminate 30 days after the termination date.

         At all times while he is employed by the Company and unless (1) his employment with the Company is terminated by the Company prior to the expiration of his Employment Agreement without cause or (2) he terminates his employment with the Company for good reason, for a 2-year period following termination of his employment with the Company, Mr. Rutherford is prohibited from competing, directly or indirectly, with the Company (with certain limited exceptions, as set forth in his Employment Agreement). He is also prohibited at any time from disclosing, using to the detriment of the Company or for the benefit of any other persons or misusing the Company's confidential information. Finally, during his employment and for a 2-year period following termination of his employment for any reason, he is prohibited from (a) employing or attempting to employ any Company employee unless such employee has not been employed by the Company for a period in excess of 6 months or (b) calling on or soliciting actual or prospective clients of the Company on behalf of any competitor of the Company.

         Mr.  Rutherford's  Employment  Agreement provides that, for purposes of
Section 162(m) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder ("Section 162(m)"), for each fiscal year of the Company, payment of the portion of Mr. Rutherford's Incentive Compensation earned for that fiscal year that would not otherwise be deductible by reason of Section 162(m) (the "Section 162(m) Portion") shall be subject to the following conditions: (1) the Objectives for such year shall be determined by the Compensation/Stock Option Committee at such times as may be required for the Section 162(m) Portion to be deductible under Section 162(m), (2) the Company's attainment of the Objectives shall be determined by the Compensation Committee, in its sole discretion, (3) payment of the Section 162(m) Portion shall be subject to the prior approval of the Stockholders of the material terms of such Objectives (including the maximum amount of compensation that may be paid to Mr. Rutherford for any calendar year) and (4) the sum of the Incentive Compensation and the Warrant Reset Incentive payable to Mr. Rutherford in any calendar year shall not exceed $1 million. Notwithstanding any other provision of Mr. Rutherford's Employment Agreement, compensation otherwise payable to Mr. Rutherford thereunder that, for any calendar year, does not meet one of the exceptions to the deduction limitation in Section 162(m), will not, for such year, exceed the Section 162(m) deduction limitation. In addition, the grant of the Option to Mr. Rutherford and any rights to purchase Common Stock for a nonrecourse note will be subject to and conditioned upon (a) approval of the Compensation/Stock Option Committee and (b) approval by the Stockholders of Mr. Rutherford's Option Agreement. As discussed above, the 1998 Recourse Loan to Mr. Rutherford also will require Stockholder approval.

         MR. JEFFREY'S EMPLOYMENT AGREEMENT. On November 17, 1997, Mr. Jeffrey and the Company entered into that certain Employment Agreement, effective as of July 1, 1997, pursuant to which the Company agreed to continue to employ Mr. Jeffrey as Executive Vice President and Chief Financial Officer of the Company for the period commencing on July 1, 1997 and ending on June 30, 1999, unless terminated sooner in accordance with the terms thereof.

         Pursuant to his Employment Agreement, Mr. Jeffrey (1) was paid $200,000 for the last 6 months of 1997 and (2) is to be paid an annual base salary of $225,000 per year starting in 1998 ("Base Compensation"). Mr. Jeffrey is eligible to receive an annual bonus, to the extent earned (a "Performance Bonus"), of up to 50% of his Base Compensation, based upon the Company's and his performance. Performance Bonuses will be determined based upon objectives and other criteria set by the President and approved by the Board in consultation with Mr. Jeffrey. Mr. Jeffrey received a cash bonus of $90,000 when he signed his Employment Agreement in payment for his agreement to terminate his employment arrangement with the Company that was authorized by the Board on
December 9, 1996 . The $90,000 will be applied against Mr. Jeffrey's 1997 Performance Bonus.

         Mr. Jeffrey's Employment Agreement also provides that he will be entitled to such other fringe benefits and perquisites as are provided to any or all of the Company's senior executives, including (but not limited to), life insurance and health insurance, four weeks of paid vacation, the right to participate in the Company's 401(k) plan, a Company leased car and up to $1,000 per year of tax planning and return preparation services.

         The Company granted Mr. Jeffrey, effective as of November 17, 1997, an Option to acquire up to 50,000 shares of Common Stock (the "Existing Plan Option"). The terms of the Existing Plan Option are set forth in that certain Existing Plan Stock Option Agreement, dated as of November 17, 1997 (the "Existing Plan Option Agreement"), a copy of which is attached as Exhibit A to Mr. Jeffrey's Employment Agreement. The Existing Plan Option has a 7-year term. The exercise price of the Existing Plan Option is $4.3125 per share. Existing Plan Options to purchase 16,667 shares of Common Stock became exercisable on November 17, 1997. Existing Plan Options to purchase another 16,667 shares of Common Stock will become exercisable on June 30, 1998, and Existing Plan Options to acquire the final 16,666 shares of Common Stock will become exercisable on June 30, 1999. The Existing Plan Option will become immediately exercisable in full if a "change of control" of the Company (as defined in the Option Agreements) occurs or if a committee of outside directors appointed by the Board or the Board gives 30 days' notice canceling, effective on the date of consummation of certain major transactions (specified in the Existing Plan Option Agreement), any Existing Plan Option that remains unexercised on such date.

         The Company also granted Mr. Jeffrey, effective as of November 17, 1997, an Option to acquire up to another 200,000 shares of Common Stock (the "New Plan Option"). The terms of the New Plan Option are set forth in that certain New Plan Stock Option Agreement, dated as of November 17, 1997 (the "New Plan Option Agreement"), a copy of which is attached as Exhibit B to Mr. Jeffrey's Employment Agreement. No portion of the NewPlan Option is exercisable prior to the date on which the Stockholders approve the New Plan Option Agreement in satisfaction of the requirements of Section 162(m). The New Plan option has a 7-year term. The exercise price of the New Plan Option will be equal to the fair market value of the Common Stock on the date the New

Plan Option Agreement is approved by the Stockholders. Subject to obtaining Stockholder approval, New Plan Options to acquire 66,667 shares of Common Stock will become exercisable on each of the Stockholder approval date and June 30, 1998, and New Plan Options to acquire 66,666 shares of Common Stock will become exercisable on June 30, 1999. If the Stockholders do not approve the New Plan Option Agreement on or before September 30, 1998, the New Plan Option will expire retroactively to its original grant date, and Mr. Jeffrey will have the right to terminate his Employment Agreement for good reason, as described below. The New Plan Option will become immediately exercisable in full if a "change of control" of the Company (as defined in the New Plan Option Agreement) occurs or if a committee of outside directors appointed by the Board or the Board gives 30 days' notice canceling, effective on the date of consummation of certain major transactions (specified in the Option Agreements), any New Plan Option that remains unexercised on such date.

         The Company has the right to terminate Mr. Jeffrey's employment with the Company for cause, as defined in Mr. Jeffrey's Employment Agreement. Upon any such a termination, Mr. Jeffrey will not be entitled to receive any further compensation, and all of his Options will terminate 5 business days after the termination date.

         Mr. Jeffrey's Employment Agreement will terminate immediately upon his death or total and permanent disability (i.e., if he is unable to perform his regular duties for 180 or more consecutive days). Upon such a termination, Mr. Jeffrey or his estate will be entitled to receive (1) any accrued but unpaid Base Compensation through the termination date, (2) any accrued and earned but unpaid Performance Bonus and (3) a severance payment equal to 6 months of Base Compensation. Any and all unexercised and unvested Options will terminate 90 days after the termination date.

         The Company also has the right, upon 60 days' notice, to terminate Mr. Jeffrey's employment without cause. Upon any such termination, Mr. Jeffrey will be entitled to receive (1) any Performance Bonus earned but unpaid and (2) a cash severance payment in the amount of $300,000, payable bi-weekly over the twelve-month period following the termination date . The Company will continue Mr. Jeffrey's (a) leased car expense reimbursement and his tax preparation reimbursement for a period of 3 months following the termination date or, alternatively, pay Mr. Jeffrey the after-tax equivalent of such benefits and (b) insurance benefits for a period of 12 months following the termination date or, alternatively, pay Mr. Jeffrey the after-tax equivalent of such benefits. The Company also will pay, on Mr. Jeffrey's behalf, up to $10,000 of outplacement service costs. Any and all unexercised and unvested Options will terminate 90 days after the termination date.

         Mr. Jeffrey has the right, on 90 days' written notice, to terminate his employment with the Company. Upon any such termination (but not in the event such termination arises out of the failure of the Stockholders to approve the New Plan Option Agreement on or before September 30, 1998), Mr. Jeffrey will be not be entitled to receive any further compensation, and any and all unexercised and unvested Options will terminate 30 days after the termination date.

         If the Stockholders do not approve his New Plan Option Agreement on or before September 30, 1998, Mr. Jeffrey will have the right to terminate his employment for good reason at any time prior to the earlier of 15 days following disapproval by the Stockholders or October 15, 1998. Upon such a termination, Mr. Jeffrey will be entitled to receive (1) accrued but unpaid Base Compensation through the termination date and (2) accrued and earned but unpaid Performance Bonus, if any. In addition, if, and only to the extent that the Performance Bonus would have been payable to Mr. Jeffrey for the bonus period in which Mr. Jeffrey terminates his employment for good reason based upon satisfaction of the pre-determined objectives set by the President and approved by the Board, Mr. Jeffrey will be entitled to receive a pro rata share of his Performance Bonus that is earned for the bonus period in which his employment terminates. All New Plan Options will terminate automatically if the Stockholders do not approve the New Plan Option Agreement on or before September 30, 1998, whether or not Mr. Jeffrey terminates his employment for good reason. Any and all unexercised and unvested Existing Plan Options will terminate 30 days after the termination date in the event Mr. Jeffrey terminates his employment for good reason.

         At all times while he is employed by the Company, Mr. Jeffrey is prohibited from competing, directly or indirectly, with the Company in the real estate development and sales business in the State of Florida. He is also prohibited at any time from disclosing or using any of the Company's confidential information except as required by the performance of his duties and solely for the Company's benefit except as may be required by any law or court order . Finally, during his employment and for a period of 180 days following the termination of his employment with the Company, Mr. Jeffrey is prohibited from soliciting, encouraging or inducing any employee of the Company to leave his employment with the Company.

SEVERANCE ARRANGEMENTS

         MR. FERTIG'S TERMINATION AGREEMENT. On January 16, 1998, Mr. Fertig and the Company entered into that certain Termination of Employment Agreement (the "Termination Agreement") pursuant to which Mr. Fertig left the employ of the Company effective as of the same date. Pursuant to Mr. Fertig's Termination Agreement, the Company agreed to pay Mr. Fertig (1) termination pay equal to 12 months base salary (i.e., $200,000), less all applicable withholding amounts, in 26 bi-weekly installments, beginning on January 17, 1998 and ending on January 16, 1999, (2) for all accrued and unused vacation time and (3) all bonuses, overrides and the like for the fiscal year ended December 31, 1997. The Company also agreed to maintain in force Mr. Fertig's group insurance through January 31, 1999. Mr. Fertig will be eligible for COBRA continuation coverage effective February 1, 1999. The Company will continue to pay for Mr. Fertig's leased vehicle through September 15, 1999. Mr. Fertig (X) waived any and all employment/termination of employment claims he might have against the Company,
(Y) agreed not to disclose or make use of any Company confidential information and (Z) agreed during the 12-month termination pay payout period to reasonably cooperate with and assist the Company concerning matters he worked on while employed by the Company (and the Company agreed to reimburse Mr. Fertig for any reasonable out-of-pocket expenses he incurred in connection with providing such cooperation and assistance).

CONSULTING, BROKERAGE AND OTHER SIMILAR ARRANGEMENTS WITH FORMER NAMED EXECUTIVE OFFICERS

         EXCLUSIVE BROKERAGE AND CONSULTING AGREEMENT WITH BAYSHORE LAND GROUP, INC. On January 16, 1998, the Company entered into an Exclusive Brokerage and Consulting Agreement, dated as of the same date (the "Bayshore Agreement"), with Bayshore Land Group, Inc. ("Bayshore"). Mr. Fertig, who terminated his employment with the Company in January 1998, is the president and a stockholder of Bayshore.

         Pursuant to the Bayshore Agreement, the Company has retained Bayshore, on an exclusive basis, to serve as its exclusive broker, and as a consultant to the Company, in connection with the advertising, marketing, promotion and sale of certain Company-owned Tracts (as identified therein), Lots (as identified therein) and one Commercial Parcel (as identified therein), all located in Florida and Tennessee (collectively, the "Property").

         The term of the Bayshore Agreement is one year for the sale of Tracts, two years for the sale of Lots and two years for the sale of the Commercial Parcel. In consideration for Bayshore's services, the Company agreed to pay Bayshore the following commissions ("Commissions"): (1) 6% of the gross sales price for the sale of certain Lots and Tracts that were already under contract at the time the parties entered into the Bayshore Agreement, (2) 6% of the gross sales price for all other Lots and Tracts (3.5% in the case of certain sales in the Sabal Trace development), and (3) 4% of the gross sales price of the Commercial Parcel (6% of the gross sales price if a co-broker is retained, but Bayshore will be responsible for paying the co-broker). From January 16, 1998 through March 31, 1998, the Company paid a total of $284,126 in commissions to Bayshore.

         The Company may terminate the Bayshore Agreement (1) without cause (as defined therein) at any time upon thirty days prior written notice to Bayshore and (2) at any time with cause (as defined therein). In the event of a termination without cause, the Company has agreed to pay Bayshore (a) all Commissions payable under the Bayshore Agreement with respect to sales under contract on the termination date which close thereafter, (b) subject to (c) below, in the case of all properties not under contract on the termination date, between 3% and 6% of the listing price for the Properties (as shown on an attachment to the Bayshore Contract) depending on when the Bayshore Agreement is terminated and (c) if a Property not under contract on the termination date is sold within 120 days after the termination date, the full Commission on the Property (less amounts already paid under (b) above) with respect to sales to parties to whom Bayshore showed the Property prior to the termination date.

         LP MANAGEMENT SERVICES AGREEMENT. On July 1, 1997, the Company entered into a Management Services Agreement (the "LP Management Agreement") with Development Management Group, Inc. ("DMG"), pursuant to which the Company retained DMG to provide certain development and operating management services to the Company's LaBelle Plantations project (the "Project") on behalf of the Company. Mr. McLaughlin, who terminated his employment with the Company in April 1997, is the president and a stockholder of DMG.

         Pursuant to the LP Management Agreement, DMG agreed to (1) oversee the design, development, sales, marketing and day-to-day operations of the Project and (2) obtain all necessary development approvals for the project. The term of the LP Management Agreement was scheduled to expire on the earliest to occur of (a) the sale of the last plantation (the Project consists of several smaller plantation tracts), (b) December 31, 1999 or (c) the early termination date, as described below. In consideration for DMG's services, the Company agreed to pay DMG (a) a base fee of $6,000 per month ("Base Fee") and (b) incentive compensation equal to 5% of the gross amount of all sales, transfers or dispositions relating to the Project ("Incentive Compensation").

         The Company terminated the LP Management Agreement without cause in March 1998. In accordance with the terms of the LP Management Agreement, the Company agreed to pay DMG any Base Fee earned through the termination date plus six months additional Base Fee, and DMG will retain any rights it may have to Incentive Compensation earned but unpaid as of the termination date.

         OG MANAGEMENT SERVICES AGREEMENT. On July 1, 1997, the Company entered into a Management Services Agreement (the "OG Management Agreement") with DMG and Ocean Grove Associates, Ltd., a Florida limited partnership ("OGLP"). The Company is the parent of Ocean Grove, Inc. ("OGI"). OGI is the general partner of OGLP. OGLP owns a project in Jupiter, Florida (the "Project"). Pursuant to the OG Management Services Agreement, the Company, OGLP and OGI retained DMG to provide certain development and operating management services to the Project on behalf of OGLP. As discussed above, Mr. McLaughlin, who terminated his employment with the Company in April 1997, is the president and a stockholder of DMG.

         Pursuant to the OG Management Agreement, DMG agreed to (1) oversee the redesign, development and construction, sales, marketing and day-to-day operations and (2) obtain all approvals necessary to commence construction, of the Project. The term of the OG Management Agreement was scheduled to expire on the earliest to occur of (a) the receipt of the certificate of occupancy for the last building to be built on the Project and the sale of the last residential unit and/or cabana, (b) December 31, 2003 or (c) the termination date, as described below. In consideration for DMG's services, OGLP agreed to pay DMG (i) a base fee of $15,000 per month ("Base Fee"), provided that in no event will the Base Fee exceed 5% of the projected total gross sales from the Project, (ii) incentive compensation equal to 1.5% of the gross amount of all sales, transfers or dispositions relating to the Project ("Incentive Compensation") and (iii) bonus compensation in an amount equal to 1% of the gross sales amount of all sales, transfers and dispositions relating to the Project upon repayment to OGLP of its equity capital invested in the Project.

         OGLP terminated the OG Management Agreement without cause in March 1998. In accordance with the terms of the OG Management Agreement, OGLP agreed to pay DMG any Base Fee earned through the termination date plus six months additional Base Fee, and DMG will retain any rights it may have to Incentive Compensation earned but unpaid as of the termination date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation/Stock Option Committee during fiscal year 1997 were Messrs. DeFrancia, Koenig and Neibart (the Chairman). None of the executive officers of the Company serves or served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during fiscal year

1997, and no executive officer of the Company serves or served as a director of another entity one of whose executive officers serves or served on the Compensation/Stock Option Committee or the Board.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of April 1, 1998, by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer (as defined in ITEM 11. EXECUTIVE COMPENSATION -- SUMMARY COMPENSATION TABLE) and (iv) all directors and Named Executive Officers as a group.

                                                                    Number of
             Name and Address of Beneficial Owner (1)               Shares(2)       Percent (2)
             ----------------------------------------               ---------       -----------
AP-AGC, LLCP (3)(4)                                                 9,982,500          46.4%
Morgan Stanley Group (5)                                            4,135,075          30.3%
Elliott Group (6)                                                   2,378,573          18.3%
Corinthian Capital Company (7)                                        714,785           6.2%
Luther King Capital Management (8)                                    610,279           5.3%
Gerald N. Agranoff (9)                                                 47,816           (20)
James M. DeFrancia (10)                                                23,441           (20)
Stuart F. Koenig (3)(4)(11)                                         9,935,618          46.3%
Ricardo Koenigsberger (3)(4)(12)                                    9,937,008          46.3%
Charles K. MacDonald (13)                                              23,441           (20)
Lee Neibart (3)(4)(14)                                              9,937,008          46.3%
J. Larry Rutherford (15)                                              261,204           2.2%
Thomas W. Jeffrey (16)                                                 88,010           (20)
Jay C. Fertig (17)                                                     18,000           (20)
Kimball D. Woodbury(18)                                                21,500           (20)
Kevin M. O'Grady                                                            0             0
Brian A. McLaughlin(19)                                                 5,000           (20)
All Named Executive Officers and Directors as a
Group (10 persons)(17)(19)                                         30,275,046          72.6%

------------------
(1) Unless otherwise indicated, the address of each of the persons named above is c/o Atlantic Gulf Communities Corporation, 2601 South Bayshore Drive, Miami, Florida 33133.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options or warrants. Each beneficial owner's number of shares is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such exercisable options and warrants of that person only. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Messrs. Koenig, Koenigsberger and Neibart, the Apollo Directors, are affiliated with Apollo. Accordingly, Apollo may be deemed to be the beneficial owner of the shares owned by each of Messrs. Koenig, Koenigsberger and Neibart and, in turn, each of them may be deemed to be the beneficial owner of the shares owned by Apollo.

(4) Consisting of (a) 4,913,567 shares of Common Stock issuable upon the conversion of 2.5 million shares of Series A Preferred Stock into Common Stock (at a conversion price of $5.75 per share), (b) 5,000,000 shares of Common Stock issuable upon the exercise of 5 million warrants (at an exercise price of $5.75 per share), (c) 2,051 shares of Common Stock owned by Mr. Koenig, (d) 20,000shares of Common Stock issuable to Mr. Koenig upon the exercise of a stock option (at an exercise price of $4.813 per share), (e) 3,441 shares of Common Stock owned by Mr. Koenigsberger, (f) 20,000 shares of Common Stock issuable to Mr. Koenigsberger upon the exercise of a stock option (at an exercise price of $6.6406 per share), (g) 3,441 shares of Common Stock owned by Mr. Neibart and (h) 20,000 shares of Common Stock issuable to Mr. Neibart upon the exercise of a stock option (at an exercise price of $6.6406 per share).

(5) According to a Schedule 13G, dated February 24, 1998, the following parties, which have elected to file as a 13G group (the "Morgan Stanley Group"), reported beneficial ownership of the following shares of Common Stock:

         (i) Morgan Stanley, Dean Witter, Discover & Co.("MS") : beneficial ownership - 4,135,075 shares (including the shares described in (ii), (iii), (iv) and (v) below), shared voting power - 2,035,900 shares and shared dispositive power - 4,135,075 shares;

         (ii) Morgan Stanley Asset Management Inc. (a wholly-owned subsidiary of MS): beneficial ownership - 2,685,914 shares (including the shares described in (iii) below), shared voting power - 1,409,996 shares and shared dispositive power - 2,685,914 shares (including the shares described in (iii) below);

         (iii)    Morgan  Stanley  Institutional  Fund,  Inc. - U.S. Real Estate
                  Portfolio: beneficial ownership - 1,245,079 shares, shared voting power - 589,684 shares and shared dispositive power - 1,245,079 shares;

         (iv) Van Kampen American Capital Asset Management, Inc. (a wholly-owned subsidiary of MS): beneficial ownership - 1,449,161 shares (including the shares described in (v) below), shared voting power - 625,904 shares and shared dispositive power - 1,449,161 shares (including the shares described in (v) below); and

         (v) Van Kampen American Capital Life Investment Trust - Real Estate Securities Fund: beneficial ownership - 1,002,287 shares, shared voting power - 433,224 shares and shared dispositive power - 1,002,287 shares.

         The address of the Morgan Stanley Group is 1585 Broadway, 38th Floor, New York, New York 10036.

(6) According to a Schedule 13D, dated July 1, 1997, the following parties, which have elected to file as a 13D group (the "Elliott Group"), reported beneficial ownership of the following shares of Common Stock:

         (i) Elliott Associates, L.P. ("Elliott"): beneficial ownership - 2,378,573 shares and sole dispositive power - 2,378,573 shares;

         (ii) Westgate International, L.P. ( a wholly-owned subsidiary of Elliott): beneficial ownership - 537,390 shares, shared voting power - 537,390 shares and shared dispositive power - 537,390 shares; and

         (iii) Martley International, Inc.(a wholly-owned subsidiary of Elliott): beneficial ownership - 537,390 shares, shared voting power - 537,390 shares and shared dispositive power - 537,390 shares.

         The address of the Elliott Group is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(7) Consisting solely of shares of Common Stock. The address of Corinthian Capital Company is 1700 Broadway, Suite 712, Denver, Colorado 80290.

(8) Consisting solely of shares of Common Stock. The address of Luther King Capital Management is 301 Commerce Street, Suite 1600, Fort Worth, Texas 76102.

(9) Consisting of (a) 22,816 shares of Common Stock, (b) 20,000 shares of Common Stock issuable upon the exercise of a stock option (at an exercise price of $8.75 per share), and (c) 5,000 shares of Common Stock issuable upon the exercise of a stock option (at an exercise price of $7.875 per share).

(10) Consisting of (a) 3,441 shares of Common Stock and (b) 20,000 shares of Common Stock issuable upon the exercise of a stock option (at an exercise price of $6.6406 per share).

(11) Consisting of (a) 4,913,567 shares of Common Stock issuable to Apollo upon the conversion of 2.5 million shares of Series A Preferred Stock into Common Stock (at a conversion price of $5.75 per share), (b) 5,000,000 shares of Common Stock issuable to Apollo upon the exercise of 5 million warrants (at an exercise price of $5.75 per share), (c) 2,051 shares of Common Stock owned by Mr. Koenig and (d) 20,000 shares of Common Stock issuable to Mr. Koenig upon the exercise of a stock option (at an exercise price of $4.813 per share). Mr. Koenig disclaims beneficial ownership of the Company securities owned by Messrs. Koenigsberger and Neibart.

(12) Consisting of (a) 4,913,567 shares of Common Stock issuable to Apollo upon the conversion of 2.5 million shares of Series A Preferred Stock into Common Stock (at a conversion price of $5.75 per share), (b) 5,000,000 shares of Common Stock issuable to Apollo upon the exercise of 5 million warrants (at an exercise price of $5.75 per share), (c) 3,441 shares of Common Stock owned by Mr. Koenigsberger and (d) 20,000 shares of Common Stock issuable to Mr. Koenigsberger upon the exercise of a stock option (at an exercise price of $6.6406 per share). Mr. Koenigsberger disclaims beneficial ownership of the Company securities owned by Messrs. Koenig and Neibart.

(13) Consisting of (a) 3,441 shares of Common Stock and (b) 20,000 shares of Common Stock issuable upon the exercise of a stock option (at an exercise price of $6.6406 per share).

(14) Consisting of (a) 4,913,567 shares of Common Stock issuable to Apollo upon the conversion of 2.5 million shares of Series A Preferred Stock into Common Stock (at a conversion price of $5.75 per share), (b) 5,000,000 shares of Common Stock issuable to Apollo upon the exercise of 5 million warrants (at an exercise price of $5.75 per share), (c) 3,441 shares of Common Stock owned by Mr. Neibart and (d) 20,000 shares of Common Stock issuable to Mr. Neibart upon the exercise of a stock option (at an exercise price of $6.6406 per share). Mr. Neibart disclaims beneficial ownership of the Company securities owned by Messrs. Koenig and Koenigsberger.

(15) Consisting of (a) 55,200 shares of Common Stock, (b) 202,500 shares of Common Stock issuable upon the exercise of stock options (at an exercise price ranging from $6.50 to $12.00 per share), (c) 1,728 shares of Common Stock issuable upon the conversion of 888 shares of Series B Preferred Stock into Common Stock (at a conversion price of $5.75 per share), and (d) 1,776 shares of Common Stock issuable upon the exercise of 1,776 warrants (at an exercise price of $5.75 per share). Does not include 3,072,500 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(16) Consisting of (a) 1,000 shares of Common Stock, (b) 86,667 shares of Common Stock issuable upon the exercise of stock options (at an exercise price ranging from $4.3125 to $12.00 per share), (c) 169 shares of Common Stock issuable upon the conversion of 87 shares of Series B Preferred Stock into Common Stock (at a conversion price of $5.75 per share), and (d) 174 shares of Common Stock issuable upon the exercise of 174 warrants (at an exercise price of $5.75 per share). Does not include 283,333 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(17) Consisting of 18,000 shares of Common Stock issuable upon the exercise of stock options (at an exercise price ranging from $5.50 to $12.00 per share). Mr. Fertig's employment with the Company terminated in January 1998 and, therefore, he is not included in the group entitled "All Named Executive Officers and Directors as a Group".

(18) Consisting of 21,500 shares of Common Stock issuable upon the exercise of stock options (at an exercise price ranging from $5.50 to $12.00 per share). Does not include 18,500 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(19) Consisting of 5,000 shares of Common Stock. Mr. McLaughlin's employment with the Company terminated in April 1997 and, therefore, he is not included in the group entitled "All Named Executive Officers and Directors as a Group".

(20)     Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         INDEMNIFICATION ARRANGEMENTS. The charter and bylaws of the Company provide for indemnification of its directors and officers, and the advancement to them of expenses in connection with proceedings and claims, to the fullest extent permitted by the Delaware General Corporation Law. During 1997, the Company entered into indemnification and release agreements with each of its Former Directors, which agreements became effective as of the Closing. The agreements provide for indemnification and expense advancement, including related provisions meant to facilitate the Former Directors' receipt of such benefits, and certain releases. Under such agreements, the Company for itself , its subsidiaries and any other entities that the Company controls released each of the Former Directors from any and all claims that any of such entities may have against the Former Directors. In addition, the Company has purchased customary directors' and officers' liability insurance policies for its directors and officers. The Investment Agreement also provides for continuing indemnification following the Closing for the Company's directors to the fullest extent provided by law, as well as continuing coverage under the Company's directors' and officers' liability insurance policies. Finally, Messrs. Rutherford's and Jeffrey's Employment Agreements contain indemnification provisions.

         FEBRUARY 1997 PAYMENT TO MR. APTHORP. In February 1997, the Company paid to Mr. Apthorp, then Chairman of the Board, $250,000 as compensation for his services in connection with the Company obtaining the release in January 1997 of approximately $12.1 million in cash, $4.2 million in principal amount of Unsecured 12% Notes and $2 million in principal amount of the Unsecured Cash Flow Notes held in trust under the Reorganization Plan for the benefit of certain purchasers of lots from the Company's predecessor company.

         MR. APTHORP'S EMPLOYMENT AGREEMENT. On July 1, 1997, the Company and Mr. Apthorp entered into that certain Employment Agreement, pursuant to which the Company retained Mr. Apthorp, in the position of "Chairman Emeritus," principally to coordinate the Company's statewide governmental relations program. The term of Mr. Apthorp's Employment Agreement commenced on July 1, 1997 and will terminate on June 30, 1999, unless terminated sooner in accordance with the terms thereof.

         Pursuant to his Employment Agreement, Mr. Apthorp is (1) paid an annual salary of $175,000 and (2) eligible to receive an annual bonus as determined by the Board in its sole discretion, based on Mr. Apthorp's performance. Mr. Apthorp is also eligible to receive such comparable fringe benefits and perquisites as may be provided to the Company's other senior executives.

         The Company has the right to terminate Mr. Apthorp's employment for cause, as defined in Mr. Apthorp's Employment Agreement. Upon any such a termination, Mr. Apthorp will not be entitled to receive any further compensation, bonus or benefits.

         Mr. Apthorp's Employment Agreement will terminate immediately upon his death or total and permanent disability (i.e., if he is unable to perform his regular duties for 180 or more consecutive days). Upon such a termination, Mr. Apthorp will not be entitled to any further compensation, bonus or benefits, except he shall continue to be eligible to receive disability and life insurance benefits.

         The Company also has the right, upon 90 days' written notice, to terminate Mr. Apthorp's employment without cause. Upon any such termination, Mr. Apthorp will be entitled to receive his base compensation through the remainder of the term of his Employment Agreement.

         Mr. Apthorp has the right, on 90 days' written notice, to terminate his employment with the Company. Upon any such termination, Mr. Apthorp will not be entitled to receive any further compensation, bonus or benefits.

         At all times while he is employed by the Company, Mr. Apthorp is prohibited from disclosing or using any of the Company's confidential information except as required by the performance of his duties and solely for the Company's benefit. During his employment and for a period of 180 days following the termination of his employment with the Company, Mr. Apthorp is prohibited from soliciting, encouraging or inducing any employee of the Company to leave his employment with the Company.

         STOCK  PURCHASES  BY APOLLO  PURSUANT  TO THE  TERMS OF THE  INVESTMENT
AGREEMENT. During 1997, Apollo, pursuant to the terms of the Investment Agreement, made the following purchases of Series A Preferred Stock and Investor
Warrants:

         - On June 24, 1997, Apollo purchased 553,475 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 1,106,950 shares of Common Stock for an aggregate purchase price of $5,534,752.

         - On June 30, 1997, Apollo purchased an additional 334,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 668,000 shares of Common Stock for an aggregate purchase price of $3,340,000.

         - On July 31, 1997, Apollo purchased an additional 850,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 1,700,000 shares of Common Stock for an aggregate purchase price of $8,500,000.

         - On August 7, 1997, Apollo purchased an additional 259,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 518,000 shares of Common Stock for an aggregate purchase price of $2,590,000.

         - On October 6, 1997, Apollo purchased an additional 100,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 200,000 shares of Common Stock for an aggregate purchase price of $1,000,000.

         - On November 7, 1997, Apollo purchased an additional 180,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 360,000 shares of Common Stock for an aggregate purchase price of $1,800,000.

         - On December 8, 1997, Apollo purchased an additional 50,000 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 100,000 shares of Common Stock for an aggregate purchase price of $500,000.

         - On March 31, 1998, Apollo purchased an additional 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 347,050 shares of Common Stock for an aggregate purchase price of $1,735,248.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.   Financial Statements

             a.  Consolidated  Balance  Sheets as of December  31, 1997 and 1996
                 (1)

             b. Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995 (1)

             c. Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 (1)

             d. Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995 (1)

        2.   Financial Statement Schedules required to be filed by Item 8 and by
             Item 14(d).

             a.  Schedule II - Valuation and Qualifying Accounts (1)

        3.   Exhibits required by Item 601 of Regulation S-K. See (c) below.(1)

       (1) These financial statements are incorporated herein by reference to Atlantic Gulf's Annual Report on Form 10-K, as filed with the SEC.

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

            b.  Restated By-laws of the Company dated November 17, 1997.(13)

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

     10(i). Certain material contracts not in the ordinary course of business

            1. Final Judgment of Permanent Injunction and Other Relief as to Defendant General Development Corporation dated November 30, 1990, entered in United States of America v. General Development Corporation, Case No. 90-

                879-CIV-Nesbitt (S.D. Fla) (with Restitution Program attached as exhibit to Final Judgment).(1)

            2. Modification of Final Judgment of Permanent Injunction and Other Relief as to Defendant General Development Corporation dated July 25, 1996.(13)

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

           17. Amended and Restated Investment Agreement between the Company and Apollo dated as of February 7, 1997, amended as of March 20, 1997, and amended and restated as of May 15, 1997, and as approved by the Company's Stockholders at the Annual Meeting of Shareholders on June 23, 1997.(9)

           18.  Secured   Agreement   between  the   Company,   certain  of  its
                subsidiaries and Apollo dated as of February 7, 1997, and amended and restated as of May 15, 1997.

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

            9. Modification of Employment Agreement between the Company and J. Larry Rutherford dated December 27, 1997.(13)

            10. Employment Agreement dated November 19, 1997, effective November
                17, 1997, between Atlantic Gulf Communities Corporation and John Laguardia, with form of Stock Option Plan and Agreement for John Laguardia.(12)

            11. Employment  Agreement dated November 17, 1997, effective July 1,
                1997, between Atlantic Gulf Communities Corporation and Thomas W Jeffrey, with form of Existing Plan Stock Option Agreement for Thomas W. Jeffrey and New Stock Option Plan and Agreement for Thomas W. Jeffrey.(12)

        21. Subsidiaries of the Company(13)

        23. Accountants' Consent - Ernst & Young LLP(13)

        27. Financial Data Schedule(13)

--------------------

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

       (13) These exhibits are incorporated herein by reference to Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC.


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

                                    SIGNATURE

                     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ATLANTIC GULF COMMUNITIES CORPORATION


                           By:  /s/ THOMAS W. JEFFREY
                                ---------------------
                                    Thomas W. Jeffrey, Executive Vice President
                                    and Chief Financial Officer

                                    Date: April 30, 1998