Form 10-Q
period 1998-03-31
ATLANTIC GULF COMMUNITIES CORP
filed 1998-05-15
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

There are 11,529,603 shares of the Registrant's Common Stock outstanding as of May 12, 1998.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, CERTAIN MATTERS DISCUSSED HEREIN CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN FLORIDA AND OTHER SOUTHEAST U.S. PRIMARY MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY FLORIDA AND OTHER SOUTHEAST U.S. MARKETS; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS.

                                TABLE OF CONTENTS



                                                                           Page
                                                                            No.
                                                                           ----

PART I.  -  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Balance Sheets as of March 31, 1998 and
                  December 31, 1997                                            1

                  Consolidated  Statements of Operations for the Three
                  Months Ended March 31, 1998 and 1997                         2

                  Consolidated  Statements of Cash Flows for the Three
                  Months Ended March 31, 1998 and 1997                         3

                  Notes to Consolidated Financial Statements                   4

       Item 2.    Management's  Discussion  and  Analysis of Financial
                  Condition and Results of Operations                          7

PART II. -  OTHER INFORMATION

       Item 2.    Change in Securities                                        19

       Item 6.    Exhibits and Reports on Form 8-K                            19


SIGNATURES                                                                    20

PART I.  - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997
               (in thousands, except share amounts and par value)

                                                                    March 31,   December 31,
                                                                      1998           1997
                                                                  -----------   ------------
         ASSETS                                                    (unaudited)
Cash and cash equivalents                                         $     4,270   $      9,188
Restricted cash and cash equivalents                                    1,379          1,713
Contracts receivable, net                                               5,695          6,336
Mortgages, notes and other receivables, net                            34,196         34,910
Land and residential inventory                                        129,138        130,506
Property, plant and equipment, net                                      1,891          1,754
Other assets, net                                                      18,401         18,664
                                                                  -----------   ------------
Total assets                                                      $   194,970   $    203,071
                                                                  ===========   ============
         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accounts payable and accrued liabilities                          $     8,217   $     13,615
Customers' and other deposits                                           1,142          1,181
Other liabilities                                                       8,296          8,865
Notes, mortgages and capital leases                                   132,705        132,408
                                                                  -----------   ------------
                                                                      150,360        156,069
                                                                  -----------   ------------
Redeemable Preferred Stock
         Series A, 20%,  $.01 par  value; 2,500,000 shares
         authorized; 2,500,000 and 2,326,475 shares issued,
         liquidation preference of $28,253 as of March 31, 1998
         and $25,254 as of December 31, 1997                           25,330         22,378

         Series B, 20%, $.01 par value; 2,000,000 shares
         authorized;  2,000,000 shares issued, liquidation
         preference of $22,372 as of March 31, 1998 and
         $21,307 as of December 31, 1997                               20,500         19,306
                                                                  -----------   ------------
                                                                       45,830         41,684
                                                                  -----------   ------------
Stockholders' (deficit) equity
         Common stock, $.10 par value; 70,000,000
           shares authorized; 11,615,876 and
           11,607,526 shares issued                                     1,162          1,161
         Contributed capital                                          126,340        128,930
         Accumulated deficit                                         (123,001)      (119,052)
         Accumulated other comprehensive loss                          (5,712)        (5,712)
         Treasury stock, 86,277 shares, at cost                            (9)            (9)
                                                                  -----------   ------------
Total stockholders' (deficit) equity                                   (1,220)         5,318
                                                                  -----------   ------------
Total liabilities and stockholders' (deficit) equity              $   194,970   $    203,071
                                                                  ===========   ============

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997
                      (in thousands, except per share data)
                                   (unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
Revenues:                                              1998        1997
                                                     --------    --------
 Real estate sales:
    Core Homesite                                    $  2,535    $  1,469
    Core Tract                                            261           -
    Core Residential                                        -       6,994
    Predecessor Homesite                                  896       1,081
    Predecessor Tract                                   5,280       6,664
    Other Operations                                        -          76
                                                     --------    --------
  Total real estate sales                               8,972      16,284
 Other operating revenue                                  751         593
 Interest income                                        1,367       1,372
 Other income                                             274           -
                                                     --------    --------
    Total revenues                                     11,364      18,249
                                                     --------    --------
Costs and expenses:
 Cost of real estate sales:
    Core Homesite                                       2,147       1,158
    Core Tract                                            228           -
    Core Residential                                        -       5,228
    Predecessor Homesite                                  860         830
    Predecessor Tract                                   5,254       6,155
    Other Operations                                        -          88
                                                     --------    --------
  Total cost of real estate sales                       8,489      13,459
 Selling expense                                        1,252       2,129
 Other operating expense                                  302         330
 Other real estate costs                                1,799       2,906
 General and administrative expense                     1,839       2,200
 Depreciation                                             170         184
 Cost of borrowing, net of amounts capitalized          1,382       4,035
 Other expense                                            405         175
                                                     --------    --------
    Total costs and expenses                           15,638      25,418
                                                     --------    --------
Operating loss                                         (4,274)     (7,169)
                                                     --------    --------
Other income (expense):
 Reorganization items                                     514         429
 Miscellaneous                                           (189)       (536)
                                                     --------    --------
Total other income (expense)                              325        (107)
                                                     --------    --------
Net loss                                               (3,949)     (7,276)
                                                     --------    --------
Less:
 Accrued preferred stock dividends                      2,329           -
 Accretion of preferred stock to redemption amount        318           -
                                                     --------    --------
                                                        2,647           -
                                                     --------    --------
Net loss applicable to common stock                  $ (6,596)   $ (7,276)
                                                     ========    ========
Basic and diluted earnings per common share:
 Net loss per common share                           $   (.57)   $   (.75)
                                                     ========    ========
Weighted average common shares outstanding             11,529       9,722
                                                     ========    ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                    1998        1997
                                                                  --------    --------
Cash flows from operating activities:
  Net loss                                                        $ (3,949)   $ (7,276)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                  1,032       1,072
      Other (income) expense                                           (75)         81
      Reorganization items                                              51        (175)
      Other net changes in assets and liabilities:
        Restricted cash                                                334          30
        Receivables                                                  1,164      (2,951)
        Land and residential inventory                               1,368       6,956
        Other assets                                                  (321)     (4,999)
        Accounts payable and accrued liabilities                    (5,361)     (7,404)
        Customer deposits                                              (39)        462
        Other liabilities                                             (354)       (215)
        Other, net                                                       -           -
                                                                  --------    --------
            Net cash used in operating activities                   (6,150)    (14,419)
                                                                  --------    --------

Cash flow from investing activities:
  Additions to property, plant and equipment, net                     (307)        (75)
  Proceeds from sale of property, plant and equipment, net               -           -
  Funds withdrawn from utility trust accounts                            -      12,109
                                                                  --------    --------
            Net cash (used in) provided by investing activities       (307)     12,034
                                                                  --------    --------

Cash flows from financing activities:
  Borrowings under credit agreements                                 6,080      52,857
  Repayments under credit agreements                                (6,276)    (53,461)
  Principal payments on other liabilities                                -      (1,603)
  Proceeds from issuance of preferred stock                          1,735           -
                                                                  --------    --------
            Net cash provided by (used in) financing activities      1,539      (2,207)
                                                                  --------    --------

Decrease in cash and cash equivalents                               (4,918)     (4,592)
Cash and cash equivalents at beginning of period                     9,188       7,050
                                                                  --------    --------
Cash and cash equivalents at end of period                        $  4,270    $  2,458
                                                                  ========    ========

Supplemental cash flow information:
  Interest payments, net of amounts capitalized                   $  5,302    $  2,483
                                                                  ========    ========
  Reorganization item payments                                    $     51    $  1,644
                                                                  ========    ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

(1) The March 31, 1998 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") ("1997 Form 10-K"). Certain prior year amounts have been reclassified to conform with the 1998 presentation.

(2) The net loss per common share is computed by deducting accrued preferred stock dividends and the accretion of preferred stock to the redemption amount to determine net loss applicable to common stock. This amount is then divided by the weighted average number of shares of common stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $3,014,000 and $1,275,000 for the three months ended March 31, 1998 and 1997, respectively.

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

(5) The Company has made an estimate of Available Cash, as defined in the Company's agreements, at June 30, 1998, and has determined, based on this estimate, that due to the establishment of reserves against future mandatory debt, capital and operating expenditures, the Company will not have Available Cash, at June 30, 1998, to make any interest payments on the Cash Flow Notes for the six-month period ending June 30, 1998. In addition, the Company did not have Available Cash to make any interest payments for the twelve-month period ended December 31, 1997. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the three months ended March 31, 1998 and 1997. See PART
         I. FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES to the Form 10-Q for the fiscal quarter ended March 31, 1998 (the "First Quarter 1998 Form 10-Q") for more information concerning the Cash Flow Notes.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

(6) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued 8,330 shares of Atlantic Gulf's common stock to the Non-Employee Directors at a price of $4.50 per share for the first quarter of 1998.

(7) The Company and AP-AGC, LLC, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), are parties to that certain Investment Agreement, as amended (the "Investment Agreement," which closed in June 1997 (the "Closing")) pursuant to which Apollo agreed, subject to certain conditions, to acquire 2.5 million shares 20% Series A Redeemable Preferred Stock (the "Series A Preferred Stock") from the Company at a purchase price of $9.88 per share, and warrants to purchase up to 5 million shares of Common Stock (the "Investor Warrants"), at a purchase price of $.06 per share, for an aggregate purchase price of $25 million (the "Apollo Transaction"). As of December 31, 1997, Apollo had purchased 2,326,475 shares of Series A Preferred Stock and Investor Warrants to acquire 4,652,950 shares of Common Stock, for an aggregate purchase price of approximately $23.3 million.

         On March 31, 1998, Apollo purchased the remaining 173,525 shares of Series A Preferred Stock and Investor Warrants to acquire 347,050 shares of Common Stock, for an aggregate purchase price of $1,735,248. See PART II. OTHER INFORMATION, ITEM 2. CHANGES IN SECURITIES in the First Quarter 1998 Form 10-Q and the 1997 Form 10-K for more information concerning the Apollo Transaction.

(8) Redeemable preferred stock consisted of the following at March 31, 1998 and December 31, 1997 (in thousands of dollars):


                                                          March 31,     December 31,
                                                             1998           1997
                                                         -----------    ------------
SERIES A
Gross proceeds                                           $    25,000    $     23,265
Accrued dividends                                              3,253           1,989
                                                         -----------    ------------
Liquidation Preference amount                                 28,253          25,254
Less issue costs                                              (3,100)         (2,885)
Less warrants purchased                                         (300)           (279)
Plus accretion of preferred stock to redemption amount           477             288
                                                         -----------    ------------
                                                              25,330          22,378
                                                         -----------    ------------

SERIES B
Gross proceeds                                                20,000          20,000
Accrued dividends                                              2,372           1,307
                                                         -----------    ------------
Liquidation Preference amount                                 22,372          21,307
Less issue costs                                              (1,900)         (1,900)
Less warrants purchased                                         (240)           (240)
Plus accretion of preferred stock to redemption amount           268             139
                                                         -----------    ------------
                                                              20,500          19,306
                                                         -----------    ------------
Total redeemable preferred stock                         $    45,830    $     41,684
                                                         ===========    ============

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)



(9) As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         During the first quarter of 1998 and 1997, comprehensive income consisted only of the net losses for those periods.

PART I.  -  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE, ALL REFERENCES TO (1) THE "COMPANY" INCLUDE ATLANTIC GULF COMMUNITIES CORPORATION AND ITS DIRECT AND INDIRECT WHOLLY-OWNED SUBSIDIARIES, (2) "ATLANTIC GULF" REFERS SOLELY TO
ATLANTIC GULF COMMUNITIES CORPORATION AND (3) "PREDECESSOR COMPANY" OR "PREDECESSOR" REFERS TO GENERAL DEVELOPMENT CORPORATION, ATLANTIC GULF'S IMMEDIATE PREDECESSOR.

Current Business
----------------

            The Company is a Florida-based, planned community development and asset management company. The Company's principal business (its "Core Business") consists of (1) the acquisition, development and sale of residential homesites ("Homesites") to home builders and commercial, industrial and retail land ("Tracts") in primary markets in Florida and other selected primary markets in the southeast (the "Southeast") United States (collectively, "Primary Markets"),
(2) the construction and sale of selected vertical residential products, including oceanfront condominium units and an urban luxury apartment tower ("Vertical Development") and (3) environmental services. The Company is also engaged in (a) the orderly disposition of scattered Predecessor Homesites (i.e., homesites inherited from the Company's Predecessor) and Predecessor Tracts (i.e., commercial, industrial, institutional, residential, and agricultural acreage inherited from the Company's Predecessor) in secondary markets (collectively, the "Predecessor Assets") and (b) portfolio management of mortgages and contract receivables related to the Predecessor Assets. The continuing disposition of Predecessor Assets is a run-off business and is not part of the Company's Core Business.

            The Company's Core Business is comprised of four primary  functions,
(1) business development, (2) planning, (3) community development and (4) residential construction. See PART I., ITEM 1. BUSINESS in the 1997 Annual Report for a more detailed description of the Company's current business.

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

             In 1997 and the first quarter of fiscal year 1998, the Company closed three major equity transactions, raising an aggregate of $55 million (the "1997 Equity Transactions"). See PART I., ITEM 1. BUSINESS - SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and PART II. OTHER INFORMATION -
ITEM 2. CHANGES IN SECURITIES to this Quarterly Report on Form 10-Q for more information concerning the 1997 Equity Transactions. The Company used the funds from the 1997 Equity Transactions and other funds to acquire direct ownership interest in all of its new Core Business projects in 1997.

             The Company's strategy to grow the Homesite segment of its business is being accomplished in two stages. In the first stage, the Company built sales volume, principally through JV Projects. Now, in the second stage, the Company is replacing sold inventory with new projects, acquired principally through direct ownership.

             As of March 31, 1998, the Company owned, directly or through JV Projects, interests in the following Core Business Homesite projects:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Units        Units
                 Type of                                   Year                                            Closed-       Under
    Project     Ownership            Location             Acquired          Scope of Project (4)           to-date     Contract
    -------     ---------            --------             --------          --------------------           -------     --------
--------------------------------------------------------------------------------------------------------------------------------
Sabal Trace         D (1)         Sarasota County, FL     (3)            107 single-family Homesites          28            -
--------------------------------------------------------------------------------------------------------------------------------
West Meadows        D             Tampa Bay, FL           1995           1,330 single-family Homesites       310          155
--------------------------------------------------------------------------------------------------------------------------------
Saxon Woods         D             Orlando, FL             1997           408 single-family Homesites           -          118
--------------------------------------------------------------------------------------------------------------------------------
Lakeside Estates    D             Orlando, FL             1994-1995      1,389 single-family Homesites       750          201
--------------------------------------------------------------------------------------------------------------------------------
West Bay Club       D             Naples, FL              1995-1997      520 single-family Homesites           -            -

--------------------------------------------------------------------------------------------------------------------------------
The Trails of       D             Dallas, TX              1997           More than 1,600 single-family
West Frisco                                                              Homesites                             -          415
--------------------------------------------------------------------------------------------------------------------------------
Sunset Lakes        JV (2)        Broward County, FL      1994           1,512 single-family Homesites
                                                                         and 263 multi-family units            -        1,051
--------------------------------------------------------------------------------------------------------------------------------
Country Lakes       JV            Broward County, FL      1995           1,116 single-family Homesites
                                                                         and 1,930 multi-family units      1,115        1,927
--------------------------------------------------------------------------------------------------------------------------------
Falcon Trace        JV            Orlando, FL             1996           878 single-family Homesites          64          363
--------------------------------------------------------------------------------------------------------------------------------
Cary Glen           JV            Raleigh/Durham, NC      1996           822 single-family Homesites  and
                                                                         310 multi-family units                -            -
--------------------------------------------------------------------------------------------------------------------------------

(1)      "D" means direct ownership.
(2)      "JV" means joint venture.
(3)      Transferred from Predecessor Assets to Core Business Assets in 1994.
(4) Varying from project to project, unsold units are developed, under development or to be developed in the future.

             As of March 31, 1998, the Company owned, directly or through JV Projects, interests in the following Core Business Tracts:


----------------------------------------------------------------------------------------------------------------------------
                                                                                                          Acres     Acres
                  Type of                                Year                                            Closed-    Under
    Project      Ownership            Location          Acquired            Scope Of Project             to-date   Contract
    -------      ---------            --------          --------            ----------------             -------   --------
----------------------------------------------------------------------------------------------------------------------------
Sabal Trace         D (1)         Sarasota County, FL     (3)         109 undeveloped residential acres     94         -
----------------------------------------------------------------------------------------------------------------------------
West Meadows        D             Tampa Bay, FL           1997        76 commercial/industrial acres        50         -
----------------------------------------------------------------------------------------------------------------------------
Sunset Lakes        JV (2)        Broward County, FL      1994        10 commercial/industrial acres         -        10
----------------------------------------------------------------------------------------------------------------------------
Country Lakes       JV            Broward County, FL      1995        140 commercial/industrial acres        -         -
----------------------------------------------------------------------------------------------------------------------------

(1)      "D" means direct ownership.
(2)      "JV" means joint venture.
(3)      Transferred from Predecessor Assets to Core Business Assets in 1994.

             As of March 31, 1998, the Company owned, directly or through JV Projects, interests in the following vertical residential products:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                          Units     Units
                  Type of                                Year                                            Closed-    Under
    Project      Ownership            Location          Acquired            Scope Of Project             to-date   Contract
    -------      ---------            --------          --------            ----------------             -------   --------
----------------------------------------------------------------------------------------------------------------------------

Riverwalk Tower     D (1)         Fort Lauderdale, FL     1997        373 condominium units and a second
                                                                      mixed use tower                       -          -
----------------------------------------------------------------------------------------------------------------------------
West Bay Club       D             Naples, FL              1995-       578 high-rise residential units       -          -
                                                          1997
----------------------------------------------------------------------------------------------------------------------------
Jupiter Ocean       JV (2)        Jupiter, FL             1995        155 condominium units (3)             -          -
Grande
----------------------------------------------------------------------------------------------------------------------------


(1)      "D" means direct ownership.
(2)      "JV" means joint venture.
(3) The Company is currently negotiating with the Town of Jupiter in connection with outstanding land approval issues which may ultimately result in a reduction in density. See PART I., ITEM 1. BUSINESS - PRIMARY LINES OF BUSINESS - RESIDENTIAL SALES - CONDOMINIUM SALES - JUPITER OCEAN GRANDE in the 1997 Form 10-K.

             As of March 31, 1998, the Company owned approximately 16,000 Predecessor Homesites and approximately 19,000 acres of Predecessor Tracts in 8 communities.

             See PART I., ITEM 1. BUSINESS in the 1997 Form 10-K for more information concerning the Company's business.

RESULTS OF OPERATIONS

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

             The Company's results of operations for the three months ended March 31, 1998 and 1997 are summarized by line of business, as follows:


                                         COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                  Three Months Ended March 31, 1998

                                                      (in thousands of dollars)
                                                             (unaudited)

                                               Core                  Predecessor
                                     ---------------------------- ----------------
                                      Homesite Tract  Residential Homesite   Tract     Other     Business   Administrative
                                       Sales   Sales     Sales      Sales    Sales   Operations Development    & Other       Total
                                     ----------------------------------------------------------------------------------------------
Revenues:
   Real estate sales                 $  2,535 $  261   $      -    $  896  $  5,280   $         $              $          $   8,972
   Other operating revenues               168                                              583                                  751
   Interest income                         75                                            1,044                       248      1,367
   Other income                           274                                                                                   274
                                     ----------------------------------------------------------------------------------------------
Total revenues                          3,052    261          -       896     5,280      1,627        -              248     11,364
                                     ----------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales            2,147    228          -       860     5,254                                           8,489
   Selling expense                        287     43                  179       743                                           1,252
   Other operating expense                                                                 302                                  302
   Other real estate costs:
      Property tax, net                                                                                              565        565
      Other real estate overhead          231                         100       206          2      220              475      1,234
   General and administrative expense                                                                              1,839      1,839
   Depreciation                             5                           6        19         21                       119        170
   Cost of borrowing, net                                                                  562                       820      1,382
   Other expense                          290               115                                                                 405
                                     ----------------------------------------------------------------------------------------------
Total costs and expenses                2,960    271        115     1,145     6,222        887      220            3,818     15,638
                                     ----------------------------------------------------------------------------------------------

Operating income (loss)                    92    (10)      (115)     (249)     (942)       740     (220)          (3,570)    (4,274)
                                     ----------------------------------------------------------------------------------------------

Other income (expense):
   Reorganization items                                                                    266                       248        514
   Miscellaneous                                                                                                    (189)      (189)
                                     ----------------------------------------------------------------------------------------------
Total other income (expense)                -      -          -         -         -        266        -               59        325
                                     ----------------------------------------------------------------------------------------------

Net income (loss)                          92    (10)      (115)     (249)     (942)     1,006     (220)          (3,511)    (3,949)
                                     ----------------------------------------------------------------------------------------------

Less:
  Accrued preferred stock dividends                                                                                2,329      2,329
  Accretion of preferred
    stock to redemption amount                                                                                       318        318
                                     ----------------------------------------------------------------------------------------------
                                            -     -           -         -         -          -        -            2,647      2,647
                                     ----------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                       $     92 $  (10)  $   (115)   $ (249) $   (942)  $  1,006  $  (220)       $  (6,158) $  (6,596)
                                     ==============================================================================================


                                         COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                  Three Months Ended March 31, 1997

                                                      (in thousands of dollars)
                                                             (unaudited)


                                                   Core              Predecessor
                                     ----------------------------- ----------------
                                      Homesite  Tract Residential Homesite   Tract    Other      Business   Administrative
                                       Sales    Sales    Sales      Sales    Sales  Operations  Development    & Other     Total
                                     ---------------------------------------------------------------------------------------------

Revenues:
   Real estate sales                 $  1,469  $        $ 6,994    $ 1,081  $ 6,664   $   76    $             $          $  16,284
   Other operating revenues                10                                            583                                   593
   Interest income                        101                                          1,118                        153      1,372
   Other income                                                                                                                  -
                                     ---------------------------------------------------------------------------------------------
Total revenues                          1,580      -      6,994      1,081    6,664    1,777           -            153     18,249
                                     ---------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales            1,158      -      5,228        830    6,155       88                                13,459
   Selling expense                        179               407        732      803                    8                     2,129
   Other operating expense                                                               330                                   330
   Other real estate costs:
      Property tax, net                                                                                             911        911
      Other real estate overhead          171                23        192      344      188         657            420      1,995
   General and administrative expense                                                                             2,200      2,200
   Depreciation                             2                 2          2       15       29                        134        184
   Cost of borrowing, net                                                                463                      3,572      4,035
   Other expense                           63               112                                                                175
                                     ---------------------------------------------------------------------------------------------
Total costs and expenses                1,573      -      5,772      1,756    7,317    1,098         665          7,237     25,418
                                     ---------------------------------------------------------------------------------------------

Operating income (loss)                     7      -      1,222       (675)    (653)     679        (665)        (7,084)    (7,169)
                                     ---------------------------------------------------------------------------------------------

Other income (expense):
   Reorganization items                                                                  267                        162        429
   Miscellaneous                                                                         (96)                      (440)      (536)
                                     ---------------------------------------------------------------------------------------------
Total other income (expense)                -      -          -          -        -      171           -           (278)      (107)
                                     ---------------------------------------------------------------------------------------------

Net income (loss)                    $      7      -    $ 1,222    $  (675) $  (653)  $  850    $   (665)     $  (7,362) $  (7,276)
                                     =============================================================================================

             During the first quarter of 1998, the Company reported a net loss applicable to common stock of $6.6 million compared to a net loss applicable to common stock of $7.3 million during the first quarter of 1997. The loss decreased primarily due to (1) a $2.3 million reduction in selling expenses, other real estate costs and general and administrative expenses and (2) a $2.7 million decrease in borrowing costs, partially offset by (3) a $1.8 million decrease in gross profit from residential sales and (4) a total of $2.6 million of accrued preferred stock dividends and accretion of preferred stock in the first quarter of 1998. As discussed below, the decrease in gross profit from residential sales resulted from the completion and closing of all of the units in the Company's Regency Island Dunes ("Regency Island") oceanfront condominium project as of December 31, 1997.

Core Business
-------------

         The results of operations of the Core Business are set forth below.

             CORE HOMESITE SALES. Net income from Homesite sales in the first quarter of 1998 was $92,000 compared to $7,000 in the first quarter of 1997.

             Revenues from Homesite sales increased $1.1 million in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a $1.4 million increase in Homesite sales in West Meadows. The following table summarizes Homesite sales activity for the three months ended March 31 (in thousands of dollars):

                                                  1998                                          1997
                                  --------------------------------------        --------------------------------------
                                   Number                     Average            Number                     Average
                                   of lots       Revenue    sales price          of lots       Revenue    sales price
                                   -------       -------    -----------          -------       -------    -----------
West Meadows                           104       $ 1,686    $      16.2                9       $   240    $      26.7
Lakeside Estates                        40           849           21.2               49           985           20.1
Sabal Trace                              -             -              -                5           176           35.2
Sanctuary                                -             -              -                4            68           17.0
                                   -------       -------    -----------          -------       -------    -----------
                                       144       $ 2,535    $      17.6               67       $ 1,469    $      21.9
                                   =======       =======    ===========          =======       =======    ===========

             The average selling price in West Meadows decreased due to a bulk sale of 82 lots for $840,000 in the first quarter of 1998.

             Other operating revenues of $168,000 in the first quarter of 1998 and $10,000 in the first quarter of 1997 consisted of management fees earned in connection with the Sunset Lakes JV Project. The Company's management fee is equal to 4% of development costs, as defined in the Sunset Lakes JV Project agreement. The Company's percentage interest in the profits and losses of the Sunset Lakes JV Project is 65%. Other expense included $174,000 in the first quarter of 1998 and $63,000 in the first quarter of 1997 representing the Company's share of the net loss of the Sunset Lakes JV Project. Initial closings of sales in Sunset Lakes are anticipated during the second quarter of 1998.

             Other income of $274,000 in the first quarter of 1998 represented a net gain on an assignment of a real estate purchase agreement for a residential project located in the Orlando, Florida area.

             As of March 31, 1998, the Company had under contract approximately 889 Homesites for $25.7 million with 13 homebuilders in Lakeside Estates, West Meadows, The Trails of West Frisco and Saxon Woods. In addition, as of March 31, 1998, the Company's joint venture projects had 3,341 Homesites under contract with 9 homebuilders, totaling approximately $80.0 million in future gross revenue of which the Company is a joint venturer. As of March 31, 1997, the Company had under contract approximately 450 Homesites for approximately $12.2 million in Lakeside Estates, West Meadows and Sanctuary.

             The Homesite sales gross margin percentages were 15.3% in the first quarter of 1998 compared to 21.2% in the first quarter of 1997. The gross margin in the first quarter of 1997 approximates the targeted gross margin of 20% for this line of business. The lower gross margin percentage in 1998 is attributable principally to a reduction in the gross margin percentage at Lakeside Estates from 21.3% in the first quarter of 1997 to 8.0% in the first quarter of 1998. This decrease is due to an increase in the estimated cost to complete this project. The Company anticipates that the impact of the Lakeside Estates gross margin will decrease on a relative basis as more Homesite projects come on line during 1998.

             Homesite selling expense increased $108,000 in the first quarter of 1998 primarily due to presales advertising and marketing costs associated with the West Bay Club project.

             CORE TRACT SALES. Tract sales in the first quarter of 1998 consisted of one sale of 15 acres for $261,000 in Sabal Trace. There were no Tract sales in the first quarter of 1997. As of March 31, 1998, the Company's JV Projects had pending Tract sales contracts of approximately $3.5 million in future gross revenue.

             CORE RESIDENTIAL SALES. Net operating results from residential sales decreased $1.3 million in the first quarter of 1998 compared to the first quarter of 1997 due to the absence of revenues and profits from Regency Island which closed sales of all units as of December 31, 1997.

         During 1993, the Company entered the luxury oceanfront condominium market through the acquisition of the Regency Island project. The Company completed construction and sold out Regency Island in 1997. In 1995, the Company acquired the Jupiter Ocean Grande condominium JV Project. The Company has a 50% interest in this JV Project and anticipates commencing presales on the first building in Jupiter Ocean Grande in the 1998-1999 selling season. The Company also anticipates commencing presales of its West Bay Club high-rise residential units in the 1998-1999 selling season. In 1998, the Company intends to begin construction of Riverwalk Tower, its first luxury apartment tower.

             Residential sales are summarized as follows for the three months ended March 31 (in thousands of dollars):

                                                           1998           1997
                                                         ---------     --------
           Condominium sales - Regency Island:
              First Building                             $       -     $  1,310
              Second Building                                    -        5,684
                                                         ---------     --------
           Total condominium sales                       $       -     $  6,994
                                                         =========     ========

             The revenues and profits associated with Regency Island sales were recorded using the percentage of completion method. The project consisted of two 72-unit buildings for a total of 144 units, all of which were sold and closed as of December 31, 1997. The condominium revenues of $1.3 million in the first building in the first quarter of 1997 represented revenue earned upon the closing of four units. As of March 31, 1997, 71 of the 72 units in the first building were sold and closed. As of December 31, 1996, the Company recorded 79% of the expected revenues and profits on 56 units in the second building, based on a construction completion percentage of 79%. The revenues of approximately $5.7 million in the second building in the first quarter of 1997 were derived from an increase in the completion percentage from 79% to 96% as of March 31, 1997, and to an additional eight units sold and closed during the first quarter of 1997 for a total of 64 units sold and closed in the second building as of March 31, 1997.

             The gross margin for condominiums in the first quarter of 1997 was 25.3% which was within the targeted gross margin of approximately 20% to 25% for this line of business.

             Residential selling expense and real estate overhead decreased from a total of $430,000 in the first quarter of 1997 to $0 in the first quarter of 1998 due to the close out of Regency Island in 1997.

             Residential sales other expenses consisted of $115,000 in the first quarter of 1998 and $112,000 in the first quarter of 1997 representing the Company's share of the net loss of the Jupiter Ocean Grande JV Project. The loss resulted from pre-sales advertising and other selling and overhead costs.

Predecessor Business
--------------------

         The results of operations of the Predecessor Business are set forth below.

             PREDECESSOR HOMESITE SALES. Net operating results from Predecessor Homesite sales improved $426,000 in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a $553,000 decrease in selling expenses.

             Revenues from Predecessor Homesite sales decreased $185,000 in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a decrease in the number of Predecessor Homesites sold. The following table summarizes Predecessor Homesite sales activity for the three months ended March 31 (in thousands of dollars):

                                           1998                                      1997
                           --------------------------------------     ----------------------------------
                                                         Average                                 Average
                             Number                       sales         Number                    sales
                            of lots       Revenue         price        of lots      Revenue       price
                            -------       -------         -----        -------      -------       -----

Scattered sales                  67         $ 347         $ 5.2            135      $   776       $ 5.7
Bulk sales                       82           549           6.7             42          305         7.3
                                ---         -----         -----            ---      -------       -----
                                149         $ 896         $ 6.0            177      $ 1,081       $ 6.1
                                ===         =====         =====            ===      =======       =====


             Revenues from Predecessor Homesite scattered sales decreased primarily due a $269,000 decrease in sales in the Company's Cumberland Cove, Tennessee, project. Sales in Cumberland Cove decreased because this project began winding down during 1997 and the Company closed its on-site sales operation in September 1997. Bulk sales of Predecessor Homesites increased due to an increase in volume. The Company anticipates it will continue to supplement Predecessor Homesite sales volume through bulk sales as part of its plan to accelerate the disposition of Predecessor Assets.

             As of March 31, 1998, the Company had under contract approximately 215 Predecessor Homesites for $633,000. As of March 31, 1997, the Company had under contract 119 Predecessor Homesites for $432,000.

             The Predecessor Homesite sales gross margin percentages were 4.0% in the first quarter of 1998 compared to 23.2% in the first quarter of 1997. The lower gross margin percentage in 1998 is attributable principally to the decrease in sales in Cumberland Cove which generated a gross margin of 36.8% in the first quarter of 1997. Predecessor Homesite sales margins were also adversely affected in 1998 by the increase in bulk sales of Predecessor Homesites, which generally yield lower margins.

             Predecessor Homesite selling expense decreased $553,000 or 75.5% in the first quarter of 1998 compared to the first quarter of 1997 and decreased as percentage of revenue from 67.7% in the first quarter of 1997 to 20.0% in the first quarter of 1998 primarily due to $434,000 reduction in indirect selling costs at Cumberland Cove due to the closing of the on-site sales operation in September 1997.

             Predecessor Homesite other real estate overhead decreased $92,000, or 48%, in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a reduction in personnel costs associated with selling and maintaining Predecessor Assets.

             PREDECESSOR TRACT SALES. The net loss from Predecessor Tract sales increased by $289,000 in the first quarter of 1998 compared to the first quarter of 1997 primarily due to lower Predecessor Tract sales revenues and a lower gross margin, partially offset by a decrease in other real estate overhead.

             Revenues from Predecessor Tract sales decreased $1.4 million in the first quarter of 1998 compared to the first quarter of 1997 primarily due to three large sales (over $1.0 million) in the first quarter of 1997 compared to two comparable sales in the first quarter of 1998. Tract sales and corresponding revenues from such sales often vary significantly from period to period depending on the timing and size of individual sales. As of March 31, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $14.4 million, which, subject to certain contingencies, are anticipated to close in 1998. As of March 31, 1997, there were comparable pending Predecessor Tract sales contracts or letters of intent totaling approximately $18.0 million.

             Predecessor Tract sales gross margins are summarized as follows for the three months ended March 31:

                                                              1998                                   1997
                                               -----------------------------------     ----------------------------------
                                                   Targeted          Actual                Targeted          Actual
                                                   Margins           Margins               Margins           Margins
                                                   -------           -------               -------           -------
         Port LaBelle agricultural acreage            0%                0%                     0%             (2.7)%
         Other Predecessor Tract acreage              0%               .7%                  5-10%             14.3%

             The targeted gross margin is break even for Port LaBelle agricultural acreage because management determined that approximately 15,000 acres of the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted in 1992 from "retail" to "wholesale", which reduced the targeted gross margin for this property. During the first quarter of 1998, the Company sold 1,873 acres of Port LaBelle agricultural property for approximately $1.8 million.

             The targeted gross margin for other Predecessor Tract acreage was reduced to break even in 1998 due to the Company's business plan to accelerate the liquidation of Predecessor Assets. The actual gross margins for other Predecessor Tract acreage in 1998 and 1997 generally reflect the targeted gross margins.

             Predecessor Tract sales other real estate overhead decreased $138,000, a 40% decrease, in the first quarter of 1998 compared to the first quarter of 1997 primarily due to the discontinuance of the Company's in-house sales operation in January 1998.

Other Operations
----------------

         Net income from other operations increased $156,000 in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a $186,000 decrease in other real estate overhead.

         Other operations other real estate overhead decreased $186,000 in the first quarter of 1998 compared to the first quarter of 1997 due to the elimination of community operations costs associated with the Company's
Predecessor Assets as a result of the Company closing its offices in its Predecessor communities in December 1997.

         Other operations cost of borrowing increased $99,000 in the first quarter of 1998 compared to the corresponding prior year period due to an increase in debt associated with the financing of a portion of the Company's land mortgages receivables. The Company raised approximately $19.8 million of cash proceeds in 1997 from these financings. The proceeds from these financings were used to reduce corporate debt and to fund ongoing operations.

         Other income - reorganization items of $266,000 in the first quarter of 1998 and $267,000 in the first quarter of 1997 represents the amortization of the Company's utility connections reserve.

Business Development
--------------------

         Total business development expenditures decreased $445,000 in the first quarter of 1998 compared to the first quarter of 1997 primarily due to (1) a $219,000 decrease in costs associated with the pursuit of business opportunities in Primary Markets and (2) a $126,000 decrease in overhead costs due to the discontinuance of certain projects in 1997.

Administrative & Other
----------------------

         The net loss from administrative and other activities decreased $1.2 million in the first quarter of 1998 compared to the first quarter of 1997 principally due to a $2.8 million decrease in borrowing costs, partially offset by $2.3 million of accrued preferred stock dividends in the first quarter of 1998.

         Interest income increased in the first quarter of 1998 compared to the first quarter of 1997 primarily due to an increase in short-term investment interest income.

         Property tax, net of capitalized property taxes decreased in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a reduction of land inventory not under development which corresponds to sales activity during the intervening period.

         General and administrative expenses decreased $361,000 in the first quarter of 1998 compared to the first quarter of 1997 primarily due to decreases in personnel and legal expenses.

         Cost of borrowing, net of capitalized interest, decreased $2.8 million in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a $37.0 million decrease in corporate debt and an increase in corporate interest capitalized to land inventory. During the three months ended March 31, 1998 and 1997, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods.

         Other income - reorganization items consisted of gains of $248,000 in the first quarter of 1998 and $162,000 in the first quarter of 1997 resulting from the resolution of certain reorganization items. Other expense - miscellaneous of $189,000 in the first quarter of 1998 and $440,000 consisted of various reserve adjustments and settlements.

         During the three months ended March 31, 1998, the Company recorded a $2.3 million accrual for preferred stock dividends associated with its Series A and Series B Preferred Stock ("the Preferred Stock"). The dividends were accumulated but unpaid as of March 31, 1998. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $318,000 of the value of its Preferred Stock to the redemption amount in the first quarter of 1998. The total of approximately $2.6 million of accrued Preferred Stock dividends and Preferred Stock accretion was charged to contributed capital in the accompanying March 31, 1998 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company's cash and cash equivalents totaled approximately $4.3 million. The Company also had restricted cash and cash equivalents of $1.4 million, which consisted primarily of (1) escrows for the sale and development of real estate properties, (2) funds held in trust to pay certain bankruptcy claims and (3) various other escrow accounts. Cash and cash equivalents decreased by $4.9 million during the first quarter of fiscal 1998, consisting of (a) $6.1 million used in operating activities, (b) $0.3 million used in investing activities and (c) $1.5 million provided by financing activities.

         Cash used in operating activities during the first quarter of 1998 included approximately (1) $2.3 million for interest payments, (2) $4.1 million for property tax payments and (3) $3.8 million for construction and development expenditures. Cash used in operating activities was offset in part by net cash generated through real estate sales and other operations.

         Cash  provided  by  financing   activities  included  proceeds  of  (1)
approximately $1.7 million from the issuance of Series A Preferred Stock and related warrants and (2) net borrowings of $1.2 million from new project financings, partially offset by (3) net principal payments of $1.4 million associated with the financings of mortgage receivables and Predecessor - Homesite Contract Receivables.

         The Company's operating debt facilities (the "Foothill Debt") with Foothill Capital Corporation ("Foothill") consists of (1) a $20 million working capital facility (the "Working Capital Facility"), (2) an $8.3 million remaining commitment on its reducing revolving loan (the "Reducing Revolving Loan") and
(3) a $13.3 million balance on its term loan (the "Term Loan"). Amounts under the Reducing Revolving Loan are available only when (a) the Working Capital Facility is fully utilized and (b) the Company is in compliance with, among other conditions, a "borrowing base" formula based on the value of certain of the Company's assets. Amounts outstanding under the Working Capital Facility bear interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. The Reducing Revolving Loan bears interest at a variable "base rate" plus four percentage points. The Term Loan bears interest at the rate of 15% per annum. As of March 31, 1998, the Company had outstanding (i) the full $20 million under the Working Capital Facility, (ii) $7.6 million under the Reducing Revolving Loan and (iii) $13.3 million under the Term Loan.

         The Company's material debt obligations for 1998 include (1) up to $21.7 million of principal payments on the Reducing Revolving Loan and the Term Loan which are due in full on June 30, 1998, (2) a $39.6 million payment on its Unsecured 13% Cash Flow Notes due on December 31, 1998, which will fully retire these obligations (the "13% cash Flow Notes") and (3) the entire balance of the Working Capital Facility which is due in full on December 1, 1998 (collectively, the Company's "1998 Debt Obligations"). The Company's 1998 business plan contemplates approximately $94 million of expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability.

         The Company does not currently have sufficient liquid funds to satisfy all of its 1998 Debt Obligations. However, management believes that it will have sufficient cash resources to satisfy its June 30, 1998 obligations through various operating sources. In addition, management believes that through a combination of sources, it will be able to obtain the funds necessary to continue to implement its business plan and at the same time, satisfy all of its 1998 Debt Obligations as they become due. The Company has begun exploring the possibility of refinancing some or all of the remaining 1998 Debt Obligations. Management is reasonably confident that it will be successful in this effort, although no refinancing commitment is currently in place and there are no assurances that any such commitment will be received.

         The Company's ongoing business plan is to continue to monetize its Predecessor Assets and to reduce corporate debt. The Company has made substantial progress in this regard. It sold $55.6 million of Predecessor Assets in 1996, $41.2 million in 1997 and $6.2 million in the first quarter of 1998. As of March 31, 1998, the Company had $15.0 million of Predecessor Assets under contract or letter of intent, consisting of $11.6 million cash and $3.4 million of mortgage notes. The transactions under contract are subject to customary conditions, in some cases including a financing condition. Transactions subject to a letter of intent are also subject to further negotiation and documentation. While the Company expects to close these transactions in 1998, there can be no assurance that any particular transaction will be consummated.

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

         On March 31, 1998, AP-AGC LLC ("Apollo") purchased 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase 347,050 shares of Common Stock, for an aggregate purchase price of $1,735,248, pursuant to the terms of that certain Amended and Restated Investment Agreement by and between the Company and Apollo (the "Investment Agreement"). See NOTE (7) to the Company's Consolidated Financial Statements for the fiscal quarter ended March 31, 1998, included herewith, PART I., ITEM 1. BUSINESS - SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - STOCK PURCHASES BY APOLLO PURSUANT TO THE TERMS OF THE INVESTMENT AGREEMENT in the 1997 Form 10-K/A-1 for more information concerning Apollo's purchases of Series A Preferred Stock and Investor Warrants. Apollo has now purchased all of the Series A Preferred Stock and Investor Warrants covered by the Investment Agreement.

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

         If there is no Available Cash on a payment date, the interest otherwise payable on such date on the Cash Flow Notes is reduced to $0 and does not accrue. Due to the establishment of reserves against future mandatory debt, capital and operating expenditures, Available Cash is anticipated to be $0 as of June 30, 1998 and was $0 during the twelve month period ending December 31, 1997. Accordingly, the Company did not accrue interest during the three months ended March 31, 1998 and 1997 on its Cash Flow Notes. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company will have any Available Cash during the remainder of 1998.


PART II.   -  OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

         On March 31, 1998, AP-AGC LLC ("Apollo") purchased 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase 347,050 shares of Common Stock, for an aggregate purchase price of $1,735,248, pursuant to the terms of that certain Amended and Restated Investment Agreement by and between the Company and Apollo (the "Investment Agreement"). See Note (7) to the Company's Consolidated Financial Statements for the fiscal quarter ended March 31, 1998, included herewith, PART I., ITEM 1. BUSINESS - SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - STOCK PURCHASES BY APOLLO PURSUANT TO THE TERMS OF THE INVESTMENT AGREEMENT in the 1997 Form 10-K/A-1 for more information concerning Apollo's purchases of Series A Preferred Stock and Investor Warrants. Apollo has now purchased all of the Series A Preferred Stock and Investor Warrants covered by the Investment Agreement.

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


                      ATLANTIC GULF COMMUNITIES CORPORATION




Date: May 12, 1998                         /s/ Thomas W. Jeffrey
                                           ------------------------------
                                               Thomas W. Jeffrey
                                               Executive Vice President
                                               and Chief Financial Officer






Date: May 12, 1998                         /s/ Paula J. Cook
                                           ------------------------------
                                               Paula J. Cook
                                               Vice President and Controller
                                               (Principal Accounting Officer)