Form 10-Q
period 1998-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1998-08-14
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

There are 11,535,812 shares of the Registrant's Common Stock outstanding as of August 11, 1998.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, CERTAIN MATTERS DISCUSSED HEREIN CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN FLORIDA AND OTHER SOUTHEAST U.S. PRIMARY MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY FLORIDA AND OTHER SOUTHEAST U.S. MARKETS; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS.

                                TABLE OF CONTENTS


                                                                                                     Page
                                                                                                      No.
                                                                                                      ---
PART I.  -   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                    1

              Consolidated Statements of Operations for the Three and Six  Months Ended
                 June 30, 1998 and 1997                                                                2

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998
                 and 1997                                                                              3

              Notes to Consolidated Financial Statements                                               4

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                            7

PART II.  -  OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders                                     28

    Item 5.   Other Information                                                                       30

    Item 6.   Exhibits and Reports on Form 8-K                                                        31


SIGNATURES                                                                                            32

PART I.  -  FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997
               (in thousands, except share amounts and par value)

                                                                                       June 30,         December 31,
                                                                                         1998               1997
                                                                                       ---------          --------
                                                                                      (Unaudited)
         Assets
         ------
Cash and cash equivalents                                                              $   2,981          $  9,188
Restricted cash and cash equivalents                                                         900             1,713
Contracts receivable, net                                                                  5,084             6,336
Mortgages, notes and other receivables, net                                               34,163            34,910
Land and residential inventory                                                           126,743           130,506
Property, plant and equipment, net                                                         2,751             1,754
Other assets, net                                                                         16,765            18,664
                                                                                       ---------          --------
Total assets                                                                           $ 189,387          $203,071
                                                                                       =========          ========
         Liabilities and Stockholders' (Deficit) Equity
         ----------------------------------------------
Accounts payable and accrued liabilities                                               $  12,276          $ 13,615
Customers' and other deposits                                                              3,789             1,181
Other liabilities                                                                          7,740             8,865
Notes, mortgages and capital leases                                                      118,906           132,408
                                                                                       ---------          --------
Total liabilities                                                                        142,711           156,069
                                                                                       ---------          --------
Redeemable Preferred Stock
       Series A, 20%, $.01 par value,  2,500,000  shares  authorized;  2,500,000 shares issued, having a liquidation preference of $29,666, as of June 30,
       1998;  2,326,500  shares  issued,  having  a  liquidation  preference  of
       $25,254, as of December 31, 1997                                                   26,949            22,378

       Series B, 20%, $.01 par value;  2,000,000  shares  authorized;  2,000,000 shares issued, having a liquidation  preference of $23,491 as of June 30,
       1998 and a liquidation preference of $21,307 as of December 31, 1997               21,748            19,306
                                                                                       ---------          --------
                                                                                          48,697            41,684
                                                                                       ---------          --------
Stockholders' (deficit) equity

       Common stock, $.10 par value,  70,000,000 shares  authorized;  11,622,089 and 11,607,526  shares issued as of June 30, 1998, and December
          31, 1997, respectively                                                           1,162             1,161
       Contributed capital                                                               123,473           128,930
       Accumulated deficit                                                              (120,935)         (119,052)
       Accumulated other comprehensive loss                                               (5,712)           (5,712)
       Treasury stock, 86,277 shares, at cost                                                 (9)               (9)
                                                                                       ---------          --------
Total stockholders' (deficit) equity                                                      (2,021)            5,318
                                                                                       ---------          --------
Total liabilities and stockholders' (deficit) equity                                   $ 189,387          $203,071
                                                                                       =========          ========

See accompanying notes to consolidated financial statements.

                       ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                               Consolidated Statements of Operations
                         Three and Six Months Ended June 30, 1998 and 1997
                               (in thousands, except per share data)
                                            (unaudited)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                      --------------------    --------------------
                                                        1998         1997        1998        1997
                                                      --------    --------    --------    --------
Revenues:
  Real estate sales:
      Core Homesite                                   $  2,612    $  6,999    $  5,147    $  8,468
      Core Tract                                        31,780         590      32,041         590
      Core Residential                                      --       2,201          --       9,195
      Predecessor Homesite                               1,035       2,533       1,931       3,614
      Predecessor Tract                                  8,476       5,452      13,756      12,116
      Other Operations                                      --          --          --          76
                                                      --------    --------    --------    --------
    Total real estate sales                             43,903      17,775      52,875      34,059
  Other operating revenues                                 664         852       1,415       1,445
  Interest income                                        1,152       1,745       2,519       3,117
  Other income                                           1,581          --       1,681          --
                                                      --------    --------    --------    --------
      Total revenues                                    47,300      20,372      58,490      38,621
                                                      --------    --------    --------    --------
Costs and expenses:
  Cost of real estate sales:
      Core Homesite                                      2,260       6,878       4,407       8,036
      Core Tract                                        25,203         484      25,431         484
      Core Residential                                      --       3,082          --       8,310
      Predecessor Homesite                                 898       2,390       1,758       3,220
      Predecessor Tract                                  8,145       5,054      13,399      11,209
      Other Operations                                      --          --          --          88
                                                      --------    --------    --------    --------
    Total cost of real estate sales                     36,506      17,888      44,995      31,347
  Selling expense                                        1,968       1,889       3,220       4,018
  Other operating expense                                  464         298         766         628
  Other real estate costs                                2,277       2,896       4,076       5,802
  General and administrative expense                     2,203       2,456       4,042       4,656
  Depreciation                                             168         169         338         353
  Cost of borrowing, net of amounts capitalized          1,649       4,699       3,031       8,734
  Other expense                                            240         287         471         462
                                                      --------    --------    --------    --------
      Total costs and expenses                          45,475      30,582      60,939      56,000
                                                      --------    --------    --------    --------
Operating income (loss)                                  1,825     (10,210)     (2,449)    (17,379)
                                                      --------    --------    --------    --------
Other income (expense):
  Reorganization items                                     268       1,365         782       1,794
  Miscellaneous                                            (27)        175        (216)       (361)
                                                      --------    --------    --------    --------
Total other income (expense)                               241       1,540         566       1,433
                                                      --------    --------    --------    --------
Net income (loss)                                        2,066      (8,670)     (1,883)    (15,946)
                                                      ========    ========    ========    ========

Less:
  Accrued preferred stock dividends                      2,531          62       4,860          62
  Accretion of preferred stock to redemption amount        336           8         654           8
                                                      --------    --------    --------    --------
                                                         2,867          70       5,514          70
                                                      --------    --------    --------    --------
Net loss applicable to common stock                   $   (801)   $ (8,740)   $ (7,397)   $(16,016)
                                                      ========    ========    ========    ========
Basic and diluted earnings per common share:
  Net loss per common share                           $   (.07)   $   (.89)   $   (.64)   $  (1.64)
                                                      ========    ========    ========    ========
Weighted average common shares outstanding              11,531       9,863      11,530       9,793
                                                      ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997
                            (in thousands of dollars)
                                   (unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                               1998       1997
                                                                            --------    --------
Cash flows from operating activities:
  Net loss                                                                  $ (1,883)   $(15,946)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                            2,083       2,998
      Other income                                                              (310)     (1,337)
      Reorganization items                                                        45         179
      Land acquisitions                                                      (22,125)     (5,572)
      Other net changes in assets and liabilities:
        Restricted cash                                                          813       2,063
        Receivables                                                            1,775       4,798
        Land and residential inventory                                        25,888      19,197
        Other assets                                                             946      (8,668)
        Accounts payable and accrued liabilities                              (1,302)     (5,252)
        Customer deposits                                                      2,608      (1,114)
        Other liabilities                                                       (636)       (483)
                                                                            --------    --------
           Net cash provided by (used in) operating activities                 7,902      (9,137)
                                                                            --------    --------
Cash flows from investing activities:
  Additions to property, plant and equipment, net                             (1,335)       (172)
  Funds withdrawn from utility trust accounts                                     --      12,109
                                                                            --------    --------
           Net cash (used in) provided by investing activities                (1,335)     11,937
                                                                            --------    --------
Cash flows from financing activities:
  Borrowings under credit agreements                                          20,636      66,699
  Repayments under credit agreements                                         (35,145)    (99,745)
  Principal payments on other liabilities                                         --      (1,218)
  Proceeds from issuance of common stock                                          --      10,000
  Proceeds from issuance of preferred stock                                    1,735      18,875
                                                                            --------    --------
           Net cash used in financing activities                             (12,774)     (5,389)
                                                                            --------    --------
Decrease in cash and cash equivalents                                         (6,207)     (2,589)
Cash and cash equivalents at beginning of period                               9,188       7,050
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $  2,981    $  4,461
                                                                            ========    ========
Supplemental cash flow information:
  Interest payments, net of amounts capitalized                             $  1,340    $  4,889
                                                                            ========    ========
  Reorganization item payments                                              $     45    $    900
                                                                            ========    ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)

(1) The June 30, 1998 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") ("1997 Form 10-K"). Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $2,382,000 and $5,396,000 for the three and six-month periods ended June 30, 1998, respectively, and $1,447,000 and $2,722,000 for the three and six-month periods ended June 30, 1997, respectively.

(4) Revenue from the sale of residential units other than Regency Island ("Regency") condominium units is recognized when the earnings process is complete. Revenue from the sale of Regency condominium units is recognized using the percentage-of-completion method. Earned revenue is based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage is then applied to the expected revenue associated with units that have been sold to date. Revenue from the sale of land is recognized when the cash received, as a percentage of the sales price, is at least 20% for land sales other than retail land sales and 10% for retail land sales, the earnings process is complete and the collection of any remaining receivable is reasonably assured.

(5) Due to the establishment of reserves against future mandatory debt, capital and operating expenditures, the Company did not have Available Cash, as defined in the Company's agreements, at June 30, 1998, to make any interest payments on the Cash Flow Notes for the six-month period ending June 30, 1998. In addition, the Company did not have Available Cash to make any interest payments for the twelve-month period ended December 31, 1997. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the six months ended June 30, 1998 and 1997. See PART I. FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S
         DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES to the Form 10-Q for the fiscal quarter ended June 30, 1998 (the "Second Quarter 1998 Form 10-Q") for more information concerning the Cash Flow Notes.


(6) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued 8,330 shares of Atlantic Gulf's common stock to the Non-Employee Directors at a price of $4.50 per

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)

         share for the first quarter of 1998 and 6,209 shares at a price of $3.625 per share for the second quarter of 1998.

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

(8) Redeemable preferred stock consisted of the following at June 30, 1998 and December 31, 1997 (in thousands of dollars):

                                                                      June 30,      December 31,
                                                                        1998            1997
                                                                      --------        --------
         Series A
         --------
         Gross proceeds                                               $ 25,000        $ 23,265
         Accrued dividends                                               4,666           1,989
                                                                      --------        --------
         Liquidation Preference amount                                  29,666          25,254
         Less issue costs                                               (3,100)         (2,885)
         Less warrants purchased                                          (300)           (279)
         Plus accretion of preferred stock to redemption amount            683             288
                                                                      --------        --------
                                                                        26,949          22,378
                                                                      --------        --------
         Series B
         --------
         Gross proceeds                                                 20,000          20,000
         Accrued dividends                                               3,491           1,307
                                                                      --------        --------
         Liquidation Preference amount                                  23,491          21,307
         Less issue costs                                               (1,900)         (1,900)
         Less warrants purchased                                          (240)           (240)
         Plus accretion of preferred stock to redemption amount            397             139
                                                                      --------        --------
                                                                        21,748          19,306
                                                                      --------        --------
         Total redeemable preferred stock                             $ 48,697        $ 41,684
                                                                      ========        ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)

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

         During the first six months of 1998 and 1997, comprehensive income consisted only of the net losses for those periods.

PART I.  -  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            --------------------------------------------------------------------

UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE, ALL REFERENCES TO (1) THE "COMPANY" INCLUDE ATLANTIC GULF COMMUNITIES CORPORATION AND ITS DIRECT AND INDIRECT WHOLLY-OWNED SUBSIDIARIES, (2) "ATLANTIC GULF" REFERS SOLELY TO
ATLANTIC GULF COMMUNITIES CORPORATION AND (3) "PREDECESSOR COMPANY" OR "PREDECESSOR" REFER TO GENERAL DEVELOPMENT CORPORATION, ATLANTIC GULF'S IMMEDIATE PREDECESSOR.

CURRENT BUSINESS

         The Company is a Florida-based, planned community development and asset management company. The Company's principal business (its "Core Business") consists of (1) the acquisition, development and sale of residential homesites ("Homesites") to home builders and commercial, industrial and retail land
("Tracts") in primary or oceanfront markets in Florida and other selected primary markets in the southeast (the "Southeast") United States (collectively, "Primary Markets"), (2) the construction and sale of selected vertical residential products, including oceanfront condominium units and an urban luxury apartment tower ("Vertical Development") and (3) environmental services. The Company is also engaged in (a) the orderly disposition of scattered Predecessor Homesites (i.e., homesites inherited from the Company's Predecessor) and Predecessor Tracts (i.e., commercial, industrial, institutional, residential, and agricultural acreage inherited from the Company's Predecessor) in secondary markets (collectively, the "Predecessor Assets") and (b) portfolio management of mortgages and contract receivables related to the Predecessor Assets. The continuing disposition of Predecessor Assets is a run-off business and is not part of the Company's Core Business.

         The Company's Core Business is comprised of four primary functions, (1) business development, (2) planning, (3) community development and (4) residential construction. See PART I., ITEM 1. BUSINESS in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") ("1997 Form 10-K") and PART I. FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the Company's Quarterly Report on Form 10-Q, as filed with the SEC (the "First Quarter 1998 Form 10-Q"), for a more detailed description of the Company's current business.

BUSINESS PLAN

         Atlantic Gulf's business plan is to:

         o Execute and grow its Core Business, principally the sales of new Homesites and Tracts, throughout its Primary Markets.

         o  Capitalize on special opportunities in Vertical Development.

         o  Complete  the  orderly  disposition  of  its  remaining  Predecessor
            Assets.

         To these ends (1) since 1992, the Company has sold approximately 81,000 acres of Predecessor Tracts and 10,800 Predecessor Homesites, and substantially reduced the corporate debt and deferred liabilities which it inherited from its Predecessor and (2) since 1994, the Company has acquired interests in 17 new projects in ten Primary Markets in four states.

         The Company has successfully transitioned itself from a land company holding principally Predecessor Assets in 1994 to a leading provider to builders of developed Homesites in planned communities in Primary Markets in 1998.

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

           In 1997 and the first quarter of fiscal year 1998, the Company closed three major equity transactions, raising an aggregate of $55 million (the "1997 Equity Transactions"). See PART I., ITEM 1. BUSINESS - SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and PART II. OTHER INFORMATION, ITEM 2. CHANGES IN SECURITIES in the First Quarter 1998 Form 10-Q for more information concerning the 1997 Equity Transactions. The Company used the funds from the 1997 Equity Transactions and other funds to acquire direct ownership interest in all of its new Core Business projects in 1997.

         The Company's strategy to grow the Homesite segment of its business is being accomplished in two stages. In the first stage, the Company built sales volume, principally through JV Projects. Now, in the second stage, the Company is replacing sold inventory with new projects, acquired principally through direct ownership.

         As of June 30, 1998, the Company owned, directly or through JV Projects, interests in the following Core Business Homesite projects:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Units        Units
                        Type of                                 Year                                           Closed-       Under
         Project       Ownership           Location           Acquired          Scope of Project (3)           to-Date      Contract
------------------------------------------------------------------------------------------------------------------------------------
West Meadows               D (1)         Tampa Bay, FL           1995        1,316 single-family Homesites         353          252
------------------------------------------------------------------------------------------------------------------------------------
Saxon Woods                D             Orlando, FL             1997        408 single-family Homesites            15          103
------------------------------------------------------------------------------------------------------------------------------------
Lakeside Estates           D             Orlando, FL             1994-1995   1,379 single-family Homesites         778          168
------------------------------------------------------------------------------------------------------------------------------------
West Bay Club              D             Naples, FL              1995-1997   520 single-family Homesites             -            -
------------------------------------------------------------------------------------------------------------------------------------
The Trails of West Frisco  D             Dallas, TX              1997        1,643 single-family Homesites           -          415

------------------------------------------------------------------------------------------------------------------------------------
Sunset Lakes               JV (2)        Broward County, FL      1994        1,512 single-family Homesites
                                                                             and 255 multi-family units            442          665
------------------------------------------------------------------------------------------------------------------------------------
Country Lakes              JV            Broward County, FL      1995        1,116 single-family Homesites
                                                                             and 1,930 multi-family units        1,115        1,931
------------------------------------------------------------------------------------------------------------------------------------
Falcon Trace               JV            Orlando, FL             1996        871 single-family Homesites           119          310
------------------------------------------------------------------------------------------------------------------------------------
Cary Glen                  JV            Raleigh/Durham, NC      1996        917 single-family Homesites
                                                                             and 249 multi-family units              -            -
------------------------------------------------------------------------------------------------------------------------------------

(1)   "D" means direct ownership.
(2)   "JV" means joint venture.
(3) Varying from project to project, unsold units are developed, under development or to be developed in the future.

         As of June 30, 1998, the Company owned, directly or through JV Projects, interests in the following Core Business Tracts:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Acres        Acres
                     Type of                                Year                                           Closed-       Under
    Project         Ownership           Location          Acquired            Scope of Project             To-date      Contract
-----------------------------------------------------------------------------------------------------------------------------------
West Meadows         D (1)         Tampa Bay, FL            1997        76 commercial/industrial acres        50            -
-----------------------------------------------------------------------------------------------------------------------------------
Riverwalk Tower      D             Fort Lauderdale, FL      1997        0.9 commerical acres                 0.9            -
-----------------------------------------------------------------------------------------------------------------------------------
Regency Island       D             Hutchinson Island, FL    1994        4 commercial acres                     -            -
-----------------------------------------------------------------------------------------------------------------------------------
Sunset Lakes         JV (2)        Broward County, FL       1994        10 commercial/industrial acres         -           10
-----------------------------------------------------------------------------------------------------------------------------------
Country Lakes        JV            Broward County, FL       1995        140 commercial/industrial acres        -            -
-----------------------------------------------------------------------------------------------------------------------------------

(1) "D" means direct ownership.
(2) "JV" means joint venture.

         As of June 30, 1998, the Company owned, directly or through JV Projects, interests in the following vertical residential products:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Units        Units
                     Type of                                Year                                           Closed-       Under
    Project         Ownership           Location          Acquired            Scope of Project             To-date      Contract
-----------------------------------------------------------------------------------------------------------------------------------
Riverwalk Tower      D (1)         Fort Lauderdale, FL      1997        373 high-rise apartments             -             -
-----------------------------------------------------------------------------------------------------------------------------------
West Bay Club        D             Naples, FL               1995-1997   578 high-rise residential units      -             -
-----------------------------------------------------------------------------------------------------------------------------------
Jupiter Ocean Grande JV (2)        Jupiter, FL              1995        138 condominium units                -             -
-----------------------------------------------------------------------------------------------------------------------------------

(1) "D" means direct ownership.
(2) "JV" means joint venture.

         As of June 30, 1998, the Company owned approximately 16,000 Predecessor Homesites and approximately 11,000 acres of Predecessor Tracts in 8 communities.

         See PART I., ITEM 1. BUSINESS in the 1997 Form 10-K, PART I. - FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the First Quarter 1998 Form 10-Q and PART
I. FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS to this Quarterly Report on Form 10-Q for more information concerning the Company's business.

RESULTS OF OPERATIONS

            COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         The Company's results of operations for the six months ended June 30, 1998 and 1997 are summarized by line of business, as follows:

                                        COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                   Six Months Ended June 30, 1998

                                                     (in thousands of dollars)
                                                            (unaudited)

                                               Core                   Predecessor
                                   ----------------------------   -------------------
                                     Homesite   Tract  Residential  Homesite   Tract    Other      Business   Administrative
                                      Sales     Sales     Sales      Sales     Sales  Operations  Development     & Other    Total
                                   ------------------------------------------------------------------------------------------------
Revenues:
   Real estate sales                  $5,147   $32,041    $          $1,931  $ 13,756 $              $           $          $52,875
   Other operating revenues              296                                             1,119                                1,415
   Interest income                       150                                             1,762                        607     2,519
   Other income                        1,681                                                                                  1,681
                                   ------------------------------------------------------------------------------------------------
Total revenues                         7,274    32,041        -       1,931    13,756    2,881           -            607    58,490
                                   ------------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales           4,407    25,431                1,758    13,399                                        44,995
   Selling expense                       675       800                  436     1,309                                         3,220
   Other operating expense                                                                 766                                  766
   Other real estate costs:
      Property tax, net                                                                                             1,395     1,395
      Other real estate overhead         503                            241       322       11         692            912     2,681
   General and administrative expense                                                                               4,042     4,042
   Depreciation                            9                             13        37       42                        237       338
   Cost of borrowing, net                                                                1,085                      1,946     3,031
   Other expense                         225                246                                                                 471
                                   ------------------------------------------------------------------------------------------------
Total costs and expenses               5,819    26,231      246       2,448    15,067    1,904         692          8,532    60,939
                                   ------------------------------------------------------------------------------------------------
Operating income (loss)                1,455     5,810     (246)       (517)   (1,311)     977        (692)        (7,925)   (2,449)
                                   ------------------------------------------------------------------------------------------------
Other income (expense):
   Reorganization items                                                                    534                        248       782
   Miscellaneous                                                                                                     (216)     (216)
                                   ------------------------------------------------------------------------------------------------
Total other income (expense)               -         -        -           -         -      534           -             32       566
                                   ------------------------------------------------------------------------------------------------
Net income (loss)                      1,455     5,810     (246)       (517)   (1,311)   1,511        (692)        (7,893)   (1,883)
                                   ------------------------------------------------------------------------------------------------
Less:
  Accrued preferred stock dividends                                                                                 4,860     4,860
  Accretion of preferred stock to
     redemption amount                                                                                                654       654
                                   ------------------------------------------------------------------------------------------------
                                           -         -        -           -         -        -           -          5,514     5,514
                                   ------------------------------------------------------------------------------------------------
Net income (loss) applicable to
     common stock                     $1,455   $ 5,810    $(246)     $ (517) $ (1,311)  $1,511       $(692)      $(13,407) $ (7,397)
                                   ================================================================================================


                                        COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                   Six Months Ended June 30, 1997

                                                     (in thousands of dollars)
                                                            (unaudited)

                                              Core                   Predecessor
                                 ------------------------------   -----------------
                                   Homesite   Tract Residential    Homesite  Tract    Other      Business    Administrative
                                    Sales     Sales    Sales        Sales    Sales  Operations  Development      & Other    Total
                                 --------------------------------------------------------------------------------------------------
Revenues:
  Real estate sales                 $8,468     $590   $9,195      $ 3,614  $12,116    $   76      $            $          $ 34,059
  Other operating revenues             401                                             1,044                                 1,445
  Interest income                      222                                             2,426                        469      3,117
                                 --------------------------------------------------------------------------------------------------
Total revenues                       9,091      590    9,195        3,614   12,116     3,546            -           469     38,621
                                 --------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of real estate sales          8,036      484    8,310        3,220   11,209        88                                31,347
  Selling expense                      430       16      239        1,686    1,615                     32                    4,018
  Other operating expense                                                                628                                   628
  Other real estate costs:
    Property tax, net                                                                                             1,731      1,731
    Other real estate overhead         490               138          160      699       348        1,347           889      4,071
  General and administrative expense                                                                              4,656      4,656
  Depreciation                           4                 2            3       31        62                        251        353
  Cost of borrowing, net                                                               1,105                      7,629      8,734
  Other expense                         57               405                                                                   462
                                ---------------------------------------------------------------------------------------------------
Total costs and expenses             9,017      500    9,094        5,069   13,554     2,231        1,379        15,156     56,000
                                ---------------------------------------------------------------------------------------------------
Operating income (loss)                 74       90      101       (1,455)  (1,438)    1,315       (1,379)      (14,687)   (17,379)
                                ---------------------------------------------------------------------------------------------------
Other income (expense):
  Reorganization items                                                                   532                      1,262      1,794
  Miscellaneous                                                                          (96)                      (265)      (361)
                                ---------------------------------------------------------------------------------------------------
Total other income (expense)             -        -        -            -        -       436            -           997      1,433
                                ---------------------------------------------------------------------------------------------------
Net income (loss)                       74       90      101       (1,455)  (1,438)    1,751       (1,379)      (13,690)   (15,946)
                                ---------------------------------------------------------------------------------------------------
Less:
  Accrued preferred stock dividends                                                                                  62         62
  Accretion of preferred stock
    to redemption amount                                                                                              8          8
                                ---------------------------------------------------------------------------------------------------
                                         -        -        -            -        -         -            -            70         70
                                ---------------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                      $   74     $ 90   $  101      $(1,455) $(1,438)   $1,751      $(1,379)     $(13,760)  $(16,016)
                                ===================================================================================================

         During the first six months of 1998, the Company reported a net loss of $1.9 million compared to a net loss of $16.0 million for the same period last year. After certain non-cash charges applicable to preferred stock, the Company reported a net loss applicable to common stock of $7.4 million compared to a net loss applicable to common stock of $16.0 million during the first six months of 1997. The loss decreased by $8.6 million during the first six months of fiscal 1998 compared to the first six months of fiscal 1997 primarily due to (1) a 55% increase in real estate revenues in 1998 generating a $5.2 million gross margin increase, (2) a $2.3 million increase in other income in 1998, (3) a $3.1 million reduction in selling expenses, other real estate costs and general and administrative expenses in 1998 and (4) a $5.0 million decrease in borrowing costs in 1998, partially offset by a $5.4 million increase in accrued preferred stock dividends and accretion of preferred stock in 1998. As discussed below, the increase in real estate revenues in 1998 was primarily due to $31.8 million of Tract sales in the second quarter of 1998 consisting of a sale for $24.8 million of Dave's Creek, a 1,372 acre project near Atlanta, Georgia ("Dave's Creek"), and a $7.0 million sale of 0.9 acres of the 2.8-acre Riverwalk Tower.

CORE BUSINESS

         The results of operations of the Core Business are set forth below.

                  CORE HOMESITE SALES. Net income from Homesite sales improved $2.0 million in the first six months of 1998 compared to the first six months of 1997 primarily due to a $2.3 million increase in other income.

                  Revenues from Homesite sales decreased $3.3 million in the first six months of 1998 compared to the first six months of 1997 primarily due to a $4.5 million sale in June 1997 of the remaining 102 lots in Windsor Palms, partially offset by a $1.8 million increase in sales in West Meadows. The following table summarizes Homesite sales activity for the six months ended June 30 (in thousands of dollars):

                               1998                           1997
                   -----------------------------  ------------------------------
                    Number             Average     Number              Average
                   of Lots  Revenue  Sales Price  of Lots   Revenue  Sales Price
                   -------  -------  -----------  -------   -------  -----------
West Meadows         147    $3,138      $21.3        41     $1,291     $31.5
Lakeside Estates      72     1,521       21.1       103      2,091      20.3
Saxon Woods           15       377       25.1         -          -         -
Windsor Palms          -         -          -       102      4,514      44.3
Sabal Trace            3       111       37.0         8        300      37.5
Sanctuary              -         -          -        16        272      17.0
                     ---    ------      -----       ---     ------     -----
                     237    $5,147      $21.7       270     $8,468     $31.4
                     ===    ======      =====       ====    ======     =====

                  The average sales price in West Meadows decreased in the first six months of 1998 compared to the first six months of 1997 due to a bulk sale of 82 lots for $840,000 in the first quarter of 1998.

                  Other operating revenues included $296,000 in the first six months of 1998 and $79,000 in the first six months of 1997 representing management fees earned in connection with the Sunset Lakes JV Project. Other operating revenues in the first six months of 1997 also included a $322,000 management fee from the Country Lakes JV Project. The Country Lakes JV Project sold 740 Homesites for $9.5 million during the first six months of 1997.

                  Other income of $1.7 million in the first six months of 1998 included $523,000 of income from the Company's 65% interest in profits from the Sunset Lakes JV Project, net of $664,000 of amortization relative to interest capitalized on the Company's equity investment. During the first six months of 1998, the Sunset Lakes JV Project sold 187 Homesites and a 29-acre tract designed for 255 multi-family units for approximately $15.5 million. Other income in the first six months of 1998 also included net gains totaling $1.1 million on assignments of real estate purchase agreements for two residential projects located in the Orlando, Florida area.

                  As of June 30, 1998, the Company had under contract approximately (1) 938 Homesites for approximately $25.3 million with 14 homebuilders in Lakeside Estates, West Meadows, The Trails of West Frisco and Saxon Woods and (2) 975 JV Project Homesites for approximately $45.4 million with 8 homebuilders in Sunset Lakes and Falcon Trace. As of June 30, 1997, the Company had under contract approximately 344 Homesites for approximately $6.3 million in Lakeside Estates, West Meadows and Sanctuary.

                  The Homesite sales gross margin percentage was 14.4% in the first six months of 1998 compared to 5.1% in the first six months of 1997. Although the gross margin percentage increased in the first six months of 1998 compared to the first six months of 1997, it is lower than the targeted gross margin of approximately 20% for this line of business principally due to reductions in the gross margin percentages at Lakeside Estates and West Meadows. These reductions are due to increases in the estimated costs to complete these projects. The Company anticipates that the impact of these reductions will decrease on a relative basis as more Homesite projects come on line during 1998. The lower than targeted gross margin in the first six months of 1997 was principally attributable to the sale of the final 102 Windsor Palms lots for $4.5 million, generating a negative 10% gross margin. This sale was necessitated by the Company's need for liquidity to meet a June 30, 1997 debt payment.

                  Homesite selling expense increased $245,000 in the first six months of 1998 (despite a decrease in revenues) compared to the first six months of 1997 primarily due to presales advertising and marketing costs associated with the West Bay Club project.

                  CORE TRACT SALES. Net income from Tract sales increased $5.7 million in the first six months of 1998 compared to the first six months of 1997 due to an increase in Tract sales revenues.

                  Tract sales revenues increased $31.5 million in the first six months of 1998 compared to the first six months of 1997 due to two large Tract sales in 1998. In April 1998, the Company sold and closed Dave's Creek for $24.8 million. Additional sales proceeds of $2.5 million are being held in escrow pending the acquisition by the Company of an Army Corp of Engineers permit which, if received, will increase the total revenues from this sale to $27.3 million. The 6.6% gross margin on this sale will increase to approximately 15.2% upon the receipt of the additional $2.5 million of proceeds. In June 1998, the Company sold for $7.0 million a 0.9 acre office/hotel parcel which is part of the 2.8-acre Riverwalk Tower project. This sale generated a gross margin of 70.4%. The balance of the Riverwalk Tower project is being developed by the Company as a luxury high-rise apartment tower.

                  As of June 30, 1998, the Company's JV Projects had pending Tract sales contracts of approximately $3.5 million.

                  Tract sales selling expense increased $784,000 in the first six months of 1998 compared to the first six months of 1997 due to increased sales activities.

                  CORE RESIDENTIAL SALES. Net operating results from Core Residential sales decreased $347,000 in the first six months of 1998 compared to the first six months of 1997 due to the absence of revenues and profits from Regency Island which closed sales of all units as of December 31, 1997.

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

                  The following table summarizes Residential sales activity for the six months ended June 30 (in thousands of dollars):

                                                    1998        1997
                                                   ------      ------
            Condominium sales - Regency Island:
               First Building                      $    -      $1,310
               Second Building                          -       7,885
                                                   ------      ------
            Total condominium sales                $    -      $9,195
                                                   ======      ======

                  The revenues and profits associated with Regency Island were recorded using the percentage of completion method. The project consisted of two 72-unit buildings, all of which were sold and closed as of December 31, 1997. The revenues of $1.3 million from the first building in the first six months of 1997 represented revenue earned from the closing of four units. As of June 30, 1997, 71 of the 72 units in the first building were sold and closed. As of December 31, 1996, the Company recorded 79% of the expected revenues and profits on 56 units in the second building, based on a construction completion percentage of 79%. The revenues of approximately $7.9 million in the second building in the first six months of 1997 resulted from (1) an increase in the completion percentage from 79% to 100% as of June 30, 1997, and (2) 12 additional units sold during the first six months of 1997 for a total of 68 units sold in the second building as of June 30, 1997. As of June 30, 1997, 24 of the 72 units in the second building had closed.

                  The gross margin for Residential - condominiums sales in the first six months of 1997 was 9.6%. The final overall gross margin for the Regency Island project was 12.1%.

                  Residential selling expense and real estate overhead decreased from a total of $377,000 in the first six months of 1997 to $0 in the first six months of 1998 due to the close out of Regency Island in 1997.

                  Residential other expenses of $246,000 in the first six months of 1998 and $405,000 in the first six months of 1997 constitute the Company's share of the net loss from the Jupiter Ocean Grande JV Project. The loss resulted from pre-sales advertising and other selling and overhead costs.

PREDECESSOR BUSINESS

         The results of operations of the Predecessor Business are set forth below.

                  PREDECESSOR HOMESITE SALES. Net operating results from Predecessor Homesite sales improved $938,000 in the first six months of 1998 compared to the first six months of 1997 primarily due to a $1.3 million decrease in selling expenses.

                  Revenues from Predecessor Homesite sales decreased $1.7 million in the first six months of 1998 compared to the first six months of 1997 due to (1) a 34% decrease in the number of Predecessor Homesites sold and (2) a 17% decrease in the average sales price for Predecessor Homesites sold. The following table summarizes Predecessor Homesite sales activity for the six months ended June 30 (in thousands of dollars):

                                1998                             1997
                 --------------------------------  -----------------------------
                  Number              Average      Number              Average
                 of Lots   Revenue  Sales Price    of Lots  Revenue  Sales Price
                 -------   -------  -------------  -------  -------  -----------
Scattered sales    194     $  908      $4.7          366     $2,158     $ 5.9
Bulk sales         382      1,023       2.7          506      1,456       2.9
                   ---     ------      ----          ---     ------     -----
                   576     $1,931      $3.4          872     $3,614     $ 4.1
                   ===     ======      ====          ===     ======     =====

                  Revenues from Predecessor Homesite scattered sales decreased in the first six months of 1998 compared to the first six months of 1997 primarily due to a $657,000 decrease in sales in the Company's Cumberland Cove, Tennessee, project ("Cumberland Cove"). Sales in Cumberland Cove declined because the project began winding down during 1997, and the Company closed its on-site sales office in September 1997. The decline in the average sales price of Predecessor Homesite scattered sales is principally due to the reduction in sales in Cumberland Cove, the Company's highest priced Predecessor Homesite product. Bulk sales of Predecessor Homesites declined due to a decrease in sales volume.

                  As of June 30, 1998, the Company had under contract approximately 81 Predecessor Homesites for $507,000. As of June 30, 1997, the Company had under contract 2,768 Predecessor Homesites for $5.9 million. Predecessor Homesite sales often vary significantly from period to period depending on the timing and size of bulk sales.

                  The Predecessor Homesite sales gross margin percentage was 9.0% in the first six months of 1998 compared to 10.9% in the first six months of 1997.

                  Predecessor Homesite selling expense decreased $1.3 million or 74.1% in the first six months of 1998 compared to the first six months of 1997 due to (1) a $755,000 reduction in indirect selling costs at Cumberland Cove due to the closing of the on-site sales operation in September 1997 and (2) the decrease in revenues. Predecessor Homesite selling expense decreased as a percentage of revenue from 46.7% in the first six months of 1997 to 22.6% in the first six months of 1998 primarily due to the reduction in indirect selling costs at Cumberland Cove.

                  PREDECESSOR TRACT SALES. The net loss from Predecessor Tract sales was similar during the first six months of 1998 compared to the first six months of 1997.

                  Revenues from Predecessor Tract sales increased $1.6 million in the first six months of 1998 compared to the first six months of 1997. Tract sales and corresponding revenues from such sales often vary significantly from period to period depending on the timing and size of individual sales. As of June 30, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $8.0 million, which, subject to certain contingencies, are anticipated to close in 1998. As of June 30, 1997, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $15.5 million.

                  The following table summarizes Predecessor Tract sales gross margins for the six months ended June 30:

                                             1998                   1997
                                    ---------------------   -------------------
                                    Targeted      Actual    Targeted    Actual
                                     Margins      Margins    Margins    Margins
                                    --------     -------    -------     -------
 Port LaBelle agricultural acreage     0%          2.2%          0%      (5.2)%
 Other Predecessor Tract acreage       0%          3.7%       5-10%      10.7%

                  The targeted gross margin is break even for Port LaBelle agricultural acreage because management determined the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted in 1992 from "retail" to "wholesale", which reduced the targeted gross margin for this property. During the first six months of 1998, the Company sold 10,250 acres of Port LaBelle agricultural property for approximately $9.9 million. As of June 30, 1998, the Company had approximately 4,700 acres of Port LaBelle agricultural property remaining in inventory.

                  The targeted gross margin for other Predecessor Tract acreage was reduced to break even in 1998 in accordance with the Company's business plan to accelerate the liquidation of Predecessor Assets. The actual gross margins for other Predecessor Tract acreage in 1998 and 1997 generally reflect the targeted gross margins.

                  Predecessor Tract selling expense decreased $306,000 in the first six months of 1998 compared to the first six months of 1997 and decreased as a percentage of revenues from 13.3% in the first six months of 1997 to 9.5% in the first six months of 1998 primarily because of a decrease in indirect selling expenses resulting from the discontinuation of the Company's in-house sales operation in January 1998.

                  Predecessor Tract sales other real estate overhead decreased $377,000, a 54% decrease, in the first six months of 1998 compared to the first six months of 1997 primarily due to the discontinuation of the Company's in-house sales operation in January 1998.

OTHER OPERATIONS

         Net income from other operations declined $240,000 in the first six months of 1998 compared to the first six months of 1997 primarily due to a $664,000 decline in interest income, partially offset by a $337,000 decrease in other real estate overhead.

         Other operations interest income declined $664,000 in the first six months of 1998 compared to the first six months of 1997 due to lower average balances of Predecessor Homesite Contracts Receivable and land mortgages receivable in 1998.

         Other operations other real estate overhead declined $337,000 in the first six months of 1998 compared to the first six months of 1997 due to the Company closing its offices in its Predecessor communities in December 1997.

         Other income - reorganization items of $534,000 in the first six months of 1998 and $532,000 in the first six months of 1997 relate to the Company's utility connections reserve.

BUSINESS DEVELOPMENT

         Total business development expenditures decreased $687,000 in the first six months of 1998 compared to the first six months of 1997 primarily due to a decline in costs associated with (1) the pursuit of business opportunities in Primary Markets and (2) the discontinuation of certain projects in 1997.

ADMINISTRATIVE & OTHER

         The net loss from administrative and other activities decreased $353,000 in the first six months of 1998 compared to the first six months of 1997 principally due to a $5.7 million decrease in borrowing costs, partially offset by a $5.4 million increase in accrued preferred stock dividends and accretion of preferred stock.

         Interest income increased in the first six months of 1998 compared to the first six months of 1997 primarily due to an increase in short-term investment interest income.

         Property tax, net of capitalized property taxes, decreased in the first six months of 1998 compared to the first six months of 1997 primarily due to a reduction of land inventory not under development (which corresponds to sales activity during the intervening period).

         General and administrative expenses declined $614,000 in the first six months of 1998 compared to the first six months of 1997 primarily due to declines in personnel and legal expenses.

         Cost of borrowing, net of capitalized interest, decreased $5.0 million in the first six months of 1998 compared to the first six months of 1997 primarily due to a $37.0 million decrease in the average outstanding balance of corporate debt and a $1.4 million decrease in debt issue costs. During the six months ended June 30, 1998 and 1997, the Company did not accrue interest on its Cash Flow Notes (see LIQUIDITY AND CAPITAL RESOURCES below) because of the absence of Available Cash (see LIQUIDITY AND CAPITAL RESOURCES below) during the periods.

         Other income - reorganization items consisted of gains of $248,000 in the first six months of 1998 and $1.3 million in the first six months of 1997 resulting from the resolution of certain reorganization items.

         Other expense - miscellaneous of $216,000 in the first six months of 1998 and $265,000 in the first six months of 1997 consisted of various reserve adjustments and settlements.

         During the six months ended June 30, 1998, the Company recorded a $4.9 million accrual for preferred stock dividends associated with its Series A and Series B Preferred Stock ("the Preferred Stock"). See PART I., ITEM 1. BUSINESS
- SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and PART II. OTHER INFORMATION, ITEM 2. CHANGES IN SECURITIES in the First Quarter 1998 Form 10-Q for more information concerning the 1997 Equity Transactions. In addition, the Company accreted $654,000 of the value of its Preferred Stock to the redemption amount in the first six months of 1998. The total of approximately $5.5 million of accrued Preferred Stock dividends and Preferred Stock accretion was charged to contributed capital.

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         The comparison of the three months ended June 30, 1998 and 1997 should be read in conjunction with the comparison of the six months ended June 30, 1998 and 1997 for a more comprehensive discussion of the results of operations. The Company's results of operations for the three months ended June 30, 1998 and 1997 are summarized by line of business, as follows:

                                         COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                  Three Months Ended June 30, 1998

                                                      (in thousands of dollars)
                                                             (unaudited)

                                              Core                   Predecessor
                                 ----------------------------     ----------------
                                   Homesite  Tract Residential    Homesite  Tract     Other      Business   Administrative
                                    Sales    Sales    Sales         Sales   Sales   Operations  Development     & Other       Total
                                 ---------------------------------------------------------------------------------------------------
Revenues:
  Real estate sales                 $2,612  $31,780    $           $1,035  $8,476     $              $           $          $43,903
  Other operating revenues             128                                               536                                    664
  Interest income                       75                                               718                         359      1,152
  Other income                       1,581                                                                                    1,581
                                 ---------------------------------------------------------------------------------------------------
Total revenues                       4,396   31,780        -        1,035   8,476      1,254             -           359     47,300
                                 ---------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of real estate sales          2,260   25,203                   898   8,145                                            36,506
  Selling expense                      388      757                   257     566                                             1,968
  Other operating expense                                                                464                                    464
  Other real estate costs:
     Property tax, net                                                                                               830        830
     Other real estate overhead        272                            141     116          9           472           437      1,447
  General and administrative expense                                                                               2,203      2,203
  Depreciation                           4                              7      18         21                         118        168
  Cost of borrowing, net                                                                 523                       1,126      1,649
  Other expense                        109               131                                                                    240
                                 ---------------------------------------------------------------------------------------------------
Total costs and expenses             3,033   25,960      131        1,303   8,845      1,017           472         4,714     45,475
                                 ---------------------------------------------------------------------------------------------------
Operating income (loss)              1,363    5,820     (131)        (268)   (369)       237          (472)       (4,355)     1,825
                                 ---------------------------------------------------------------------------------------------------

Other income (expense):
  Reorganization items                                                                   268                                    268
  Miscellaneous                                                                                                      (27)       (27)
                                 ---------------------------------------------------------------------------------------------------
Total other income (expense)             -        -        -            -       -        268             -           (27)       241
                                 ---------------------------------------------------------------------------------------------------
Net income (loss)                    1,363    5,820     (131)        (268)   (369)       505          (472)       (4,382)     2,066
                                 ---------------------------------------------------------------------------------------------------
Less:
  Accrued preferred stock  dividends                                                                               2,531      2,531
  Accretion of preferred stock to
    redemption amount                                                                                                336        336
                                 ---------------------------------------------------------------------------------------------------
                                         -        -        -            -       -         -              -         2,867      2,867
                                 ---------------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                      $1,363  $ 5,820    $(131)      $ (268) $ (369)    $  505         $(472)      $(7,249)   $  (801)
                                 ===================================================================================================


                                         COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                  Three Months Ended June 30, 1997

                                                      (in thousands of dollars)
                                                             (unaudited)

                                              Core                   Predecessor
                                 ----------------------------     ----------------
                                   Homesite  Tract Residential    Homesite  Tract     Other      Business   Administrative
                                    Sales    Sales    Sales         Sales   Sales   Operations  Development     & Other       Total
                                 ---------------------------------------------------------------------------------------------------
Revenues:
  Real estate sales                 $6,999    $590   $ 2,201       $2,533   $5,452    $              $            $         $17,775
  Other operating revenues             391                                               461                                    852
  Interest income                      121                                             1,308                          316     1,745
                                 ---------------------------------------------------------------------------------------------------
Total revenues                       7,511     590     2,201        2,533    5,452     1,769             -            316    20,372
                                 ---------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of real estate sales          6,878     484     3,082        2,390    5,054                                           17,888
  Selling expense                      251      16      (168)         954      812                      24                    1,889
  Other operating expense                                                                298                                    298
  Other real estate costs:
     Property tax, net                                                                                                820       820
     Other real estate overhead        319               115          (32)     355       160           690            469     2,076
  General and administrative expense                                                                                2,456     2,456
  Depreciation                           2                              1       16        33                          117       169
  Cost of borrowing, net                                                                 642                        4,057     4,699
  Other expense                         (6)              293                                                                    287
                                 ---------------------------------------------------------------------------------------------------
Total costs and expenses             7,444     500     3,322        3,313    6,237     1,133           714          7,919    30,582
                                 ---------------------------------------------------------------------------------------------------
Operating income (loss)                 67      90    (1,121)        (780)    (785)      636          (714)        (7,603)  (10,210)
                                 ---------------------------------------------------------------------------------------------------
Other income (expense):
  Reorganization items                                                                   265                        1,100     1,365
  Miscellaneous                                                                                                       175       175
                                 ---------------------------------------------------------------------------------------------------
Total other income (expense)             -       -         -            -        -       265             -          1,275     1,540
                                 ---------------------------------------------------------------------------------------------------
Net income (loss)                       67      90    (1,121)        (780)    (785)      901          (714)        (6,328)   (8,670)
                                 ---------------------------------------------------------------------------------------------------
Less:
  Accrued preferred stock dividends                                                                                    62        62
  Accretion of preferred stock
    to redemption amount                                                                                                8         8
                                 ---------------------------------------------------------------------------------------------------
                                         -       -         -            -        -         -             -             70        70
                                 ---------------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common stock                      $   67    $ 90   $(1,121)      $ (780)  $ (785)   $  901         $(714)       $(6,398)  $(8,740)
                                 ===================================================================================================

         During the second quarter of 1998, the Company reported net income of $2.1 million compared to a net loss of $8.7 million for the same period last year. After certain non-cash charges applicable to preferred stock, the Company reported a net loss applicable to common stock of $0.8 million compared to a net loss applicable to common stock of $8.7 million during the second quarter of 1997. The loss decreased by $7.9 million during the second quarter of 1998 compared to the second quarter of 1997 primarily due to (1) a 147% increase in real estate revenues generating a $7.5 million gross margin increase in 1998,
(2) a $2.2 million
increase in other income during 1998 and (3) a $2.4 million decrease in borrowing costs in 1998, partially offset by a $2.8 million increase in accrued preferred stock dividends and accretion of preferred stock. As discussed below, the increase in real estate revenues in the second quarter of 1998 was primarily due to $31.8 million of Tract sales in the second quarter of 1998, consisting of the sale of Dave's Creek for $24.8 million sale of Dave's Creek and a $7.0 million sale of 0.9 acres of the 2.8-acre Riverwalk Tower project.

CORE BUSINESS

         The results of operations of the Core Business are set forth below.

                  CORE HOMESITE SALES. Net income from Homesite sales improved $2.0 million in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a $2.2 million increase in other income.

                  Revenues from Homesite sales decreased $4.4 million in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a $4.5 million sale in June 1997 of the remaining 102 lots in Windsor Palms. The following table summarizes Homesite sales activity for the three months ended June 30 (in thousands of dollars):

                                1998                             1997
                 --------------------------------  -----------------------------
                  Number               Average     Number              Average
                 of Lots   Revenue   Sales Price   of Lots  Revenue  Sales Price
                 -------   -------  -------------  -------  -------  -----------
West Meadows        43      $1,452     $33.8          32     $1,051     $32.8
Lakeside Estates    32         672      21.0          54      1,106      20.5
Saxon Woods         15         377      25.1           -          -         -
Windsor Palms        -           -         -         102      4,514      44.3
Sabal Trace          3         111      37.0           3        124      41.3
Sanctuary            -           -         -          12        204      17.0
                    --      ------     -----         ---     ------     -----
                    93      $2,612     $28.1         203     $6,999     $34.5
                    ==      ======     =====         ===     ======     =====

                  Other operating revenues included $128,000 in the second quarter of 1998 and $69,000 in the second quarter of 1997 representing management fees earned in connection with the Sunset Lakes JV Project. Other operating revenues in the second quarter of 1997 also included a $322,000 management fee from the Country Lakes JV Project. The Country Lakes JV Project sold 740 Homesites for $9.5 million during the second quarter of 1997.

                  Other income of $1.6 million in the second quarter of 1998 included $697,000 of income from the Company's 65% profits interest in the Sunset Lakes JV Project, net of $664,000 of amortization relative to interest capitalized on the Company's equity investment. During the second quarter of 1998 the Sunset Lakes JV Project sold 187 Homesites and a 29-acre tract designed for 255 multi-family units for approximately $15.5 million. Other income in the second quarter of 1998 also included a $0.9 million net gain on an assignment of a real estate purchase agreement for a residential project located in the Orlando, Florida area.

                  The Homesite sales gross margin percentage was 13.5% in the second quarter of 1998 compared to 1.7% in the second quarter of 1997. Although the gross margin percentage increased in the second quarter of 1998 compared to the second quarter of 1997, it is lower than the targeted gross margin of approximately 20% for this line of business principally due to a reductions in the gross margin percentages at Lakeside Estates and West Meadows. These reductions are due to increases in the estimated costs to complete these projects. The Company anticipates that the impact of these reductions will decrease on a relative basis as more Homesite projects come on line during 1998. The lower than targeted gross margin in the second quarter of 1997 was principally attributable to the sale of the final 102 Windsor Palms lots for $4.5 million, generating a negative 10% gross margin. This sale was necessitated by the Company's need for liquidity to meet a June 30, 1997 debt payment.

                  Homesite selling expense increased $137,000 in the second quarter of 1998 (despite a decrease in revenues) primarily due to presales advertising and marketing costs associated with the West Bay Club project.

                  CORE TRACT SALES. Net income from Tract sales increased $5.7 million in the second quarter of 1998 compared to the second quarter of 1997 due to an increase in Tract sales revenues.

                  Tract sales revenues increased $31.2 million in the second quarter of 1998 compared to the second quarter of 1997 due to two large Tract sales in the second quarter of 1998. In April 1998, the Company sold and closed Dave's Creek for $24.8 million. Additional sales proceeds of $2.5 million are being held in escrow pending the acquisition by the Company of an Army Corp of Engineers permit which, if received, will increase the total revenues from this sale to $27.3 million. The 6.6% gross margin on this sale will increase to approximately 15.2% upon the receipt of the additional $2.5 million of proceeds. In June 1998, the Company sold for $7.0 million a 0.9 acre office/hotel parcel which is part of the 2.8-acre Riverwalk Tower project. This sale generated a gross margin of 70.4%. The balance of the Riverwalk Tower project is being developed by the Company as a luxury high-rise apartment tower.

                  Tract sales selling expense increased $741,000 in the second quarter of 1998 compared to the second quarter of 1997 due to the increase in revenues.

                  CORE RESIDENTIAL SALES. Net operating results from Residential sales improved $990,000 in the second quarter of 1998 compared to the second quarter of 1997 due to adjustments made in the second quarter of 1997 to increase the estimated costs associated with Regency Island.

                  The revenues and profits associated with Regency Island sales were recorded using the percentage of completion method. The project consisted of two 72-unit buildings, all of which were sold and closed as of December 31, 1997. The revenues of $2.2 million in the second quarter of 1997 were associated with the second building and were derived from an increase in the completion percentage during the quarter from 96% as of March 31, 1997 to 100% as of June 30, 1997, and to an additional four units sold during the second quarter of 1997 for a total of 68 units under contract in the second building as of June 30, 1997.

                  The gross margin for Residential - condominiums in the second quarter of 1997 was negative due to adjustments made in the second quarter of 1997 to increase the estimated costs associated with Regency Island.

                  Residential selling expenses and real estate overhead costs were $0 in the second quarter of 1998 due to the close out of Regency Island in 1997. Residential selling expenses were negative in the second quarter of 1997 primarily due to an adjustment to reduce incentive expenses.

                  Residential sales other expenses of $131,000 in the second quarter of 1998 and $293,000 in the second quarter of 1997 constitute the Company's share of the net loss of the Jupiter Ocean Grande JV Project. The loss resulted from pre-sales advertising and other selling and overhead costs.

PREDECESSOR BUSINESS

         The results of operations of the Predecessor Business are set forth below.

                  PREDECESSOR HOMESITE SALES. Net operating results from Predecessor Homesite sales improved $512,000 in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a $697,000 decrease in selling expenses.

                  Revenues from Predecessor Homesite sales decreased $1.5 million in the second quarter of 1998 compared to the second quarter of 1997 due to (1) a 39% decrease in the number of Predecessor Homesites sold and (2) a 33% decrease in the average sales price for Predecessor Homesites sold. The following table summarizes Predecessor Homesite sales activity for the three months ended June 30 (in thousands of dollars):

                                1998                             1997
                 --------------------------------  -----------------------------
                  Number              Average      Number              Average
                 of Lots   Revenue  Sales Price    of Lots  Revenue  Sales Price
                 -------   -------  -----------    -------  -------  -----------
Scattered sales    127     $  561      $4.4          231     $1,382      $6.0
Bulk sales         300        474       1.6          464      1,151       2.5
                   ---     ------      ----          ---     ------      ----
                   427     $1,035      $2.4          695     $2,533      $3.6
                   ===     ======      ====          ===     ======      ====

                  Revenues from Predecessor Homesite scattered sales decreased in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a $409,000 decrease in sales in the Company's Cumberland Cove project. Sales in Cumberland Cove decreased because the project began winding down during 1997, and the Company closed its on-site sales operation in September 1997. The decline in the average sales price of Predecessor Homesite scattered sales is principally due to the reduction in sales in Cumberland Cove, the Company's highest priced Predecessor Homesite product. Bulk sales of Predecessor Homesites declined primarily due to a decrease in sales volume.

                  The  Predecessor   Homesite  sales  gross  margin   percentage
increased from 5.6% in the second quarter of 1997 to 13.2% in the second quarter of 1998 primarily due to a bulk sale for $259,000 which had a 26% gross margin.

                  Predecessor Homesite selling expense decreased $697,000 or 73.1% in the second quarter of 1998 compared to the second quarter of 1997 due to (1) a $321,000 reduction in indirect selling costs at Cumberland Cove due to the closing of the on-site sales operation in September 1997 and (2) the decrease in revenues. Predecessor Homesite selling expense decreased as percentage of revenue from 37.7% in the second quarter of 1997 to 24.8% in the second quarter of 1998 primarily due to the reduction in indirect selling costs at Cumberland Cove.

                  Predecessor Homesite other real estate overhead increased in the second quarter of 1998 compared to the second quarter of 1997 primarily due to adjustments made in the second quarter of 1997 to costs associated with selling and maintaining Predecessor Assets.

                  PREDECESSOR TRACT SALES. The net loss from Predecessor Tract sales decreased $416,000 in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a decrease in selling expenses and other real estate overhead.

                  Revenues from Predecessor Tract sales increased $3.0 million in the second quarter of 1998 compared to the second quarter of 1997. Tract sales and corresponding revenues from such sales often vary significantly from period to period depending on the timing and size of individual sales. As of June 30, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $8.0 million, which, subject to certain contingencies, are anticipated to close in 1998. As of June 30, 1997, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $15.5 million.

                  The following table summarizes Predecessor Tract sales gross margins for the three months ended June 30:

                                                    1998                        1997
                                          -----------------------      ----------------------
                                           Targeted      Actual         Targeted      Actual
                                            Margins      Margins         Margins      Margins
                                          ----------    ---------      -----------    -------
    Port LaBelle agricultural acreage          0%          2.6%             0%           -
    Other Predecessor Tract acreage            0%         30.4%          5-10%         7.3%

                  During the second quarter of 1998, the Company sold 8,364 acres of Port LaBelle agricultural property for approximately $8.1 million generating a gross margin of 2.6% which is slightly higher than the targeted gross margin.

                  The targeted gross margin for other Predecessor Tract acreage was reduced to break even in 1998 in accordance with the Company's business plan to accelerate the liquidation of Predecessor Assets. The 30.4% actual gross margin for other Predecessor Tract acreage in 1998 was generated from $388,000 of sales and is not indicative of anticipated gross margins in the future. The actual gross margin for other Predecessor Tract acreage in 1997 was within the targeted gross margin.

                  Predecessor Tract selling expense decreased $246,000 in the second quarter of 1998 compared to the second quarter of 1997 and decreased as a percentage of revenues from 14.9% in the second quarter of 1997 to 6.7% in the second quarter of 1998 primarily to a decrease in indirect selling expenses resulting from the discontinuation of the Company's in-house sales operation in January 1998.

                  Predecessor Tract sales other real estate overhead decreased $239,000, a 67% decrease, in the second quarter of 1998 compared to the second quarter of 1997 primarily due to the discontinuation of the Company's in-house sales operation in January 1998.

OTHER OPERATIONS

         Net income from other operations declined $396,000 in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a $590,000 decline in interest income, partially offset by a $151,000 decrease in other real estate overhead.

         Other operations interest income declined $590,000 in the second quarter of 1998 compared to the second quarter of 1997 due to lower average balances of Predecessor Homesite Contracts Receivable and land mortgages receivable in 1998.

         Other operations other real estate overhead declined $151,000 in the second quarter of 1998 compared to the second quarter of 1997 due to the Company closing its offices in its Predecessor communities in December 1997.

         Other income - reorganization items of $268,000 in the second quarter of 1998 and $265,000 in the second quarter of 1997 relate to the amortization of the Company's utility connections reserve.

BUSINESS DEVELOPMENT

         Total business development expenditures decreased $242,000 in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a decrease in costs associated with the pursuit of business opportunities in Primary Markets.

ADMINISTRATIVE & OTHER

         The net loss from administrative and other activities increased $1.5 million in the second quarter of 1998 compared to the second quarter of 1997 principally due to a $2.8 million increase in accrued preferred stock dividends and accretion of preferred stock and a $1.1 million decrease in other income - reorganization items, partially offset by a $2.3 million decrease in borrowing costs.

         General and administrative expenses declined $253,000 in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a decrease in personnel related expenses.

         Cost of borrowing, net of capitalized interest, decreased $2.9 million in the second quarter of 1998 compared to the second quarter of 1997 primarily due to a $34.0 million decrease in the average outstanding balance of corporate debt and a $1.0 million decrease in debt issue costs. During the three months ended June 30, 1998 and 1997, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods.

         Other income - reorganization items of $1.1 million in the second quarter of 1997 consisted of gains resulting from the resolution of certain reorganization items.

         Other expense - miscellaneous of $27,000 in the second quarter of 1998 and other income - miscellaneous of $175,000 in the second quarter of 1997 consisted of various reserve adjustments and settlements.

         During the three months ended June 30, 1998, the Company recorded a $2.5 million accrual for preferred stock dividends associated with its Preferred Stock. In addition, the Company accreted $336,000 of the value of its Preferred Stock to the redemption amount in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company's cash and cash equivalents totaled approximately $3.0 million. The Company also had restricted cash and cash equivalents of $0.9 million, which consisted primarily of (1) escrows for the sale and development of real estate properties, (2) funds held in trust to pay certain bankruptcy claims and (3) various other escrow accounts. Cash and cash equivalents decreased by $6.2 during the first six months of 1998. The decrease consists of (a) $7.9 million provided by operating activities, (b) $1.3 million used in investing activities and (c) $12.8 million used in financing activities.

         Cash provided by operating activities during the first six months of 1998 consisted of net cash generated through real estate sales and other operations offset in part by various expenditures including approximately (1) $4.4 million for interest payments, (2) $4.3 million for property tax payments, (3) $14.1 million for construction and development expenditures and (4) $22.1 million for land acquisitions.

         Cash used in financing activities included (1) $13.3 million of principal payments that fully repaid the Company's term loan (the "Term Loan") with Foothill Capital Corporation ("Foothill"), (2) $7.6 million of net principal payments that fully repaid the Company's reducing revolving loan (the "Reducing Revolving Loan") with Foothill and (3) net principal payments of $3.0 million associated with the financings of mortgage receivables and Predecessor Homesite Contract Receivables. These payments were partially offset by (a) borrowings of $2.3 under the Company's working capital facility ("Working Capital Facility") with Foothill, (b) net borrowings of $7.1 million from new project financings and (c) approximately $1.7 million of proceeds from the issuance of Series A Preferred Stock and related warrants.

         On June 26, 1998, the Company repaid the entire remaining principal balance of $3,686,648 under its Reducing Revolving Facility with funds drawn on its Working Capital Facility.

         On June 30, 1998, the Company repaid the entire remaining principal balance of $13,333,333 under its Term Loan with (i) $2,333,333 of funds drawn on its Working Capital Facility and (ii) $11,000,000 of funds borrowed from AGC-SP, Inc., a wholly-owned special purpose subsidiary of the Company ("AP Sub") (the "SP Sub Loan," which is described below).

         On July 1, 1998, the Company paid with funds drawn on its Working Capital Facility (1) $35,181 of interest accrued on its Reducing Revolving Loan through June 26, 1998 and (2) $171,111.24 of interest accrued on its Term Loan through June 30, 1998.

         The Reducing Revolving Loan terminated on June 26, 1998, and the Term Loan terminated on June 30, 1998.

         On June 30, 1998, the Company and Foothill entered into that certain Third Amendment to Second Amended and Restated Revolving Loan Agreement Atlantic Gulf Communities Corporation (the "Third Amendment"), pursuant to which Foothill agreed to (1) increase the Working Capital Facility from $20 million to $25 million, (2) permit the Company to enter into the SP Sub Loan (see PART II. OTHER INFORMATION, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K to this Quarterly Report on Form 10-Q for more information concerning the SP Sub Loan), and (3) modify the Borrowing Base for the Working Capital Facility to limit it to $25 million through August 1,1998 (declining to $23 million in August, $20 million through September, $17 million through October, $12.5 million through November and $0 on December 1, 1998, coinciding with the scheduled maturity date of the facility. The modification also provided for accelerated mandatory Borrowing Base reductions aggregating $5 million upon certain events on or before September 30, 1998). Amounts outstanding under the Working Capital Facility bear interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. As of June 30, 1998, the Company had $22.3 million outstanding under the Working Capital Facility.

         The Company's material debt repayment obligations for the remainder of 1998 consist of (1) a $39.6 million payment on its Unsecured 13% Cash Flow Notes due on December 31, 1998, which will fully retire these obligations (the "13% cash Flow Notes") and (2) the balance of its Working Capital Facility which is due in full on December 1, 1998 (collectively, the Company's "1998 Debt Obligations"). The Company's 1998 business plan contemplates approximately $101 million of expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the monies to fund these obligations and expenditures, the implementation of the

Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability.

         The Company does not currently have sufficient liquid funds to satisfy all of its 1998 Debt Obligations. However, management believes that, through a combination of sources, it will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy all of its 1998 Debt Obligations as they become due. The Company has begun exploring the possibility of refinancing some or all of its 1998 Debt Obligations. Management anticipates that it will be successful in this effort, although no refinancing commitment is currently in place and there are no assurances that any such commitment will be received.

         The Company's ongoing business plan is to continue to monetize its Predecessor Assets and to reduce corporate debt. The Company has made substantial progress in this regard. It sold $55.6 million of Predecessor Assets in 1996, $41.2 million in 1997 and $15.7 million in the first six months of 1998. As of June 30, 1998, the Company had $8.6 million of Predecessor Assets under contract or letter of intent, consisting of $4.6 million cash and $4.0 million of mortgage notes. The transactions under contract are subject to customary closing conditions including, in certain cases, financing conditions. Transactions subject to a letter of intent are subject to further negotiation and documentation. While the Company expects to close these transactions in 1998, there can be no assurance that any particular transaction will be consummated.

         The Company is actively monetizing mortgage and note receivables generated from the sale of Predecessor Assets. The Company raised approximately $19.8 million of cash, and received certain residual interests, in 1997 from the sale or financing of mortgages and other receivables from the sale of Predecessor Assets. These cash proceeds, along with the net cash proceeds from Predecessor Asset sales, were used to reduce corporate debt and fund ongoing operations.

         On March 31, 1998, AP-AGC LLC ("Apollo") purchased 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase 347,050 shares of common stock, for an aggregate purchase price of $1,735,248, pursuant to the terms of that certain Amended and Restated Investment Agreement by and between the Company and Apollo (the "Investment Agreement"). See Note (7) to the Company's Consolidated Financial Statements included in its First Quarter 1998 Form 10-Q, PART I., ITEM 1. BUSINESS - SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - STOCK PURCHASES BY APOLLO PURSUANT TO THE TERMS OF THE INVESTMENT AGREEMENT in the 1997 Form 10-K/A-1 for more information concerning Apollo's purchases of Series A Preferred Stock and Investor Warrants. Apollo has now purchased all of the Series A Preferred Stock and Investor Warrants covered by the Investment Agreement.

         As required by the Company's Agreements with Apollo, the proceeds from the sale of the Series A Preferred Stock have been, and will be, used primarily to acquire and develop properties through SP Sub and its subsidiaries. The Company's repurchase and redemption obligations in respect of the Series A Preferred Stock (but not the Series B Preferred Stock) are secured by (1) a junior lien on substantially all of the assets of the Company and its subsidiaries, except for SP Sub's capital stock and its assets, and (2) a senior lien on SP Sub's capital stock and its assets. As discussed above, in June 1998, with Apollo's consent, the Company and SP Sub entered into the SP Sub Loan, pursuant to which the Company borrowed $11.5 million from SP Sub to pay down the Term Loan and Reducing Revolving Loan. See the discussion of the SP Sub Loan above.

         Pursuant to certain debt agreements, the Company must apply any Available Cash to (1) the payment of interest due on the Company's Unsecured Cash Flow Notes due December 31, 1998 ("Cash Flow Notes"), (2) payments of outstanding amounts under the Working Capital Facility and (3) repayments of principal on its Cash Flow Notes. Available Cash is defined, with respect to any six-month period ending June 30 or December 31, as the sum of all cash receipts (exclusive of borrowed money and certain delineated cash items), less the sum of payments for operating expenses, all debt payments (including repurchases of indebtedness), capital expenditures, tax payments, payments to creditors under the Company's POR and creation of reserves for working capital and other expenses for the next two payment periods.

         If there is no Available Cash on a payment date, the interest otherwise payable on the Cash Flow Notes on such date is reduced to $0 and does not accrue. Due to the establishment of reserves against future mandatory debt, capital and operating expenditures, Available Cash was $0 as of June 30, 1998 and was $0 during the twelve month period ending December 31, 1997. Accordingly, the Company did not accrue interest during the six months ended June 30, 1998 and 1997 on its Cash Flow Notes. Also, based upon the Company's existing debt obligations, its anticipated net cash flows and its business plan, management does not anticipate the Company will have any Available Cash during the remainder of 1998.

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

PART II. -  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

(1)      THE 1998 ANNUAL STOCKHOLDERS MEETING (THE "MEETING")

         The Meeting was held on Wednesday, June 24, 1998. The Company did not complete all of its business at the Meeting and adjourned the meeting until Thursday, July 2, 1998, at which time the Meeting reconvened and all remaining matters were completed.

         As of the record date for the Meeting, the Company had issued and outstanding 11,516,622 shares of common stock which were eligible to vote. 7,772,211 shares of common stock, representing 67.5% of the outstanding shares of common stock entitled to vote at the Meeting (the "Shares"), were present, in person or by proxy, at the Meeting.

         The Stockholders  approved all of the following ballot proposals at the
Meeting:

         PROPOSAL ONE - "To elect Mr. James M. DeFrancia as a Class 3 Director of the Company to serve until the Annual Meeting of Stockholders of the Company in the year 2001 and until his successor is duly elected and qualified." 7,634,359 votes, representing 98.2% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of Mr. DeFrancia.

         PROPOSAL TWO - "To amend the Company's Certificate of Incorporation (1) to effect, as determined by the Board of Directors, in its discretion, either of two different reverse stock splits of the Company's issued and outstanding common stock as of the close of business on the effective date of the amendment, pursuant to which either (a) each 100 shares then outstanding will be converted into one share, or (b) each 200 shares then outstanding will be converted into one share and (2) to effect a forward split of the common stock as of 6:00 a.m. (Florida time) on the day following the effective date of the reverse stock split, pursuant to which each share of common stock then outstanding as of such date will be converted into the number of shares of common stock that such shares represented immediately prior to the effective of the reverse stock split, all as set forth in the proposed amendments to the Company's Certificate of Incorporation attached as Appendix A to the Proxy Statement." 6,110,945 votes, representing 53.0% of the total Shares issued and outstanding on and as of the record date, were cast in favor of this proposal.

         PROPOSAL THREE - "To ratify and approve the performance objectives, as approved by the Compensation/Stock Option Committee of the Board, for the 75% non-discretionary component of Mr. Rutherford's 1998 Bonus." 5,960,443 votes, representing 95.6% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL FOUR - "To ratify and approve the payment of 50% of Mr. Rutherford's 1998 Bonus, to the extent earned (less applicable withholding taxes), in shares of Company common stock (in connection with, and on the terms set forth in, Mr. Rutherford's Employment Agreement)." 5,959,188 votes, representing 95.6% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL FIVE - "To ratify and approve the payment of 50% of Mr. Rutherford's Warrant Reset Incentive, to the extent earned (less applicable withholding taxes), in shares of Company common stock (in connection with, and on the terms set forth in, Mr. Rutherford's Employment Agreement)." 5,957,703 votes, representing 95.6% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL SIX - "To ratify and approve the 1997 and 1998 Recourse Loans by the Company to Mr. Rutherford, the proceeds of which are to be used solely for the purpose of purchasing shares of common stock of the Company in the NASDAQ National Market or in one or more private transactions with third parties (in connection with, and on the terms set forth in, Mr. Rutherford's Employment Agreement)." 5,955,379 votes, representing 95.5% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL SEVEN - "To ratify and approve the purchase by Mr. Rutherford from the Company of shares of common stock of the Company having a market value, as of the purchase date, equal to $600,000, and the nonrecourse $600,000 Loan to be made by the Company to Mr. Rutherford, the proceeds of which are to be used solely to fund the purchase price of such shares (in connection with, and on the terms set forth in, Mr. Rutherford's Employment Agreement)." 5,960,173 votes, representing 96.0% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL EIGHT - "To ratify and approve the payment (in the discretion of the Board) of 50% of Mr. Laguardia's 1998 Performance Bonus, to the extent earned (less applicable withholding taxes), in shares of Common Stock (in connection with, and on the terms set forth in, Mr. Laguardia's Employment

Agreement)." 6,015,276 votes, representing 96.4% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL NINE - "To ratify and approve Mr. Jeffrey's New Option Plan Agreement, which entitles Mr. Jeffrey to purchase up to 200,000 shares of Company common stock on the terms set forth therein." 5,980,931 votes, representing 96.0% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL TEN - "To ratify and approve Mr. Laguardia's Option Agreement, which entitles Mr. Laguardia to purchase up to 450,000 shares of Company common stock on the terms set forth therein." 5,974,796 votes, representing 95.9% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL ELEVEN - "To ratify and approve Mr. Rutherford's Option Agreement, which entitles Mr. Rutherford to purchase up to 3,000,000 shares of Company common stock on the terms set forth therein." 3,839,947 votes, representing 61.6% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

         PROPOSAL TWELVE - "To ratify and approve an amendment to the Atlantic Gulf Communities Corporation Stock Option Plan (the "Plan") to increase the number of shares of Company common stock with respect to which options may be granted under the Plan by 500,000 shares (i.e., from 750,000 shares of Company common stock to 1,250,000 shares of Company common stock)." 7,487,277 votes, representing 96.9% of the total Shares represented and voting in person or by proxy at the Meeting, were cast in favor of this proposal.

Item 5.     Other Information
            -----------------

(1)      NASDAQ LISTING

         On May 19, 1998, the NASDAQ Stock Market, Inc. ("NASDAQ"), informed the Company, in writing, that it was no longer in compliance with the net tangible assets/market capitalization/net income continued listing requirement of the NASDAQ National Market system (the "NNM"), and, unless the Company could demonstrate that it would promptly regain compliance with such listing requirement, the Company's common stock would be de-listed from the NNM. A hearing on this matter in front of NASDAQ is scheduled for August 20, 1998. All actions to de-list the Company's common stock are stayed pending the outcome of the hearing. While the Company cannot predict the outcome of the hearing, it believes that it has strong arguments in support of its position that its common stock should not be de-listed from the NNM.

(2)      WARRANT RESET

         As part of the 1997 Equity Transactions, the Company issued (1) warrants to Apollo to acquire up to 5,000,000 shares of Common Stock and (2) warrants to the purchasers of the Series B Preferred Stock to acquire up to 4,000,000 shares of Common Stock (collectively, the "Warrants"). The Warrants have an exercise price of $5.75 per share (the "Exercise Price"). The Exercise Price is subject to a potential downward adjustment by March 31, 1999, pursuant to a formula in the event the Company's actual operating cash flow from certain business lines is less than the targeted cumulative operating cash flow (i.e., $62.443 million) from such business lines on a cumulative basis for 1997 and 1998 (the "Warrant Reset"). No Warrant Reset will be made if, on December 31, 1998, and on an average basis during the three months ending on December 31, 1998, the average closing price for the Common Stock is greater than $9.75, subject to certain adjustments.

         Management has reviewed the Warrant Reset calculation through the date hereof. At this time, based on the information currently available to it and the projections for the remainder of 1998, the likely range of any Warrant Reset is a downward adjustment of $0 to $1.00 in the exercise price per Warrant share. This range is subject to third and fourth quarter events, many of which are outside the control of the Company. Accordingly, there can be no assurance that the actual Warrant Reset will not exceed $1.00 per share.

         The Company will review the Warrant Reset calculation again at the end of its third quarter and report any adjustments to such range in its Quarterly Report on Form 10-Q for the period ended September 30, 1998.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a) Exhibits required by Item 601 of Regulation S-K

         (1) Third Amendment to Second Amended and Restated Revolving Loan Agreement Atlantic Gulf Communities Corporation, dated as of June 30, 1998, by and among Atlantic Gulf Communities Corporation (as Borrower), the Financial Institutions listed on the signature pages thereto (as Lenders) and Foothill Capital Corporation (as Agent and Collateral Agent).

         (2) Interim Intercompany Loan and Intercreditor Agreement, dated as of June 30, 1998, by and among Atlantic Gulf Communities Corporation (as Borrower), AGC-SP, Inc. ( as Lender), The Bank of New York (as Collateral Agent) and Foothill Capital Corporation (as Loan Agent and Note Agent).

         (3) Letter Agreement dated July 8, 1998 modifying certain terms of the Third Amendment to Second Amended and Restated Revolving Loan Agreement Atlantic Gulf Communities Corporation, dated as of June 30, 1998, by and among Atlantic Gulf Communities Corporation (as Borrower), the Financial Institutions listed on the signature pages thereto (as Lenders) and Foothill Capital Corporation (as Agent and Collateral Agent).

         (27)     Financial Data Schedule.

(b) Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ATLANTIC GULF COMMUNITIES CORPORATION




Date: August 14, 1998                         /s/ Thomas W. Jeffrey
                                              ----------------------------------
                                                  Thomas W. Jeffrey
                                                  Executive Vice President
                                                  and Chief Financial Officer






Date: August 14, 1998                         /s/ Paula J. Cook
                                              ----------------------------------
                                                  Paula J. Cook
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)