Form 10-Q
period 1998-09-30
ATLANTIC GULF COMMUNITIES CORP
filed 1998-11-12
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

There are 11,769,418 shares of the Registrant's Common Stock outstanding as of November 11, 1998.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, CERTAIN MATTERS DISCUSSED HEREIN CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN FLORIDA, TEXAS, COLORADO AND OTHER SOUTHEAST U.S. PRIMARY MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY FLORIDA AND OTHER U.S. MARKETS; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; ENVIRONMENTAL ISSUES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE COMPANY'S ABILITY TO SATISFY ALL OF NASDAQ'S CONDITIONS FOR CONTINUED LISTING OF THE COMPANY'S SECURITIES ON THE NASDAQ NATIONAL MARKET.

                                       TABLE OF CONTENTS
                                       -----------------

                                                                                          Page
                                                                                           No.
                                                                                          ----
PART I.  -   FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998 and
                       December 31, 1997                                                     1

                  Consolidated Statements of Operations for
                       the Three and Nine Months Ended September 30, 1998 and 1997           2

                  Consolidated Statements of Cash Flows
                       for the Nine Months Ended September 30, 1998 and 1997                 3

                  Notes to Consolidated Financial Statements                                 4

     Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                   7

PART II.  -  OTHER INFORMATION

     Item 5.      Other Information                                                         28

     Item 6.      Exhibits and Reports on Form 8-K                                          29

SIGNATURES                                                                                  30

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                               ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                      September 30, 1998 and December 31, 1997
                                 (in thousands, except share amounts and par value)

                                                                                           September 30, December 31,
                                                                                               1998          1997
                                                                                           ------------- ------------
     Assets                                                                                 (unaudited)
     ------
Cash and cash equivalents                                                                    $   5,622    $   9,188
Restricted cash and cash equivalents                                                             1,124        1,713
Contracts receivable, net                                                                        4,526        6,336
Mortgages, notes and other receivables, net                                                     32,499       34,910
Land and residential inventory                                                                 152,626      130,506
Property, plant and equipment, net                                                               6,015        1,754
Other assets, net                                                                               18,133       18,664
                                                                                             ---------    ---------
Total assets                                                                                 $ 220,545    $ 203,071
                                                                                             =========    =========
     Liabilities and Stockholders' (Deficit) Equity
     ----------------------------------------------
Accounts payable and accrued liabilities                                                     $  14,949    $  13,615
Other liabilities                                                                                8,251       10,046
Notes, mortgages and capital leases                                                            146,690      132,408
                                                                                             ---------    ---------
Total liabilities                                                                              169,890      156,069
                                                                                             ---------    ---------
Redeemable Preferred Stock
     Series A, 20%, $.01 par value,  2,500,000 shares authorized; 2,500,000 shares issued,  having a liquidation  preference of $31,149,  as of September 30, 1998;
     2,326,500 shares issued, having a liquidation preference of $25,254, as of
     December 31, 1997                                                                          28,640       22,378

     Series B, 20%, $.01 par value;  2,000,000 shares authorized; 2,000,000 shares issued, having a liquidation  preference of $24,665 as of September 30, 1998 and
     a liquidation preference of $21,307 as of December 31, 1997                                23,052       19,306
                                                                                             ---------    ---------
                                                                                                51,692       41,684
                                                                                             ---------    ---------
Stockholders' (deficit) equity
     Common stock, $.10 par value, 70,000,000 shares authorized; 11,915,349 and
     11,607,526 shares issued as of September 30, 1998, and December 31, 1997, respectively      1,192        1,161

     Contributed capital                                                                       121,094      128,930

     Accumulated deficit                                                                      (117,598)    (119,052)

     Accumulated other comprehensive loss                                                       (5,712)      (5,712)

     Treasury stock, at cost, 126,547 and 86,277 shares as of
     September 30, 1998, and December 31, 1997, respectively                                       (13)          (9)
                                                                                             ---------    ---------
Total stockholders' (deficit) equity                                                            (1,037)       5,318
                                                                                             ---------    ---------
Total liabilities and stockholders' (deficit) equity                                         $ 220,545    $ 203,071
                                                                                             =========    =========

See accompanying notes to consolidated financial statements.

                             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                             Three and Nine Months Ended September 30, 1998 and 1997
                                      (in thousands, except per share data)
                                                   (unaudited)

                                                                     Three Months Ended       Nine Months Ended
                                                                       September 30,            September 30,
                                                                    --------------------    --------------------
Revenues:                                                             1998        1997        1998        1997
                                                                    --------    --------    --------    --------
  Real estate sales:
    Core Homesite                                                   $  2,858    $  2,970    $  8,005    $ 11,438
    Core Tract                                                         3,520         135      35,561         725
    Core Residential                                                       -         826           -      10,021
    Predecessor Homesite                                                 647       2,007       2,578       5,621
    Predecessor Tract                                                  2,943       4,674      16,699      16,790
    Other Operations                                                       -           -           -          76
                                                                    --------    --------    --------    --------
   Total real estate sales                                             9,968      10,612      62,843      44,671

  Other operating revenues                                             1,507         632       2,922       2,077
  Interest income                                                      1,201       1,182       3,720       4,299
  Other income                                                         1,243           -       2,924           -
                                                                    --------    --------    --------    --------
    Total revenues                                                    13,919      12,426      72,409      51,047
                                                                    --------    --------    --------    --------
Costs and expenses:
  Cost of real estate sales:
    Core Homesite                                                      2,419       2,573       6,826      10,609
    Core Tract                                                           841         106      26,272         590
    Core Residential                                                       -       3,890           -      12,200
    Predecessor Homesite                                                 528       1,735       2,286       4,955
    Predecessor Tract                                                  2,568       4,265      15,967      15,474
    Other Operations                                                       -           -           -          88
                                                                    --------    --------    --------    --------
   Total cost of real estate sales                                     6,356      12,569      51,351      43,916
  Selling expense                                                      1,491       1,930       4,711       5,948
  Other operating expense                                                399         337       1,165         965
  Other real estate costs                                              2,871       3,742       6,947       9,544
  General and administrative expense                                   2,385       2,078       6,427       6,734
  Depreciation                                                           172         171         510         524
  Cost of borrowing, net of amounts capitalized                        1,215       2,389       4,246      11,123
  Other expense                                                           96         268         567         730
                                                                    --------    --------    --------    --------
    Total costs and expenses                                          14,985      23,484      75,924      79,484
                                                                    --------    --------    --------    --------
Operating loss                                                        (1,066)    (11,058)     (3,515)    (28,437)
                                                                    --------    --------    --------    --------
Other income (expense):
  Reorganization items                                                 4,401         442       5,183       2,236
  Miscellaneous                                                            2        (185)       (214)       (546)
                                                                    --------    --------    --------    --------
Total other income                                                     4,403         257       4,969       1,690
                                                                    --------    --------    --------    --------
Net income (loss)                                                      3,337     (10,801)      1,454     (26,747)
                                                                    ========    ========    ========    ========
Less:
  Accrued preferred stock dividends                                    2,658       1,319       7,518       1,381
  Accretion of preferred stock to redemption amount                      338         182         992         190
                                                                    --------    --------    --------    --------
                                                                       2,996       1,501       8,510       1,571
                                                                    --------    --------    --------    --------
Net income (loss) applicable to common stock                        $    341    $(12,302)   $ (7,056)   $(28,318)
                                                                    ========    ========    ========    ========
Basic and diluted earnings per common share:
  Net income (loss) per common share                                $    .03    $  (1.07)   $   (.61)   $  (2.73)
                                                                    ========    ========    ========    ========
Weighted average common shares outstanding                            11,729      11,512      11,597      10,372
                                                                    ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                 Nine Months Ended September 30, 1998 and 1997
                                           (in thousands of dollars)
                                                  (unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                        ----------------------
                                                                                           1998         1997
                                                                                        ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                                                     $   1,454    $ (26,747)
  Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
      Depreciation and amortization                                                         3,478        4,047
      Other income                                                                           (577)      (1,568)
      Reorganization items                                                                     45          562
      Land acquisitions                                                                   (22,125)     (19,745)
      Other net changes in assets and liabilities:
        Restricted cash                                                                       589        4,049
        Receivables                                                                         3,996       19,446
        Land and residential inventory                                                          5       20,704
        Other assets                                                                       (2,052)      (3,944)
        Accounts payable and accrued liabilities                                            1,402       (4,124)
        Other liabilities                                                                  (1,027)      (4,686)
                                                                                        ---------    ---------
          Net cash used in operating activities                                           (14,812)     (12,006)
                                                                                        ---------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment, net                                          (4,771)        (277)
  Funds withdrawn from utility trust accounts                                                   -       12,109
                                                                                        ---------    ---------
          Net cash (used in) provided by investing activities                              (4,771)      11,832
                                                                                        ---------    ---------

Cash flows from financing activities:
  Borrowings under credit agreements                                                       64,854       78,670
  Repayments under credit agreements                                                      (50,572)    (120,932)
  Principal payments on other liabilities                                                       -       (2,498)
  Proceeds from issuance of common stock                                                        -       10,000
  Proceeds from issuance of preferred stock                                                 1,735       29,965
                                                                                        ---------    ---------
          Net cash provided by (used in) financing activities                              16,017       (4,795)
                                                                                        ---------    ---------

Decrease in cash and cash equivalents                                                      (3,566)      (4,969)
Cash and cash equivalents at beginning of period                                            9,188        7,050
                                                                                        ---------    ---------
Cash and cash equivalents at end of period                                              $   5,622    $   2,081
                                                                                        =========    =========

Supplemental cash flow information:
  Interest payments, net of amounts capitalized                                         $   3,951    $   6,634
                                                                                        =========    =========
  Reorganization item payments                                                          $      45    $   1,743
                                                                                        =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)

(1) The September 30, 1998 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") ("1997 Form 10-K"). Certain prior year amounts have been reclassified to conform with the 1998 presentation.

(2) Net income (loss) per share of Company common stock ("Common Stock") is computed by (a) deducting accrued preferred stock dividends and the accretion of preferred stock to redemption amount from net income
         (loss) to determine  net income  (loss)  applicable to common stock and
         (b) then dividing net income (loss) applicable to common stock by the weighted average number of shares of Common Stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $3,199,000 and $8,595,000 for the three and nine months ended September 30, 1998, respectively, and $2,067,000 and $4,789,000 for the three and nine months ended September 30, 1997, respectively.

(4) Revenue from the sale of residential units other than Regency Island ("Regency") condominium units is recognized when the earnings process is complete. Revenue from the sale of Regency condominium units is recognized using the percentage-of-completion method. Earned revenue is based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage is then applied to the expected revenue associated with units that have been sold to date. Revenue from the sale of land is recognized when all the criteria for sales pursuant to SFAS66 have been met.

(5) Due to the establishment of reserves, the Company did not have Available Cash, as defined in the Company's Cash Flow Notes, at September 30, 1998, to make any interest payments on the Cash Flow Notes for the nine months ended September 30, 1998. In addition, the Company did not have Available Cash to make any interest payments on the Cash Flow Notes for the twelve months ended December 31, 1997. Interest on the Cash Flow Notes is noncumulative. Therefore, the Company has not recorded interest expense associated with the Cash Flow Notes during the nine months ended September 30, 1998 and 1997. See
         PART I. FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES to the Form 10-Q for the fiscal quarter ended September 30, 1998 (the "Third Quarter 1998 Form 10-Q") for more information concerning the Cash Flow Notes.

(6) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued to its Non-Employee Directors (a) 8,330 shares of Common Stock at a price of $4.50 per share for the

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)

         first quarter of 1998, (b) 6,209 shares of Common Stock at a price of $3.625 per share for the second quarter of 1998 and (c) 10,908 shares of Common Stock at a price of $2.0625 per share for the third quarter of 1998.

(7) The Company and AP-AGC, LLC, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), are parties to that certain Investment Agreement, as amended (the "Investment Agreement," which closed in June
         1997), pursuant to which Apollo agreed, subject to certain conditions, to acquire 2.5 million shares of 20% Series A Redeemable Preferred Stock (the "Series A Preferred Stock") from the Company at a purchase price of $9.88 per share, and warrants to purchase up to 5 million shares of Common Stock (the "Investor Warrants"), at a purchase price of $.06 per share, for an aggregate purchase price of $25 million (the "Apollo Transaction"). As of December 31, 1997, Apollo had purchased 2,326,475 shares of Series A Preferred Stock and Investor Warrants to acquire 4,652,950 shares of Common Stock, for an aggregate purchase price of approximately $23.3 million. On March 31, 1998, Apollo purchased the remaining 173,525 shares of Series A Preferred Stock and Investor Warrants to acquire 347,050 shares of Common Stock, for an aggregate purchase price of approximately $1.7 million.

(8) Redeemable preferred stock consisted of the following at September 30, 1998 and December 31, 1997 (in thousands of dollars):

                                                                     September 30, December 31,
                                                                         1998          1997
                                                                     ------------- ------------
         Series A
         --------
         Gross proceeds                                                $ 25,000      $ 23,265
         Accrued dividends                                                6,149         1,989
                                                                       --------      --------
         Liquidation Preference amount                                   31,149        25,254
         Less issue costs                                                (3,100)       (2,885)
         Less warrants purchased                                           (300)         (279)
         Plus accretion of preferred stock to redemption amount             891           288
                                                                       --------       --------
                                                                         28,640        22,378
                                                                       --------      --------

         Series B
         --------
         Gross proceeds                                                  20,000        20,000
         Accrued dividends                                                4,665         1,307
                                                                       --------      --------
         Liquidation Preference amount                                   24,665        21,307
         Less issue costs                                                (1,900)       (1,900)
         Less warrants purchased                                           (240)         (240)
         Plus accretion of preferred stock to redemption amount             527           139
                                                                       --------      --------
                                                                         23,052        19,306
                                                                       --------      --------
         Total redeemable preferred stock                              $ 51,692      $ 41,684
                                                                       ========      ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)

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

         During the first nine months of 1998 and 1997, comprehensive income consisted only of the net losses for those periods.

PART I. -  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------------

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

         The Company's principal business (its "Core Business") consists of:

         o the acquisition, development and sale of residential homesites ("Homesites") to home builders and commercial, industrial and retail land ("Tracts") in primary or oceanfront markets in Florida and other selected primary markets in the southeast (the "Southeast") United States (collectively, "Primary Markets"), as well as in one project in Texas and one project in Colorado

         o the construction and sale of selected vertical residential products, including oceanfront condominium units and an urban luxury apartment tower ("Vertical Development"); and

         o        environmental services.

         The Company is also engaged in:

         o the orderly disposition of scattered Predecessor Homesites (i.e., homesites inherited from the Company's Predecessor) and Predecessor Tracts (i.e., commercial, industrial, institutional, residential, and agricultural acreage inherited from the Company's Predecessor) in secondary markets (collectively, the "Predecessor Assets"); and

         o portfolio management of mortgages and contract receivables related to the Predecessor Assets.

The continuing disposition of Predecessor Assets is a run-off business and is not part of the Company's Core Business.

         The Company's Core Business is comprised of four primary functions:

         o        business development;

         o        planning;

         o        community development; and

         o        residential construction.

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

         In furtherance of its plan, (1) since 1992, the Company has sold approximately 83,000 acres of Predecessor Tracts and 11,000 Predecessor Homesites, and substantially reduced the corporate debt and deferred liabilities which it inherited from its Predecessor and (2) since 1994, the Company has acquired interests in 18 new projects in nine Primary Markets (plus Texas and Colorado) in five states.

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

         In 1997 and the first quarter of fiscal year 1998, the Company closed three major equity transactions, raising an aggregate of $55 million (the "1997 Equity Transactions"). See PART I., ITEM 1. BUSINESS SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and PART II. OTHER INFORMATION, ITEM 2. CHANGES IN SECURITIES in the First Quarter 1998 Form 10-Q for more information concerning the 1997 Equity Transactions. The Company used the funds from the 1997 Equity Transactions and other funds to acquire direct ownership interest in all of its new Core Business projects in 1997.

         The Company's strategy to grow the Homesite segment of its business is being accomplished in two stages. In the first stage, the Company built sales volume, principally through JV Projects. Now, in the second stage, the Company is replacing sold inventory with new projects, acquired principally through direct ownership.

         As of September 30, 1998, the Company owned, directly or through JV Projects, interests in the following Core Business Homesite projects:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Units     Units
                         Type of                              Year                                               Closed-    Under
   Project              Ownership       Location            Acquired          Scope of Project (3)               to-Date  Contract
   -------              ---------       --------            --------          --------------------               -------  --------
----------------------------------------------------------------------------------------------------------------------------------
West Meadows                D (1)     Tampa Bay, FL           1995        1,316 single-family Homesites            408       158
----------------------------------------------------------------------------------------------------------------------------------
Saxon Woods                 D         Orlando, FL             1997        408 single-family Homesites               17       101
----------------------------------------------------------------------------------------------------------------------------------
Lakeside Estates            D         Orlando, FL             1994-1995   1,379 single-family Homesites            820       131
----------------------------------------------------------------------------------------------------------------------------------
West Bay Club               D         Naples, FL              1995-1997   520 single-family Homesites                -        12
----------------------------------------------------------------------------------------------------------------------------------
The Trails of West Frisco   D         Dallas, TX              1997        1,643 single-family Homesites              -       415
----------------------------------------------------------------------------------------------------------------------------------
Sunset Lakes                JV (2)    Broward County, FL      1994        1,512 single-family Homesites and
                                                                          255 multi-family units                   485       622
----------------------------------------------------------------------------------------------------------------------------------
Country Lakes               JV        Broward County, FL      1995        1,116 single-family Homesites and
                                                                          1,930 multi-family units               1,955         -
----------------------------------------------------------------------------------------------------------------------------------
Falcon Trace                JV        Orlando, FL             1996        871 single-family Homesites              169       263
---------------------------------------------------------------------------------------------------------------------------------
Cary Glen                   JV        Raleigh/Durham, NC      1996        917 single-family Homesites  and 249
                                                                          multi-family units                         -         -
----------------------------------------------------------------------------------------------------------------------------------
Aspen Springs Ranch         D         Glenwood Springs, CO    1998        352 single-family Homesites  and 200
                                                                          timeshare quarter units                    -         -
----------------------------------------------------------------------------------------------------------------------------------

(1) "D" means direct ownership.
(2) "JV" means joint venture.
(3) Varying  from  project  to  project,  unsold  units  are  developed,   under
    development or to be developed in the future.

         As of September 30, 1998, the Company owned, directly or through JV Projects, interests in the following Core Business Tracts:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Acres     Acres
                         Type of                              Year                                               Closed-    Under
   Project              Ownership      Location             Acquired          Scope of Project (3)               to-Date  Contract
   -------              ---------      --------             --------          --------------------               -------  --------
----------------------------------------------------------------------------------------------------------------------------------
West Meadows               D (1)    Tampa Bay, FL             1997        76 commercial/industrial acres           50         -
----------------------------------------------------------------------------------------------------------------------------------
Regency Island             D        Hutchinson Island, FL     1994        4 commercial acres                        -         -
----------------------------------------------------------------------------------------------------------------------------------
Country Lakes              JV (2)   Broward County, FL        1995        140 commercial/industrial acres           -         -
----------------------------------------------------------------------------------------------------------------------------------

(1) "D" means direct ownership.
(2) "JV" means joint venture.

         As of September 30, 1998, the Company owned, directly or through JV Projects, interests in the following vertical residential products:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Units     Units
                         Type of                             Year                                               Closed-   Under
   Project              Ownership        Location           Acquired         Scope of Project (3)               to-Date  Contract
   -------              ---------        --------           --------         --------------------               -------  --------
----------------------------------------------------------------------------------------------------------------------------------
Riverwalk Tower             D (1)     Fort Lauderdale, FL     1997        373 high-rise apartments                 -         -
----------------------------------------------------------------------------------------------------------------------------------
West Bay Club               D         Naples, FL              1995-1997   578 high-rise residential units          -         -
----------------------------------------------------------------------------------------------------------------------------------
Jupiter Ocean Grande        JV (2)    Jupiter, FL             1995        138 condominium units                    -         -
----------------------------------------------------------------------------------------------------------------------------------

(1) "D" means direct ownership.
(2) "JV" means joint venture.

         As of September 30, 1998, the Company owned approximately 16,000 Predecessor Homesites and approximately 9,000 acres of Predecessor Tracts in 8 communities.

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

RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         The Company's results of operations for the nine months ended September 30, 1998 and 1997 are summarized by line of business, as follows:

                                        COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                               Nine Months Ended September 30, 1998

                                                     (in thousands of dollars)
                                                            (unaudited)

                                                Core                  Predecessor
                                      ----------------------------  ----------------
                                      Homesite  Tract  Residential  Homesite  Tract    Other     Business    Administrative
                                       Sales    Sales     Sales      Sales    Sales  Operations Development      & Other     Total
                                      ----------------------------------------------------------------------------------------------
Revenues:
   Real estate sales                  $ 8,005  $35,561   $           $2,578  $16,699  $           $             $          $ 62,843
   Other operating revenues             1,296                           209             1,417                                 2,922
   Interest income                        236                                           2,572                        912      3,720
   Other income                         2,924                                                                                 2,924
                                      ----------------------------------------------------------------------------------------------
Total revenues                         12,461   35,561        -       2,787   16,699    3,989            -           912     72,409
                                      ----------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales            6,826   26,272                2,286   15,967                                         51,351
   Selling expense                      1,338      890                  668    1,815                                          4,711
   Other operating expense                                                              1,165                                 1,165
   Other real estate costs                657        6       18         491      765       26        1,966         3,018      6,947
   General and administrative expense                                                                              6,427      6,427
   Depreciation                            22                            13       56       64                        355        510
   Cost of borrowing, net                                                               1,530                      2,716      4,246
   Other expense                          225               342                                                                 567
                                      ----------------------------------------------------------------------------------------------
Total costs and expenses                9,068   27,168      360       3,458   18,603    2,785        1,966        12,516     75,924
                                      ----------------------------------------------------------------------------------------------

Operating income (loss)                 3,393    8,393     (360)       (671)  (1,904)   1,204       (1,966)      (11,604)    (3,515)
                                      ----------------------------------------------------------------------------------------------
Other income (expense):
   Reorganization items                                                                 4,573                        610      5,183
   Miscellaneous                                                                                                    (214)      (214)
                                      ----------------------------------------------------------------------------------------------
Total other income (expense)                -        -        -           -        -    4,573            -           396      4,969
                                      ----------------------------------------------------------------------------------------------

Net income (loss)                       3,393    8,393     (360)       (671)  (1,904)   5,777       (1,966)      (11,208)     1,454
                                      ----------------------------------------------------------------------------------------------

Less:
  Accrued preferred stock dividends                                                                                7,518      7,518
  Accretion of preferred stock to
     redemption amount                                                                                               992        992
                                      ----------------------------------------------------------------------------------------------
                                            -        -        -           -        -        -            -         8,510      8,510
                                      ----------------------------------------------------------------------------------------------
Net income (loss) applicable to
    common stock                      $ 3,393  $ 8,393   $ (360)     $ (671) $(1,904) $ 5,777     $ (1,966)     $(19,718)  $ (7,056)
                                      ==============================================================================================



                                         COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                Nine Months Ended September 30, 1997

                                                      (in thousands of dollars)
                                                             (unaudited)

                                               Core                 Predecessor
                                     --------------------------  ------------------
                                     Homesite Tract Residential  Homesite   Tract     Other     Business   Administrative
                                       Sales  Sales    Sales       Sales    Sales   Operations Development     & Other      Total
                                     -----------------------------------------------------------------------------------------------
Revenues:
   Real estate sales                 $ 11,438 $  725  $10,021    $  5,621  $16,790    $    76    $             $          $ 44,671
   Other operating revenues               511                                           1,566                                2,077
   Interest income                        222                                           3,367                       710      4,299
                                     -----------------------------------------------------------------------------------------------
Total revenues                         12,171    725   10,021       5,621   16,790      5,009           -           710     51,047
                                     -----------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales           10,609    590   12,200       4,955   15,474         88                               43,916
   Selling expense                        508     14      532       2,584    2,302                      8                    5,948
   Other operating expense                                                                965                                  965
   Other real estate costs                732             440         502    1,118        533       2,000         4,219      9,544
   General and administrative expense                                                                             6,734      6,734
   Depreciation                            10               2           5       46         90                       371        524
   Cost of borrowing, net                                                               1,789                     9,334     11,123
   Other expense                          265             465                                                                  730
                                     -----------------------------------------------------------------------------------------------
Total costs and expenses               12,124    604   13,639       8,046   18,940      3,465       2,008        20,658     79,484
                                     -----------------------------------------------------------------------------------------------

Operating income (loss)                    47    121   (3,618)     (2,425)  (2,150)     1,544      (2,008)      (19,948)   (28,437)
                                     -----------------------------------------------------------------------------------------------

Other income (expense):
   Reorganization items                                                                   798                     1,438      2,236
   Miscellaneous                                                                          (96)                     (450)      (546)
                                     -----------------------------------------------------------------------------------------------
Total other income (expense)                -      -        -           -        -        702           -           988      1,690
                                     -----------------------------------------------------------------------------------------------

Net income (loss)                          47    121   (3,618)     (2,425)  (2,150)     2,246      (2,008)      (18,960)   (26,747)
                                     -----------------------------------------------------------------------------------------------

Less:
  Accrued preferred stock dividends                                                                               1,381      1,381
  Accretion of preferred stock
    to redemption amount                                                                                            190        190
                                     -----------------------------------------------------------------------------------------------
                                            -      -        -           -        -          -           -         1,571      1,571
                                     -----------------------------------------------------------------------------------------------
Net income (loss) applicable to
    common stock                     $     47 $  121  $(3,618)   $ (2,425) $(2,150)   $ 2,246    $ (2,008)     $(20,531)  $(28,318)
                                     ===============================================================================================

         During the first nine months of 1998, the Company reported net income of $1.4 million compared to a net loss of ($26.7) million during the first nine months of 1997. After certain non-cash charges applicable to preferred stock, the Company reported a net loss applicable to common stock of ($7.1) million compared to a net loss applicable to common stock of ($28.3) million during the first nine months of 1997. The loss decreased by $21.2 million during the first nine months of 1998 compared to the first nine months of 1997 primarily due to
(1) a 41% increase in real estate revenues in 1998 generating a $13.9 million gross margin increase, (2) a $3.3 million increase in other income in 1998, (3) a $4.1 million reduction in selling expenses, other real estate costs and general and administrative expenses in 1998 and (4) a $6.9 million decrease in borrowing costs in 1998, offset by a $6.9 million increase in accrued preferred stock dividends and accretion of preferred stock in 1998. As discussed below, the increase in real estate revenues in 1998 was primarily due to $31.8 million of Tract sales in the second quarter of 1998, consisting of (a) a $24.8 million sale of Dave's Creek, a 1,372 acre project near Atlanta, Georgia ("Dave's Creek"), and (b) a $7.0 million sale of 0.9 commercial acres out of the 2.8-acre Riverwalk Tower site in Ft. Lauderdale, Florida.

Core Business
-------------

         The results of operations of the Core Business are set forth below.

         CORE HOMESITE SALES. Net income from Homesite sales improved $2.6 million in the first nine months of 1998 compared to the first nine months of 1997 primarily due to a $2.9 million increase in other income from joint venture Homesite operations and net gains from the assignment of real estate purchase contracts.

         Consolidated revenues from Homesite sales (excluding revenues and income from joint venture Homesite operations) decreased $3.4 million in the first nine months of 1998 compared to the first nine months of 1997 primarily due to a $4.5 million sale in June 1997 of the final 102 lots in Windsor Palms, partially offset by a $1.8 million increase in sales in West Meadows. The following table summarizes consolidated Homesite sales activity for the nine months ended September 30 (in thousands of dollars):

                                     1998                        1997
                        -----------------------------  -----------------------------
                        Number of            Average   Number of           Average
                           lots    Revenue sales price   lots    Revenue sales price
                        ---------  ------- ----------- --------- ------- -----------
West Meadows                 202   $ 5,089   $ 25.2        65   $ 2,312     $35.5
Lakeside Estates             110     2,336     21.2       228     3,842      16.9
Saxon Woods                   17       432     25.4         -         -         -
Windsor Palms                  -         -        -       102     4,514      44.3
Sabal Trace                    4       148     37.0        12       447      37.2
Sanctuary                      -         -        -        19       323      17.0
                          ------   -------   ------   -------   -------     -----
                             333   $ 8,005   $ 24.0       426   $11,438     $26.8
                          ======   =======   ======   =======   =======     =====

         The average sales price in West Meadows decreased in the first nine months of 1998 compared to the first nine months of 1997 due to a bulk sale of 82 small, unfinished lots for $840,000 in the first quarter of 1998. The average sales price in Lakeside Estates increased for the first nine months of 1998 compared to the first nine months of 1997 due to a bulk sale of 82 lots for $890,000 in the third quarter of 1997.

         Other operating revenues included $451,000 in the first nine months of 1998 and $179,000 in the first nine months of 1997 representing management fees earned in connection with the Sunset Lakes JV Project. Other operating revenues in the first nine months of 1997 also included a $332,000 management fee from the Country Lakes JV Project. The Country Lakes JV Project sold 95 acres for $9.5 million during the first nine months of 1997.

         Other income of $2.9 million in the first nine months of 1998 included $1.8 million of income from the Company's 65% interest in profits from the Sunset Lakes JV Project. During the first nine months of 1998, the Sunset Lakes JV Project sold 230 Homesites and a 29-acre tract designed for 255 multi-family units for approximately $21.3 million. Other income in the first nine months of 1998 also included net gains totaling $1.1 million on assignments of real estate purchase agreements for two residential projects located in the Orlando, Florida area.

         As of September 30, 1998, the Company had under contract  approximately
(1) 817 Homesites for approximately $28.3 million with 21 homebuilders in Lakeside Estates, West Meadows, The Trails of West Frisco and Saxon Woods and
(2) 885 JV Project Homesites for approximately $41.0 million with 8 homebuilders in Sunset Lakes and Falcon Trace. As of September 30, 1997, the Company had under contract approximately 93 Homesites for approximately $2.6 million in Lakeside Estates, West Meadows and Sanctuary.

         The consolidated Homesite sales gross margin percentage was 14.7% in the first nine months of 1998 compared to 7.2% in the first nine months of 1997. Although the gross margin percentage increased in the first nine months of 1998 compared to the first nine months of 1997, it is lower than the targeted gross margin of approximately 20% for this line of business principally due to reductions in the gross margin percentages at Lakeside Estates and West Meadows, due to increases in the estimated costs to complete these projects. The Company anticipates that the impact of these reductions will decrease on a relative basis as additional consolidated Homesite projects (i.e., The Trails of West Frisco, West Bay Club and Aspen Springs Ranch) come on line during the last quarter of 1998 and in 1999. The lower than targeted gross margin in the first nine months of 1997 was principally attributable to the sale of the final 102 Windsor Palms lots for $4.5 million, generating a (11%) gross margin. This sale was necessitated by the Company's need for liquidity to meet a June 30, 1997 corporate debt payment.

         Homesite selling expense increased $830,000 in the first nine months of 1998 (despite a decrease in revenues) compared to the first nine months of 1997 primarily due to presales advertising and marketing costs associated with the West Bay Club project.

         CORE TRACT SALES. Net income from Tract sales increased $8.3 million in the first nine months of 1998 compared to the first nine months of 1997 due to an increase in Tract sales revenues.

         Tract sales revenues increased $34.8 million in the first nine months of 1998 compared to the first nine months of 1997 due primarily to two large Tract sales in 1998. In April 1998, the Company sold and closed Dave's Creek for $24.8 million. Additional sales proceeds of $2.5 million were received in the third quarter of 1998 after the Company received an Army Corp of Engineers permit. This increased the total revenues from the sale to $27.3 million, and the gross margin from 6.6% to approximately 15.2%. In June 1998, the Company sold a 0.9 acre office/hotel parcel for 7.0 million which was part of the 2.8-acre Riverwalk Tower site. This sale generated a gross margin of 70.4%. The balance of the Riverwalk Tower site is being developed by the Company as a luxury high-rise apartment tower.

         As of September 30, 1998, the Company's Joint Venture Projects had no pending Tract sales under contract.

         Tract sales selling expense increased $876,000 in the first nine months of 1998 compared to the first nine months of 1997 due to increased sales activities.

         CORE RESIDENTIAL SALES. Net operating results from Residential sales decreased $3.3 million in the first nine months of 1998 compared to the first nine months of 1997 due to the absence of revenues and profits from Regency Island which closed sales of all units as of December 31, 1997.

         During 1993, the Company entered the luxury oceanfront condominium market through the acquisition of the Regency Island project. The Company completed construction and sold out Regency Island in 1997. In 1995, the Company acquired the Jupiter Ocean Grande condominium JV Project. The Company has a 50% interest in this JV Project and anticipates commencing presales on the first building in Jupiter Ocean Grande in the 1998-1999 selling season. The Company also anticipates commencing presales of its West Bay Club high-rise residential units in the 1998-1999 selling season. In 1999, the Company intends to begin construction of Riverwalk Tower, its first luxury apartment tower.

         The following table summarizes Residential sales activity for the nine months ended September 30 (in thousands of dollars):

                                                       1998              1997
                                                    ---------          ---------
Condominium sales - Regency Island:

   First Building                                   $       -          $   1,620
   Second Building                                          -              8,401
                                                    ---------          ---------
Total condominium sales                             $       -          $  10,021
                                                    =========          =========

         The revenues and profits associated with Regency Island were recorded using the percentage of completion method. The project consisted of two 72-unit buildings, all of which were sold and closed as of December 31, 1997. The revenues of $1.6 million from the first building in the first nine months of 1997 represented revenue earned from the closing of five units. As of September 30, 1997, all 72 units in the first building were sold and closed. The revenues of approximately $8.4 million in the second building in the first nine months of 1997 resulted from (1) an increase in the completion percentage from 79% as of December 31, 1996 to 100% as of September 30, 1997, and (2) 13 additional units sold during the first nine months of 1997 for a total of 69 units sold in the second building as of September 30, 1997. As of September 30, 1997, 68 of the 72 units in the second building had closed.

         The gross margin for Residential - condominiums sales in the first nine months of 1997 was (21.7%) principally due to an unanticipated $2.8 million accrual in August 1997 for an arbitration award granted to the Company's general contractor related to the first buiding in Regency Island Dunes. The final overall gross margin for the Regency Island project was 12.1%.

         Residential selling expense and real estate overhead decreased from a total of $532 in the first nine months of 1997 to $0 in the first nine months of 1998 due to the close out of Regency Island in 1997.

         Residential other expenses of $342,000 in the first nine months of 1998 and $465,000 in the first nine months of 1997 constitute the Company's share of the net loss from the Jupiter Ocean Grande JV Project. The loss resulted from pre-sales advertising and other selling and overhead costs.

Predecessor Business
--------------------

         The results of operations of the Predecessor Business are set forth below.

         PREDECESSOR HOMESITE SALES. Net operating results from Predecessor Homesite sales improved $1.8 million in the first nine months of 1998 compared to the first nine months of 1997 due to a $1.9 million decrease in selling expenses.

         Revenues from Predecessor Homesite sales decreased $3.0 million in the first nine months of 1998 compared to the first nine months of 1997 due to (1) a 46% decrease in the number of Predecessor Homesites sold and (2) a 15% decrease in the average sales price for Predecessor Homesites sold. The following table summarizes Predecessor Homesite sales activity for the nine months ended September 30 (in thousands of dollars):

                                     1998                         1997
                        -----------------------------  -----------------------------
                        Number of            Average   Number of           Average
                           lots    Revenue sales price   lots    Revenue sales price
                        ---------  ------- ----------- --------- ------- -----------

Scattered sales              278   $ 1,437    $ 5.2       551    $ 3,298   $  6.0
Bulk sales                   447     1,141      2.6       801      2,323      2.9
                          ------   -------   ------   -------    -------   ------
                             725   $ 2,578   $  3.6     1,352    $ 5,621   $  4.2
                          ======   =======   ======   =======    =======   ======

         Revenues from Predecessor Homesite scattered sales decreased in the first nine months of 1998 compared to the first nine months of 1997 primarily due to a $1.0 million decrease in sales in the Company's Cumberland Cove, Tennessee, project ("Cumberland Cove"). Sales in Cumberland Cove declined because the project began winding down during 1997, and the Company closed its on-site sales office in September 1997. The decline in the average sales price of Predecessor Homesite scattered sales is also principally due to the reduction in sales in Cumberland Cove, the Company's highest priced Predecessor Homesite product.

         As of September 30, 1998, the Company had under contract approximately 54 Predecessor Homesites for $226,000. As of September 30, 1997, the Company had under contract 1,518 Predecessor Homesites for $2.8 million. Predecessor Homesite sales often vary significantly from period to period depending on the timing and size of bulk sales.

         The Predecessor Homesite sales gross margin percentage increased to 11.8% in the first nine months of 1998 from 11.3% in the first nine months of 1997 principally due to the overall community sales mix.

         Predecessor Homesite selling expense decreased $1.9 million or 74% in the first nine months of 1998 compared to the first nine months of 1997 due to
(1) a $1.4 million reduction in selling expenses at Cumberland Cove due to the closing of the on-site sales operation in September 1997 and (2) the decrease in revenues. Predecessor Homesite selling expense decreased as a percentage of revenue from 46% in the first nine months of 1997 to 26% in the first nine months of 1998 primarily due to the reduction in selling expenses at Cumberland Cove.

         PREDECESSOR TRACT SALES. The net loss from Predecessor Tract sales improved $246,000 in the first nine months of 1998 compared to the first nine months of 1997 principally due to reduced selling expense and other real estate costs partially offset by a decline in the gross profit.

         Revenues from Predecessor Tract sales decreased $91,000 in the first nine months of 1998 compared to the first nine months of 1997. Tract sales and corresponding revenues from such sales often vary significantly from period to period depending on the timing and size of individual sales. As of September 30, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $4.3 million, which, subject to certain contingencies, are anticipated to close in 1998. As of September 30, 1997, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $14.4 million.

         The following table summarizes Predecessor Tract sales gross margins for the nine months ended September 30:

                                               1998                             1997
                                   ----------------------------      ---------------------------
                                      Targeted       Actual             Targeted      Actual
                                      Margins        Margins            Margins       Margins
                                      -------        -------            -------       -------
Port LaBelle agricultural acreage        0%            3.3%                0%          (5.2)%
Other Predecessor Tract acreage          0%            6.1%               5-10%        10.5%

         The targeted gross margin is break even for Port LaBelle agricultural acreage because management determined the Port LaBelle agricultural property is not an integral part of the Company's long-term business strategy. In order to accelerate the disposal of this property, the sales value for this property was adjusted in 1992 from "retail" to "wholesale", which reduced the targeted gross margin for this property. During the first nine months of 1998, the Company sold 10,313 acres of Port LaBelle agricultural property for approximately $10.1 million. As of September 30, 1998, the Company had approximately 4,700 acres of Port LaBelle agricultural property remaining in inventory.

         The targeted gross margin for other Predecessor Tract acreage was reduced to break even in 1998 in accordance with the Company's business plan to accelerate the liquidation of Predecessor Assets. The actual gross margins for other Predecessor Tract acreage in 1998 and 1997 generally reflect the targeted gross margins.

         Predecessor Tract selling expense decreased $487,000 in the first nine months of 1998 compared to the first nine months of 1997 and decreased as a percentage of revenues from 14% in the first nine months of 1997 to 11% in the first nine months of 1998 primarily because of a decrease in indirect selling expenses resulting from the discontinuation of the Company's in-house sales operation in January 1998.

         Predecessor Tract sales other real estate costs decreased $353,000, a 32% decrease, in the first nine months of 1998 compared to the first nine months of 1997 primarily due to the discontinuation of the Company's in-house sales operation in January 1998.

Other Operations
----------------

         Net income from other operations increased by $3.4 million in the first nine months of 1998 compared to the first nine months of 1997 primarily due to a $3.8 million utility trust payout in September 1998.

         Other operations interest income declined $795,000 in the first nine months of 1998 compared to the first nine months of 1997 due to lower average balances of Predecessor Homesite Contracts Receivable and land mortgages receivable in 1998.

         Other operations other real estate costs declined $507,000 in the first nine months of 1998 compared to the first nine months of 1997 due to the Company closing its offices in its Predecessor communities in December 1997.

         Other income - reorganization items of $4.6 million in the first nine months of 1998 consists of (1) a $3.8 million utility trust payout and (2) amortization of $799,000 of the Company's utility connections reserve. The amortization of the Company's utility connections reserve for the first nine months of 1997 was $798,000.

Business Development
--------------------

         Total business development expenditures decreased by $42,000 in the first nine months of 1998 compared to the first nine months of 1997 principally due to a decline in costs associated with the pursuit of business opportunities in Primary Markets.

Administrative & Other
----------------------

         The net loss from administrative and other activities decreased $813,000 in the first nine months of 1998 compared to the first nine months of 1997 principally due to a $1.2 million decrease in other real estate costs and a $6.6 million decrease in borrowing costs, offset by a $6.9 million increase in accrued preferred stock dividends and accretion of preferred stock, which is included only in the calculation of net income applicable to common stock.

         Interest income increased $202,000 in the first nine months of 1998 compared to the first nine months of 1997 primarily due to an increase in short-term investment interest income.

         Other real estate costs decreased $1.2 million in the first nine months of 1998 compared to the first nine months of 1997 primarily due to a reduction of land inventory not under development (which corresponds to sales activity during the intervening period).

         General and administrative expenses declined $307,000 in the first nine months of 1998 compared to the first nine months of 1997 primarily due to declines in personnel and legal expenses.

         Cost of borrowing, net of capitalized interest, decreased $6.6 million in the first nine months of 1998 compared to the first nine months of 1997. This was offset by a $6.9 million increase in Preferred Stock accrued dividends and accretions as the Company reduced their reliance on debt financing. During the nine months ended September 30, 1998 and 1997, the Company did not accrue interest on its Cash Flow Notes (see Liquidity and Capital Resources below) because of the absence of Available Cash (see LIQUIDITY AND CAPITAL RESOURCES below) during the periods.

         Other income - reorganization items consisted of gains of $610,000 in the first nine months of 1998 and $1.4 million in the first nine months of 1997 resulting from the resolution of certain reorganization items.

         Other expense - miscellaneous of $214,000 in the first nine months of 1998 and $546,000 in the first nine months of 1997 consisted of various reserve adjustments and settlements.

         During the nine months ended September 30, 1998, the Company recorded a $7.5 million accrual for preferred stock dividends associated with its Series A and Series B Preferred Stock ("the Preferred Stock"). See PART I., ITEM 1. BUSINESS - SIGNIFICANT BUSINESS DEVELOPMENTS in the 1997 Form 10-K and PART II. OTHER INFORMATION, ITEM 2. CHANGES IN SECURITIES in the First Quarter 1998 Form 10-Q for more information concerning the 1997 Equity Transactions. In addition, the Company accreted $992,000 of the value of its Preferred Stock to the redemption amount in the first nine months of 1998. The total of approximately $8.5 million of accrued Preferred Stock dividends and Preferred Stock accretion was charged to contributed capital.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         The comparison of the three months ended September 30, 1998 and 1997 should be read in conjunction with the comparison of the nine months ended September 30, 1998 and 1997 for a more comprehensive discussion of the results of operations. The Company's results of operations for the three months ended September 30, 1998 and 1997 are summarized by line of business, as follows:

                                         COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                Three Months Ended September 30, 1998

                                                      (in thousands of dollars)
                                                             (unaudited)

                                                 Core               Predecessor
                                      --------------------------- ----------------
                                      Homesite  Tract Residential Homesite Tract      Other      Business   Administrative
                                       Sales    Sales    Sales     Sales   Sales    Operations  Development     & Other      Total
                                      ----------------------------------------------------------------------------------------------
Revenues:
   Real estate sales                  $ 2,858  $ 3,520    $       $  647  $ 2,943     $          $              $          $  9,968
   Other operating revenues             1,000                        209                 298                                  1,507
   Interest income                         86                                            810                         305      1,201
   Other income                         1,243                                                                                 1,243
                                      ----------------------------------------------------------------------------------------------
Total revenues                          5,187    3,520        -      856    2,943      1,108            -            305     13,919
                                      ----------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales            2,419      841               528    2,568                                             6,356
   Selling expense                        663       90               232      506                                             1,491
   Other operating expense                                                               399                                    399
   Other real estate costs                154        6       18      250      443         15        1,274            711      2,871
   General and administrative expense                                                                              2,385      2,385
   Depreciation                            13                                  19         22                         118        172
   Cost of borrowing, net                                                                445                         770      1,215
   Other expense                                             96                                                                  96
                                      ----------------------------------------------------------------------------------------------
Total costs and expenses                3,249      937      114    1,010    3,536        881        1,274          3,984     14,985
                                      ----------------------------------------------------------------------------------------------

Operating income (loss)                 1,938    2,583     (114)    (154)    (593)       227       (1,274)        (3,679)    (1,066)
                                      ----------------------------------------------------------------------------------------------
Other income (expense):
   Reorganization items                                                                4,039                         362      4,401
   Miscellaneous                                                                                                       2          2
                                      ----------------------------------------------------------------------------------------------
Total other income (expense)                -        -        -        -        -      4,039             -           364      4,403
                                      ----------------------------------------------------------------------------------------------

Net income (loss)                       1,938    2,583     (114)    (154)    (593)     4,266       (1,274)        (3,315)     3,337
                                      ----------------------------------------------------------------------------------------------

Less:
  Accrued preferred stock dividends                                                                                2,658      2,658
  Accretion of preferred stock to
     redemption amount                                                                                               338        338
                                      ----------------------------------------------------------------------------------------------
                                                                                                                   2,996      2,996
                                      ----------------------------------------------------------------------------------------------
Net income (loss) applicable to
    common stock                      $ 1,938  $ 2,583    $(114)  $ (154) $  (593)    $4,266     $ (1,274)      $ (6,311)  $    341
                                      ==============================================================================================

                                                                 19


                                         COMBINING RESULTS OF OPERATIONS BY LINE OF BUSINESS

                                                Three Months Ended September 30, 1997

                                                      (in thousands of dollars)
                                                             (unaudited)

                                                Core                 Predecessor
                                      ---------------------------  -----------------
                                      Homesite  Tract Residential  Homesite  Tract     Other     Business   Administrative
                                       Sales    Sales    Sales      Sales    Sales   Operations Development     & Other     Total
                                      ---------------------------------------------------------------------------------------------
Revenues:
   Real estate sales                  $ 2,970   $ 135  $    826    $ 2,007  $ 4,674    $           $            $         $ 10,612
   Other operating revenues               110                                             522                                  632
   Interest income                                                                        941                       241      1,182
                                      ---------------------------------------------------------------------------------------------
Total revenues                          3,080     135       826      2,007    4,674     1,463           -           241     12,426
                                      ---------------------------------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales            2,573     106     3,890      1,735    4,265                                         12,569
   Selling expense                         78      (2)      293        898      687                   (24)                   1,930
   Other operating expense                                                                337                                  337
   Other real estate costs                242               302        342      419       185         653         1,599      3,742
   General and administrative expense                                                                             2,078      2,078
   Depreciation                             6                            2       15        28                       120        171
   Cost of borrowing, net                                                                 684                     1,705      2,389
   Other expense                          208                60                                                                268
                                      ---------------------------------------------------------------------------------------------
Total costs and expenses                3,107     104     4,545      2,977    5,386     1,234         629         5,502     23,484
                                      ---------------------------------------------------------------------------------------------

Operating income (loss)                   (27)     31    (3,719)      (970)    (712)      229        (629)       (5,261)   (11,058)
                                      ---------------------------------------------------------------------------------------------
Other income (expense):
   Reorganization items                                                                   266                       176        442
   Miscellaneous                                                                                                   (185)      (185)
                                      ---------------------------------------------------------------------------------------------
Total other income (expense)                -       -         -          -        -       266           -            (9)       257
                                      ---------------------------------------------------------------------------------------------

Net income (loss)                         (27)     31    (3,719)      (970)    (712)      495        (629)       (5,270)   (10,801)
                                      ---------------------------------------------------------------------------------------------

Less:
  Accrued preferred stock dividends                                                                               1,319      1,319
  Accretion of preferred stock
    to redemption amount                                                                                            182        182
                                      ---------------------------------------------------------------------------------------------
                                            -       -         -          -        -         -           -         1,501      1,501
                                      ---------------------------------------------------------------------------------------------
Net income (loss) applicable to
    common stock                      $   (27)  $  31  $ (3,719)   $  (970) $  (712)   $  495      $ (629)      $(6,771)  $(12,302)
                                      =============================================================================================

         During the third quarter of 1998, the Company reported net income of $3.3 million compared to a net loss of $10.8 million during the third quarter of 1997. After certain non-cash charges applicable to preferred stock, the Company reported net income applicable to common stock of $341,000 compared to a net loss applicable to common stock of ($12.3) million during the third quarter of 1997. Results of operations improved by $12.6 million during the third quarter of 1998 compared to the third quarter of 1997 primarily due to (1) a 12% increase in real estate revenues generating a $7.6 million gross margin increase in 1998, (2) a $1.2 million increase in other income during 1998, (3) a $4.0 million increase in Reorganization related items and (4) a $1.2 million decrease in borrowing costs in 1998, partially offset by a $1.5 million increase in accrued preferred stock dividends and accretion of preferred stock.

Core Business
-------------

         The results of operations of the Core Business are set forth below.

         CORE HOMESITE SALES. Net income from Homesite sales improved $2.1 million in the third quarter of 1998 compared to the third quarter of 1997 primarily due to a $1.2 million increase in other income from joint venture Homesite operations and a $890,000 increase in other operating revenues.

         Consolidated revenues from Homesite sales (excluding revenues and income from joint venture Homesite operations) decreased $112,000 in the third quarter of 1998 compared to the third quarter of 1997 primarily due to a bulk sale in Lakeside Estates in the third quarter of 1997. The following table summarizes consolidated Homesite sales activity for the three months ended September 30 (in thousands of dollars):

                                     1998                        1997
                        -----------------------------  -----------------------------
                        Number of            Average   Number of           Average
                           lots    Revenue sales price   lots    Revenue sales price
                        ---------  ------- ----------- --------- ------- -----------
West Meadows                  55     1,951     35.5        24      1,021     42.5
Lakeside Estates              38       815     21.5       125      1,751     14.0
Saxon Woods                    2        55     27.5         -          -        -
Windsor Palms                  -         -        -         -          -        -
Sabal Trace                    1        37     37.0         4        147     36.8
Sanctuary                      -         -        -         3         51     17.0
                          ------   -------   ------   -------    -------   ------
                              96   $ 2,858   $ 29.8       156    $ 2,970   $ 19.0
                          ======   =======   ======   =======    =======   ======

         The average sales price in Lakeside Estates increased for the third quarter of 1998 compared to the third quarter of 1997 due to a bulk sale of 82 lots for $890,000 in the third quarter of 1997.

         Other operating revenues included $155,000 in the third quarter of 1998 and $100,000 in the third quarter of 1997 representing management fees earned in connection with the Sunset Lakes JV Project. Other operating revenues in the third quarter of 1997 also included a $10,000 management fee from the Country Lakes JV Project.

         Other income of $1.2 million in the third quarter of 1998 included $1.2 million of income from the Company's 65% profits interest in the Sunset Lakes JV Project. During the third quarter of 1998 the Sunset Lakes JV Project sold 43 Homesites and a 10-acre tract designed for commercial development for approximately $5.8 million. Other income in the third quarter of 1998 also included a $876,000 net gain on an assignment of a real estate purchase agreement for a residential project located in the Orlando, Florida area.

         The consolidated Homesite sales gross margin percentage was 15% in the third quarter of 1998 compared to 13% in the third quarter of 1997. Although the gross margin percentage increased in the third quarter of 1998 compared to the third quarter of 1997, it is lower than the targeted gross margin of approximately 20% for this line of business principally due to reductions in the gross margin percentages at Lakeside Estates and West Meadows, due to increases in the estimated costs to complete these projects. The Company anticipates that the impact of these reductions will decrease on a relative basis as additional consolidated Homesite projects (i.e., The Trails of West Frisco, West Bay Club and Aspen Springs Ranch) come on line during the last quarter of 1998 and in 1999.

         Homesite selling expense increased $935,000 in the third quarter of 1998 (despite a decrease in revenues) primarily due to presales advertising and marketing costs associated with the West Bay Club project.

         CORE TRACT SALES. Net income from Tract sales increased $2.6 million in the third quarter of 1998 compared to the third quarter of 1997 primarily due to additional sales proceeds received in connection with the prior sale of Dave's Creek.

         Tract sales revenues increased $3.4 million in the third quarter of 1998 compared to the third quarter of 1997 primarily due to the receipt of additional sales proceeds on the sale in second quarter of 1998 of Dave's Creek of $2.5 million after the Company received an Army Corp of Engineers permit. This increased the total revenues from the sale to $27.3 million. The gross margin on this sale increased to approximately 15.2% from 6.6%.

         CORE RESIDENTIAL SALES. Net operating results from Residential sales increased $3.6 million in the third quarter of 1998 compared to the third quarter of 1997 due to adjustments made in the third quarter of 1997 to increase the estimated costs associated with Regency Island.

         The revenues and profits associated with Regency Island sales were recorded using the percentage of completion method. The project consisted of two 72-unit buildings, all of which were sold and closed as of December 31, 1997. The revenues of $826,000 in the third quarter of 1997 were associated with the sale of one unit in each building during the third quarter of 1997 for a total of 69 units under contract in the second building as of September 30, 1997.

         The gross margin for Residential - condominiums in the third quarter of 1997 was a ($3.0) million principally due to an unanticipated $2.8 million accrual in August 1997 for an arbitration award granted to the Company's general contractor related to the first building in Regency Island Dunes.

         Residential selling expenses and real estate overhead costs were $293,000 in the third quarter of 1998 due to the close out of Regency Island in 1997.

         Residential sales other expenses of $96,000 in the third quarter of 1998 and $60,000 in the third quarter of 1997 constitute the Company's share of the net loss of the Jupiter Ocean Grande JV Project. The loss resulted from pre-sales advertising and other selling and overhead costs.

Predecessor Business
--------------------

         The results of operations of the Predecessor Business are set forth below.

         PREDECESSOR HOMESITE SALES. Net operating results from Predecessor Homesite sales improved $816,000 in the third quarter of 1998 compared to the third quarter of 1997 primarily due to a $666,000 decrease in selling expenses and a $92,000 decrease in other real estate costs.

         Revenues from Predecessor Homesite sales decreased $1.4 million in the third quarter of 1998 compared to the third quarter of 1997 due to a 69% decrease in the number of Predecessor Homesites sold. The following table summarizes Predecessor Homesite sales activity for the three months ended September 30 (in thousands of dollars):


                                     1998                        1997
                        -----------------------------  -----------------------------
                        Number of            Average   Number of           Average
                           lots    Revenue sales price   lots    Revenue sales price
                        ---------  ------- ----------- --------- ------- -----------
Scattered sales               84       529      6.3       185      1,140      6.2
Bulk sales                    65       118      1.8       295        867      2.9
                          ------   -------   ------   -------    -------   ------
                             149   $   647   $  4.3       480    $ 2,007   $  4.2
                          ======   =======   ======   =======    =======   ======

         Revenues from Predecessor Homesite scattered sales decreased in the third quarter of 1998 compared to the third quarter of 1997 primarily due to a $391,000 decrease in sales in the Company's Cumberland Cove project. Sales in Cumberland Cove decreased because the project began winding down during 1997, and the Company closed its on-site sales operation in September 1997.

         The Predecessor Homesite sales gross margin percentage increased from 14% in the third quarter of 1997 to 18% in the third quarter of 1998 primarily due to the sales composition. Bulk sales, which have a lower gross profit declined from 61% of total unit sales for the third quarter of 1997 to 44% in the third quarter of 1998.

         Predecessor Homesite selling expense decreased $666,000 or 74% in the third quarter of 1998 compared to the third quarter of 1997 due to (1) a reduction in selling costs at Cumberland Cove due to the closing of the on-site sales operation in September 1997 and (2) the decrease in revenues. Predecessor Homesite selling expense decreased as percentage of revenue from 44% in the third quarter of 1997 to 35% in the third quarter of 1998 primarily due to the reduction in selling costs at Cumberland Cove.

         Predecessor Homesite other real estate costs decreased $92,000 in the third quarter of 1998 compared to the third quarter of 1997 primarily due to lower property taxes associated with the reduced land inventory.

         PREDECESSOR TRACT SALES. The net loss from Predecessor Tract sales decreased $119,000 in the third quarter of 1998 compared to the third quarter of 1997 primarily due to a decrease in selling expenses.

         Revenues from Predecessor Tract sales decreased $1.7 million in the third quarter of 1998 compared to the third quarter of 1997. Tract sales and corresponding revenues from such sales often vary significantly from period to period depending on the timing and size of individual sales.

         The following table summarizes Predecessor Tract sales gross margins for the three months ended September 30:

                                                  1998                             1997
                                      ----------------------------      ---------------------------
                                        Targeted        Actual            Targeted        Actual
                                         Margins        Margins            Margins       Margins
                                         -------        -------            -------       -------
Port LaBelle agricultural acreage           0%           51.8%                0%            --
Other Predecessor Tract acreage             0%            9.5%              5-10%          9.1%

         During the third quarter of 1998, the Company sold 64 acres of Port LaBelle agricultural property for approximately $224,000 generating a gross margin of 52% which is significantly higher than the targeted gross margin. However, due to the small size of the sale, the actual gross margin is not indicative of anticipated future gross margins.

         The targeted gross margin for other Predecessor Tract acreage was reduced to break even in 1998 in accordance with the Company's business plan to accelerate the liquidation of Predecessor Assets. The actual gross margin for other Predecessor Tract acreage in the third quarter of 1998 and 1997 was within the targeted gross margin.

         Predecessor Tract selling expense decreased $181,000 in the third quarter of 1998 compared to the third quarter of 1997 but increased as a percentage of revenues from 15% in the third quarter of 1997 to 17% in the third quarter of 1998 primarily due to significantly reduced sales volume for the quarter.

Other Operations
----------------

         Net income from other operations increased $3.8 million in the third quarter of 1998 compared to the third quarter of 1997 due to a $3.8 million utility trust payout.

         Other operations interest income declined $131,000 in the third quarter of 1998 compared to the third quarter of 1997 due to lower average balances of Predecessor Homesite Contracts Receivable and land mortgages receivable in 1998.

         Other operations other real estate costs declined $170,000 in the third quarter of 1998 compared to the third quarter of 1997 due to the Company closing its offices in its Predecessor communities in December 1997.

         Other income - reorganization items of $4.0 million in the third quarter of 1998 consists of (1) a $3.8 million utility trust payout and (2) amortization of $265,000 of the Company's utility connections reserve. The third quarter 1997 amortization of the Company's utility connections reserve was $266,000.

Business Development
--------------------

         Total business development expenditures increased $1.3 million in the third quarter of 1998 compared to the third quarter of 1997 primarily due to an increase in costs associated with the pursuit of business opportunities in Primary Markets.

Administrative & Other
----------------------

         The net loss from administrative and other activities decreased $460,000 in the third quarter of 1998 compared to the third quarter of 1997 principally due to an $888,000 decrease in other real estate costs and a $1.2 million decrease in borrowing costs partially offset by a $373,000 increase in other income - reorganization items and a $1.5 million increase in accrued preferred stock dividends and accretion of preferred stock which is only included in the calculation of net income applicable to common stock.

         Interest income increased $64,000 in the third quarter of 1998 compared to the third quarter of 1997 primarily due to an increase in short-term investment income.

         Other real estate costs decreased by $888,000 in the third quarter of 1998 compared to the third quarter of 1997 primarily due to reduced property taxes.

         General and administrative expenses increased $307,000 in the third quarter of 1998 compared to the third quarter of 1997 primarily due to the timing of financial mailings and other expenses.

         Cost of borrowing, net of capitalized interest, decreased $935,000 in the third quarter of 1998 compared to the third quarter of 1997. This was offset by a $1.5 million increase in Preferred Stock accrued dividends and accretions as the Company reduced its reliance on debt financing. During the three months ended September 30, 1998 and 1997, the Company did not accrue interest on its Cash Flow Notes because of the absence of Available Cash during the periods.

         Other income - reorganization items of $4.4 million in the third quarter of 1998 and $442,000 in the third quarter of 1997 consisted of gains resulting from the resolution of certain reorganization items.

         Other income (expense) - miscellaneous of $2,000 in the third quarter of 1998 and other income miscellaneous of $185,000 in the third quarter of 1997 consisted of various reserve adjustments and settlements.

         During the three months ended September 30, 1998, the Company recorded a $2.7 million accrual for preferred stock dividends associated with its Preferred Stock. In addition, the Company accreted $338,000 of the value of its Preferred Stock to the redemption amount in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's cash and cash equivalents totaled approximately $5.6 million. The Company also had restricted cash and cash equivalents of $1.1 million, which consisted primarily of (1) escrows for the sale and development of real estate properties, (2) funds held in trust to pay certain bankruptcy claims and (3) various other escrow accounts. Cash and cash equivalents decreased by $3.6 million during the first nine months of 1998. The decrease consists of (a) $14.8 million used in operating activities, (b) $4.7 million used in investing activities and (c) $16.0 million provided by financing activities.

         Cash used in operating activities during the first nine months of 1998 consisted of net cash generated through real estate sales and other operations, offset, in part, by various expenditures including approximately (1) $4.0 million of interest payments, (2) $4.2 million of property tax payments, (3) $17.8 million of construction and development expenditures and (4) $22.1 million of land acquisition costs.

         Cash used in financing activities during the first nine months of 1998 consisted of approximately $4.4 million for the construction of West Bay Club amenities and $237,000 for Year 2000 compliant computer applications and equipment.

         Cash provided by financing activities included (1) borrowings of $4.7 million under the Company's working capital facility ("Working Capital Facility") with Foothill, (2) net borrowings of $38.4 million from new project financings and (3) approximately $1.7 million of proceeds from the issuance of Series A Preferred Stock and related warrants. These proceeds were partially offset by (a) $13.3 million of principal payments that fully repaid the Company's term loan (the "Term Loan") with Foothill Capital Corporation ("Foothill"), (b) $7.6 million of net principal payments that fully repaid the Company's reducing revolving loan (the "Reducing Revolving Loan") with Foothill,
(c) net principal payments of $5.5 million associated with the financings of mortgage receivables and Predecessor Homesite Contract Receivables and (d) approximately $1.7 million of principal payments on the Working Capital Facility.

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

         The Reducing Revolving Loan terminated on June 26, 1998, and the Term Loan terminated on June 30, 1998.

         On June 30, 1998, the Company and Foothill entered into that certain Third Amendment to Second Amended and Restated Revolving Loan Agreement (the "Third Amendment"), pursuant to which Foothill agreed to (1) increase the Working Capital Facility from $20 million to $25 million, (2) permit the Company to enter into the SP Sub Loan and (3) modify the Borrowing Base for the Working Capital Facility to limit it to $25 million through August 1,1998 (declining to $23 million in August, $20 million through September, $17 million through October, $12.5 million through November and $0 on December 1, 1998, coinciding with the scheduled maturity date of the facility) and to provide for accelerated mandatory Borrowing Base reductions aggregating $5 million upon certain events on or before September 30, 1998. Amounts outstanding under the Working Capital Facility bear interest at a rate equal to the variable interest rate, per annum, announced by Northwest Bank of Minnesota, N.A., as its "base rate" plus two percentage points. As of September 30, 1998, the Company had $19.9 million outstanding under the Working Capital Facility.

         On September 30, 1998, the Company and Foothill entered into that certain Fourth Amendment to Second Amended and Restated Revolving Loan Agreement (the "Fourth Amendment"), pursuant to which Foothill agreed to maintain the Borrowing Base at $20 million through October 31, 1998.

         The Company's material debt repayment obligations for the remainder of 1998 consist of (1) a $39.6 million payment on its Unsecured 13% Cash Flow Notes due on December 31, 1998 (the "13% Cash Flow Notes"), which will fully retire these obligations and (2) the balance of its Working Capital Facility which is due in full on December 1, 1998 (collectively, the Company's "1998 Debt Obligations").

         The Company does not currently have sufficient liquid funds to satisfy all of its 1998 Debt Obligations. However, management believes that, through a combination of sources, it will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy all of its 1998 Debt Obligations as they become due. The Company is in final negotiations with (1) Foothill to obtain a new two-year $40 million revolving line of credit, a portion of the proceeds of which will be used to repay the existing Working Capital Facility and (2) another senior institutional lender to obtain $25 million of senior subordinated financing (the "New Debt Facilities"). Management has obtained written term sheets from both lenders and anticipates that it will be successful in closing the New Debt Facilities before the end of 1998. Closing of the New Debt Facilities is contingent on standard closing conditions for facilities of these types. Several of these closing conditions are within the lenders' sole discretion. Accordingly, there can be no assurances that the New Debt Facilities will close until all such time as all of the closing conditions are satisfied or waived by the lenders.

         The Company's ongoing business plan is to continue to monetize its Predecessor Assets and to reduce corporate debt. The Company has made substantial progress in this regard. It sold $55.6 million of Predecessor Assets in 1996, $41.2 million in 1997 and $19.5 million in the first nine months of 1998. As of September 30, 1998, the Company had $4.5 million of Predecessor Assets under contract or letter of intent, consisting of $2.1 million cash and $2.4 million of mortgage notes. The transactions under contract are subject to customary closing conditions including, in certain cases, financing conditions. Transactions subject to a letter of intent are subject to further negotiation and documentation. While the Company expects to close these transactions in 1998, there can be no assurance that any particular transaction will be consummated.

         The Company monetized mortgage and note receivables generated from the sale of Predecessor Assets. The Company raised approximately $19.8 million of cash, and received certain residual interests, in 1997 from the sale or financing of mortgages and other receivables from the sale of Predecessor Assets. These cash proceeds, along with the net cash proceeds from Predecessor Asset sales, were used to reduce corporate debt and fund ongoing operations.

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

         As required by the Company's Agreements with Apollo, the proceeds from the sale of the Series A Preferred Stock have been, and will be, used primarily to acquire and develop properties through SP Sub and its subsidiaries. The Company's repurchase and redemption obligations in respect of the Series A Preferred Stock (but not the Series B Preferred Stock) are secured by (1) a junior lien on substantially all of the assets of the Company and its subsidiaries, except for SP Sub's capital stock and its assets, and (2) a senior lien on SP Sub's capital stock and its assets. As discussed above, in June 1998, with Apollo's consent, the Company and SP Sub entered into the SP Sub Loan, pursuant to which the Company borrowed $11.5 million from SP Sub to pay down the Term Loan and Reducing Revolving Loan. See the discussion of the use of SP Sub Loan above.

         The Company must apply any Available Cash (as defined in the governing documents) to (1) the payment of interest due on the Company's 13% Unsecured Cash Flow Notes due December 31, 1998 ("Cash Flow Notes") and (2) repayments of principal on its Cash Flow Notes. Due to the establishment of certain reserves, the Company had $0 of Available Cash as of the nine months ended September 30, 1998 and the twelve months ended December 31, 1997, respectively. Accordingly, the Company did not accrue interest on its Cash Flow Notes during the nine months ended September 30, 1998 and the twelve months ended December 31, 1997, respectively. Also, the Company does not anticipate that it will have any Available Cash during the remainder of 1998.

YEAR 2000 COMPLIANCE
--------------------

         Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of computers, personal computers, system servers, telephone equipment and other related computer equipment whose Year 2000 problems could also impact the Company. The Company has identified and completed the upgrading or replacement of all critical hardware and software systems . Remaining noncritical applications and hardware replacements will be performed in the normal course of business throughout 1999. Total remaining expenses are not expected to exceed $20,000 in 1999.

PART II. - OTHER INFORMATION

Item 5.    Other Information
           -----------------

(1)      NASDAQ Listing
         --------------

         On May 19, 1998, the NASDAQ Stock Market, Inc. ("NASDAQ"), informed the Company, in writing, that it was no longer in compliance with the net tangible assets/market capitalization/net income continued listing requirement of the NASDAQ National Market system (the "NNM"), and, unless the Company could demonstrate that it would promptly regain compliance with such listing requirement, the Company's common stock would be de-listed from the NNM. A hearing on this matter was held in front of NASDAQ on August 20, 1998. On October 28, 1998, NASDAQ informed the Company that it would stay the proposed de-listing of the Company's securities until December 10, 1998, pending the successful completion by the Company of certain (1) capital restructuring transactions and (2) other operating transactions to increase its Net Tangible Assets (as defined by NASDAQ) to at least $14 million. While the Company is working diligently to complete these transactions, there can be no assurance that the Company will in fact be able to meet all of NASDAQ's conditions on NASDAQ's timetable. If all of its conditions are timely met, NASDAQ will terminate its de-listing proceeding. If the Company does not meet all of NASDAQ's conditions on NASDAQ's timetable, NASDAQ has informed the Company that its securities will be de-listed.

(2)      Warrant Reset
         -------------

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

         Management has reviewed the Warrant Reset calculation through the date hereof. At this time, based on the information currently available to it and the projections for the remainder of 1998, the likely range of any Warrant Reset is a downward adjustment of $0.50 to $1.50 in the exercise price per Warrant share. This range is subject to fourth quarter events, many of which are outside the control of the Company. Accordingly, there can be no assurance that the actual Warrant Reset will not exceed $1.50 per share.

Item 6.   Exhibits and Reports On Form 8-K
          --------------------------------

(a)  Exhibits required by Item 601 of Regulation S-K

          (10.4) Fourth Amendment to Second Amended and Restated Revolving Loan Agreement , dated as of September 30, 1998, by and among Atlantic Gulf Communities Corporation (as Borrower), the Financial Institutions listed on the signature pages thereto (as Lenders) and Foothill Capital Corporation (as Agent and Collateral Agent).

          (21)     Subsidiaries of the Company.

          (27)     Financial Data Schedule.

(b)  Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ATLANTIC GULF COMMUNITIES CORPORATION




Date: November 12, 1998                     /s/ THOMAS W. JEFFREY
      -----------------                     -------------------------------
                                                Thomas W. Jeffrey
                                                Executive Vice President
                                                and Chief Financial Officer






Date: November 12, 1998                     /s/ PAULA J. COOK
      -----------------                     ----------------------------------
                                                Paula J. Cook
                                                Vice President and Controller
                                                (Principal Accounting Officer)