Form 10-K
period 1998-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1999-04-01
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998


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

    Title of each class                Name of each exchange on which registered
          NONE                                            NONE

           Securities registered pursuant to Section 12(g) of the Act:

    COMMON STOCK, PAR VALUE $.10 PER SHARE (OVER THE COUNTER BULLETIN BOARD)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

           The exhibit index for this Form 10-K is located at page 41.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 26, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $21.5 million.

         As of March 26, 1999, there were 12,299,418 shares of the registrant's Common Stock outstanding, including 3,000 outstanding shares held in a disputed claims reserve.

                      Documents incorporated by reference:

         Portions  of  the  following   documents  are  incorporated  herein  by
reference:

         Part III - The registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, or an Amended Annual Report on Form 10-K/A, to be filed not later than 120 days after the end of the Registrant's fiscal year.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I, ITEM 1. "THE BUSINESS," PART I,
ITEM 3. "LEGAL PROCEEDINGS" AND PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN PRIMARY MARKETS IN FLORIDA AND OTHER AREAS IN THE SOUTHEASTERN UNITED STATES AND LUXURY/RESORT MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY FLORIDA AND OTHER MARKETS IN THE SOUTHEASTERN UNITED STATES; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE.

UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE, ALL REFERENCES HEREIN TO (1) "ATLANTIC GULF" REFER SOLELY TO ATLANTIC GULF COMMUNITIES CORPORATION AND (2) THE "COMPANY" INCLUDE ATLANTIC GULF AND ITS DIRECT AND INDIRECT WHOLLY OWNED SUBSIDIARIES.

PART I

ITEM  1. BUSINESS

GENERAL

         The Company is a Florida-based, planned community development and asset management company. The Company's CORE BUSINESS consists of:

         - PRIMARY MARKET OPERATIONS, consisting of the acquisition, development and sale of real estate projects ("PRIMARY PROJECTS") containing residential homesite components such as single-family lots, multi-family lots/units and residential tract sales ("HOMESITES") and/or non-residential components such as commercial, industrial, office and institutional ("COMMERCIAL DEVELOPMENT ") in primary markets in Florida and other selected primary markets in the southeastern United States ("PRIMARY MARKETS").

         - LUXURY/RESORT OPERATIONS, consisting of the acquisition, development and sale of real estate projects ("LUXURY/RESORT PROJECTS") in which the Company engages in one or more of the following activities: Homesite development, construction of VERTICAL RESIDENTIAL UNITS (i.e., single family housing, condominiums and timeshare units), and construction and
                  operation   of  equity   golf   clubs   and  other   amenities
                  ("AMENITIES"). The Company's existing Luxury/Resort Projects are located in selected markets in Florida and Colorado ("LUXURY/RESORT MARKETS").

                  The Company's (1) Primary Markets and Luxury/Resort Markets are referred to as its "CORE MARKETS" and (2) Primary Projects and Luxury/Resort Projects are referred to as its "CORE PROJECTS."

         -        OTHER OPERATIONS, consisting principally of:

                  -- ENVIRONMENTAL SERVICES, consisting of the provision of environmental services to third parties on a contract basis; and

                  -- RECEIVABLES PORTFOLIO MANAGEMENT, consisting of portfolio management of MORTGAGE RECEIVABLES (as defined below) and CONTRACT RECEIVABLES (as defined below) resulting principally from the sale or other disposition of PREDECESSOR ASSETS (as defined below).

         As of December 31, 1998, the Company owned outright, or had ownership interests in, 12 Core Projects, consisting of eight Primary Projects and four Luxury/Resort Projects. The Company also has an active business development pipeline including, as of December 31, 1998, four additional planned Primary Projects under control which, once acquired, entitled and approved, will yield significant additional inventory for development and sale. The 12 existing Core Projects and four planned Primary Projects are referred to as the Company's "CORE DEVELOPMENT PORTFOLIO."

         The Company also is engaged in the orderly disposition of scattered PREDECESSOR HOMESITES (as defined below) and PREDECESSOR TRACTS (as defined below) located in secondary markets in Florida and Tennessee (collectively, "PREDECESSOR ASSETS"). As discussed below, the continuing disposition of Predecessor Assets is a run-off business and not part of the Company's Core Business.

         General Development Corporation, Atlantic Gulf's predecessor (the "PREDECESSOR COMPANY"), was formed in 1954 as a Florida-based community development and land sales company. From 1955 through 1990, the Predecessor Company acquired and developed nine large-scale communities in Florida and one in Tennessee, comprising nearly 290,000 acres. During that period, the
Predecessor Company developed 357,000 homesites, deeded 283,000 developed homesites to customers, and constructed and sold approximately 35,000 homes. The Predecessor Company filed for reorganization under the federal bankruptcy laws in 1990. In March 1992, when the Company emerged from bankruptcy, (1) its assets consisted primarily of 92,000 acres of undeveloped tract land ("PREDECESSOR TRACTS"), 27,000 scattered homesites ("PREDECESSOR HOMESITES") and certain water and sewer utility companies ("PREDECESSOR UTILITIES") and (2) its liabilities included $302 million of secured and unsecured corporate debt not associated with development operations (the "REORGANIZATION DEBT"), all maturing on or before December 31, 1998. For additional information concerning the bankruptcy proceedings, see Atlantic Gulf's 1992 Annual Report on Form 10-K ("1992 10-K").

         The Company's strategic plan, which it formulated in 1992 and 1993 and has been refining and implementing since then (its "STRATEGIC PLAN"), consists of three components:

         -        liquidating its Predecessor Assets in an orderly fashion,

         - using the proceeds therefrom to service and retire its Reorganization Debt, and

         -        at the same time, building its Core Business.

         It was clear from the outset that acquiring new Core Projects would be difficult because of the severe capital limitations imposed on the Company as a result of the short term demands of its Reorganization Debt. Nevertheless, management believed that the Company could successfully leverage off of certain core competencies of its Predecessor Company, principally its expertise in planning and permitting large residential communities in an increasingly difficult regulatory environment. Management believes that implementation of the Company's Strategic Plan provides the most appropriate utilization of the Company's financial resources with respect to its Core Business and, at the same time, the most prudent management of the orderly disposition of its remaining Predecessor Assets.

         Since 1992, the Company has:

         - disposed of $256 million of Predecessor Tracts and Predecessor Homesites and all of its Predecessor Utilities and

         -        retired all $302 million of its Reorganization Debt.

         Between 1994 and 1998, the Company:

         - reduced current overhead expenses and related interest expense by more than 50%,

         - acquired, directly or through joint ventures, 19 new Core Projects, successfully entering 10 new Core Markets in five states,

         - increased the percentage of real estate related revenues attributable to Core Business operations from ten percent (10%) to sixty-six percent (66%) and

         - expanded its core competencies beyond Primary Market Homesite development to include Primary Market Commercial Development and Luxury/Resort Market development and operations.

         In 1998, the Company began to realize financial returns on several of its recently acquired Core Projects. That trend should continue in 1999 as additional new Core Projects come on line. The Company believes that it will fully implement its Strategic Plan in 1999, assuming availability of appropriate capital resources during 1999, which cannot be assured.

OPERATING AND FINANCIAL STRATEGIES

          GENERAL. The Company intends to continue its focus on Primary Market Operations. Primary Projects are principally wholesale operations in which the Company supplies developed or developable, permitted Homesites to third party homebuilders. To the extent that the homebuilding market continues to be robust and quality homesites in master-planned, Primary Market subdivisions remain in short supply, the Company believes that its Primary Market strategy is sound.

         The Company intends to increase its focus on Luxury/Resort Operations. In this segment, the Company develops waterfront or highly amenitized communities for high-end retirement or pre-retirement homebuyers. The Company's Luxury/Resort Market strategy is more retail focused -- selling Homesites and Vertical Residential Units directly to the individual consumer and operating resort-type Amenities. Management believes that the country's demographic trends and recent real estate activity in the current Luxury/Resort Markets strongly support the Company's Luxury/Resort Operations strategy.

         The Company's overall operating strategy is to (1) develop its 12 existing Core Projects and (2) complete the acquisitions of, and then develop, the other four planned Primary Projects that it currently has under control.

         The Company's financial strategy is to grow its recurring EBITDA (earnings before interest, taxes, depreciation and amortization) by the end of fiscal year 2000 to a level sufficient to support a long-term bond issue to retire any remaining corporate debt and to redeem any outstanding Preferred Stock. See PART II, ITEM 5. MARKET FOR ATLANTIC GULF'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS below for a description of Atlantic Gulf's Series A Preferred Stock and Series B Preferred Stock (the "PREFERRED STOCK"). The three-year, no call period on the majority of the Preferred Stock expires in the second half of fiscal year 2000. The Company's goal is to be able to redeem its Preferred Stock, or alternatively, to force a conversion of the Preferred Stock into Common Stock in late fiscal year 2000. See PART II, ITEM 5. MARKET FOR ATLANTIC GULF'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS below for a description of Atlantic Gulf's Common Stock. The Company believes that it's Core Development Portfolio should, subject to fluctuations in the national and local economies and in the timing of any individual project, be generating sufficient EBITDA by the end of fiscal 2000 to execute this financial strategy.

         DEVELOPMENT OPPORTUNITIES IN CORE DEVELOPMENT PORTFOLIO. The Company's Core Development Portfolio, once fully entitled and approved, should yield (1) an estimated 410 acres of new Commercial Development (approximately 180 acres of which is already entitled and approved), (2) an estimated 17,923 Homesites and
(3) an estimated 1,332 Vertical Residential Units. The chart below summarizes the estimated development potential of the Company's Core Development Portfolio.

          POTENTIAL DEVELOPMENT SUPPLY FROM CORE DEVELOPMENT PORTFOLIO


                                  Homesites            Vertical Residential Units
                           -----------------------  ---------------------------------
                             Single       Multi-      Single     Multi-    Timeshare   Commercial
                           Family (1)   Family (1)  Family(1)  Family (1)  Cabins (2)  Development (3)
                           -----------------------  --------------------------------- ---------------
Primary  Projects(4).......   12,984        4,163          -            -          -             398

Luxury/Resort Projects(4)..      776            -         81        1,176         75              12
                           -----------------------  --------------------------------- ---------------
Total......................   13,760        4,163         81        1,176         75             410
                           =======================  ================================= ===============
Entitled and Approved(5)...    6,366        1,297         81        1,176          -             180

Entitlements/
Approvals in Process.......    7,394        2,866          -           50         75             230


(1)      Number of units.

(2)      Currently planned as 300 quarter shares.

(3)      Number of acres.

(4) Some of these potential units are not yet owned by the Company or a joint venture ("JV") in which the Company is a joint venturer but are pending acquisitions or subject to options or other similar arrangements. SEE PART I, ITEM 1. BUSINESS OPERATING AND FINANCIAL STRATEGIES -- ADDITIONS TO CORE DEVELOPMENT PORTFOLIO IN 1998.

(5) "Entitled" means having the necessary discretionary local, state, and federal government approvals and permits to proceed with development.

         ADDITIONS TO CORE DEVELOPMENT PORTFOLIO IN 1998. The Company believes that its diverse development capabilities, including its planning and permitting expertise, provide it with a competitive advantage in identifying and acquiring additional development opportunities. In 1998, the Company invested approximately $27.3 million in the acquisition of new Core Projects, and also identified several new development opportunities which are now under the Company's control, directly or through joint ventures. Following is a summary of the significant Core Projects acquired or put under the Company's control in 1998:

         -        ASPEN  SPRINGS  RANCH,  acquired by the  Company in  September
                  1998, is a 5,906-acre Luxury/Resort Project located in the Roaring Fork Valley of Colorado, five miles south of Glenwood Springs, approximately 30 miles down valley from Aspen, 34 miles west of the Eagle/Vail Airport and 40 minutes by car to nine major ski resorts. Aspen Springs Ranch is currently planned for 497 Homesites, ranging in size from two acres to more than 35 acres, and 75 2,500 square foot cabins that the Company intends to market as quarter share units. The Company also intends to construct and operate up to two 18-hole equity golf courses and an equestrian facility at Aspen Springs Ranch. This project is currently in the local entitlement process and the Company hopes to have entitlements complete and to begin Homesite sales in 1999.

         - DAVE'S CREEK, entitled and acquired by the Company in April 1998, was a 1,372-acre Primary Market Project located north of Atlanta in Forsythe County, Georgia. Although Dave's Creek was the Company's first project in the Atlanta market, by virtue of the Company's planning and permitting expertise the project was entitled for 1,087 Homesites, 361 multi-family units, 1.37 million square feet of commercial usage, and 1.88 million square feet of office/industrial usage -- valuable density for that submarket. Before it committed any money for infrastructure improvements, the Company sold the Dave's Creek Project to another national developer already operating in the Atlanta market and recorded a $4.1 million profit in 1998.

         - ORLANDO NAVAL TRAINING CENTER is a 1,093-acre former military base located just north of downtown in the City of Orlando, Florida, adjacent to the City of Winter Park. Due to the site's urban infill location, the announcement that the Navy and the City of Orlando would make the property available to private interests for redevelopment attracted keen interest from Florida's finest community development companies. Following an intense six-month competition, the Company and its joint venture partners were selected by the local government to redevelop the property. The joint venture's redevelopment plan calls for over 3,040 residential units, 350,000 square feet of retail and commercial space, 1.5 million square feet of office space, and extensive public parks. The joint venture plans to close on the acquisition of the property in the second quarter of 1999.

         - GRAND OAKS is a proposed 503-acre community located within the City of Royal Palm Beach in Palm Beach County, Florida. The community is planned for a total of 1,222 residential units, consisting of 733 single-family Homesites and 489 attached townhouse and villa Homesites. The Grand Oaks master plan also anticipates an 18-hole semi-private golf course, six tennis courts and a community clubhouse with a pool. The Company controls Grand Oaks through a purchase contract on which the Company intends to close in the second quarter of 1999.

         - HARBOR BAY is a proposed water-oriented community comprised of 754 acres located on Tampa Bay, south of Tampa, Florida, in Hillsborough County. The Company controls Harbor Bay by virtue of a purchase contract on which the Company intends to close, subject to obtaining certain entitlements, in late 1999. Harbor Bay is part of a larger Development of Regional Impact ("DRI") that commenced in the 1960's. Prior owners have completed certain land development work, including the creation of a canal system with access to Tampa Bay. The Company's proposed land plan for Harbor Bay anticipates 1,726 Homesites (including approximately 600 canal or lake front lots with direct or indirect access to Tampa Bay) and 44 acres of Commercial Development.

         - RAYLAND consists of two noncontiguous parcels, totalling approximately 3,300 acres, located south of Jacksonville, Florida, in northern St. John's County, which the Company controls by virtue of two separate purchase contracts. The Company intends to acquire these parcels in late 1999, subject to completing certain entitlement work, including two separate pending DRI's. The eastern parcel, known as Eastbourne, is approximately 2,000 gross acres proposed for 2,200 total Homesites, 57 acres of Commercial Development and an 18-hole golf course. The western parcel, Westbourne, is approximately 1,300 gross acres proposed for 1,700 Homesites and at least nine additional holes of golf. Westbourne is directly adjacent to the 4,200-acre Julington Creek Plantation project, which the Company developed from 1992 through 1996, when the remaining land was sold to a third party developer.

         OTHER SIGNIFICANT BUSINESS DEVELOPMENTS IN 1998.

         - In March 1998, Atlantic Gulf sold 173,525 shares of Series A Preferred Stock and warrants to purchase an additional 347,050 shares of Common Stock to Apollo for an aggregate purchase price of $1,735,248 (thereby completing the sale to Apollo, which began in 1997, of a total of 2.5 million shares of Series A Preferred Stock and warrants to purchase an up to 5 million shares of Common Stock).

         - Atlantic Gulf reduced the outstanding principal balance under its Working Capital Facility from $20 million at the beginning of the year to $18.1 million as of December 31, 1998.

         - On or about June 30, 1998, Atlantic Gulf repaid the entire outstanding balances under its (1) Term Loan Facility ($13.333 million outstanding at December 31, 1997) and (2) Reducing Revolving Loan Facility ($7.653 million outstanding at December 31, 1997).

                  - On February 1, 1999 (dated as of December 31, 1998), Atlantic Gulf closed on its $39.5 million NEW REVOLVING LOAN FACILITY.

                  - On February 1, 1999 (dated as of December 31, 1998), Atlantic Gulf closed on its $26.5 million NEW TERM LOAN FACILITY.

                  - On February 1, 1999 (dated as of December 31, 1998), AGC-SP, Inc., terminated Atlantic Gulf's obligation to repay the $11 million SP SUB LOAN.

         - On December 31, 1998, Atlantic Gulf recovered from the Trustee for its Unsecured 12% Notes due December 31, 1996 (the "12% NOTES"), approximately $7.9 million of unclaimed funds.

         - On February 2, 1999, Atlantic Gulf repaid the entire outstanding balance ($13.7 million) under its Working Capital Facility and the entire outstanding balance ($39.5 million) under its Unsecured 13% Cash Flow Notes due December 31, 1998 (the "13% NOTES") with funds drawn under its New Revolving Loan Facility and New Term Loan Facility and other available cash.

         See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES below for a detailed description of Atlantic Gulf's New Revolving Loan Facility and New Term Loan Facility.

CORE BUSINESS

         GENERAL. The Company's Core Business consists of three principal business lines:

         -        Development of Primary Projects;

         -        Development of Luxury/Resort Projects; and

         - Other Operations, principally including Environmental Services and Receivables Portfolio Management.

         PRIMARY PROJECTS. During 1998, the Company was engaged in the acquisition, development and sale of Primary Projects in Florida, North Carolina, Georgia and Texas. The Company defines a Primary Market as a geographic market in which more than 5,000 single family home construction permits are issued annually. There is substantial focus in a Primary Market on factors such as industrial or employment growth in the area, the current and projected supply of finished homesites, the quality of schools, transportation infrastructure, etc.

         The Company's activities in connection with the development of Primary Markets consist of four principal functions:

         -        BUSINESS  DEVELOPMENT,   consisting  of  (1)  identifying  new
                  Primary Markets for the Company's consideration, (2) evaluating specific real estate opportunities within these markets (i.e., producing and reviewing financial and market feasibility studies of potential projects and conducting due diligence with respect to planning, zoning and permitting requirements) to determine which potential projects meet the Company's investment criteria; and (3) formulating acquisition and financing strategies for generating superior returns from the best projects within these Primary Markets.

         - PLANNING, consisting of (1) master land use planning, (2) zoning and land use entitlements, (3) environmental permitting, (4) mitigation design and (5) obtaining all other regulatory approvals necessary to develop a specified property. Once the Company's planning department has finished its entitlement work with respect to a particular parcel of property, it has frequently added enough value to the property that the property can be sold at a profit without further infrastructure improvements.

         - COMMUNITY DEVELOPMENT, consisting of construction of roads, utilities, amenities and other infrastructure. In large master-planned subdivisions, the Company usually conducts construction activities in phases, so that it does not have an oversupply of developed inventory awaiting sale to third party builders.

         - MARKETING AND SALES, consisting principally of selling Homesites in bulk to homebuilders and permitted and improved Commercial Development projects to commercial users or other investor/developers. While the Company frequently retains some master marketing responsibility in Primary Projects, the
                  Company's Primary Project sales efforts are typically wholesale in nature.

                  WHOLLY-OWNED PRIMARY PROJECTS. The following table shows (in units/acres and by net book value) the Company's wholly-owned Primary Projects:

                                        UNITS/ACRES                          NET BOOK VALUE (3)
                         ------------------------------------      -------------------------------
                                    AS OF DECEMBER 31,                     AS OF DECEMBER 31,
                         ------------------------------------      -------------------------------
                           1998          1997          1996          1998        1997       1996
                           ----          ----          ----          ----        ----       ----
                                                                           (in thousands)
Homesites ..............    3,213(1)      3,756(1)      2,237(1)   $ 27,001    $ 30,224   $ 20,407
Commercial Development..       26(2)         26(2)         16(2)        270         623        484
                                                                   --------    --------   --------
      Total ............                                           $ 27,271    $ 30,847   $ 20,891
                                                                   ========    ========   ========

(1)      Number of remaining planned units.

(2)      Number of remaining planned acres.

(3) Net book value means total remaining capitalized costs less project debt as of the date indicated.

                  JOINT VENTURE PRIMARY PROJECTS. The following table shows (by investment account balance and the Company's share of income (loss)) the Primary Projects in which the Company holds its equity interest through joint ventures:

                          INVESTMENT ACCOUNT BALANCE (1)  COMPANY'S SHARE OF INCOME (LOSS)
                         ---------------------------      --------------------------------
                               AS OF DECEMBER 31,                AS OF DECEMBER 31,
                         ---------------------------      --------------------------------
                           1998      1997      1996            1998      1997        1996
                           ----      ----      ----            ----      ----        ----
                                 (in thousands)                   (in thousands)
Homesites .............  $ 9,998   $12,131   $ 9,161         $   802   $  (235)    $   (75)
Commercial Development..     367       291       307             240        --          --
                         -------   -------   -------         -------   -------     -------
      Total ............ $10,365   $12,422   $ 9,468         $ 1,042   $  (235)(2) $   (75)
                         =======   =======   =======         =======   =======     =======

(1) Includes all unamortized costs capitalized to the joint venture interests, as required by GAAP, including corporate interest.

(2)      This amount is reduced by capitalized interest of $746,000.

                  PRIMARY PROJECT COMPONENTS, BY PROJECT. The following tables summarize the scope and principal components of the Company's Primary Projects, by Project:

                                                             Scope of Project(10)
                                                       ------------------------------
                                            Ownership/    Total              Total
                                              Profit      Gross     Total    Gross
                                             Interest  Residential  Lots/  Commercial
                                             12/31/98     Acres     Units    Acres
                                            -----------------------------------------
Owned Properties
----------------
Lakeside Estates (1) ..................       100%        748      1,379       -
Saxon Woods (2) .......................       100%        127        408       -
West Meadows (3) ......................       100%      1,133      1,316      76
The Trails of West Frisco (4) .........       100%        740      1,641       -
                                                       ------------------------------
Subtotal Owned Properties .............                 2,748      4,744      76
                                                       ------------------------------

Joint Venture Properties
------------------------
Sunset Lakes (5) ......................        65%      1,970      1,767      15
Falcon Trace (6) ......................        65%        390        871       -
Cary Glen (7) .........................        40%        470      1,134       -
Country Lakes (8) .....................        20%      1,363      4,089     388
                                                       ------------------------------
Subtotal Joint Venture Properties .....                 4,193      7,861     403
                                                       ------------------------------

Controlled Properties (9)
-------------------------
Grand Oaks ............................       100%        503      1,222       -
Rayland ...............................       100%      3,243      3,900      57
Orlando Naval Training Center .........        17%        964      3,040     129
Harbor Bay ............................       100%        710      1,726      44
                                                       ------------------------------
Subtotal Controlled Properties ........                 5,420      9,888     230
                                                       ------------------------------
Total All Properties ..................                12,361     22,493     709
                                                       ==============================


(1) This Project is located in the Orlando, Florida Primary Market area. The Company acquired the Project in 1994 and 1995 for approximately $10.2 million.

(2) This Project is located in the Orlando, Florida Primary Market area. The Company acquired the Project in August 1997 for approximately $2.9 million.

(3) This Project is located in the Tampa, Florida Primary Market area. The Company acquired the Project in February 1995 for approximately $5 million.

(4) This Project is located in Frisco, Texas, just north of Dallas. The Company acquired the Project in July 1997, for approximately $7.5 million.

(5) This Project is located in Miramar, Florida, in southwest Broward County. In addition to the Company's profit participation, the Company is also entitled to receive a development fee equal to 4% of hard costs. The joint venture was formed in 1995.

(6) This Project is located in the Orlando, Florida Primary Market area. The Project was acquired in 1996 for approximately $5.3 million.

(7) This Project is located in North Carolina, near Raleigh-Durham. The Project was acquired in 1996 for approximately $8.0 million. See PART I, ITEM 3. LEGAL PROCEEDINGS - OTHER LITIGATION AND PENDING DISPUTES -- CARY GLEN PROJECT.

(8) This Project is located in Miramar, Florida. In addition to its partnership interest, the Company is entitled to receive a management fee equal to 3.5% of gross proceeds. The Project was acquired in 1995 for $39.5 million. In March 1999, the Company sold its partnership interest in the Country Lakes JV and received a prepayment of its management fee in exchange for which it will continue to manage the Project.

(9) Represents properties which the Company does not currently own but which it has entered into contractual relationships to acquire, such as letters of intent, purchase agreements with customary conditions precedent, option agreements, joint venture arrangements and other similar arrangements. There can be no assurance the Company will actually acquire these properties. For information concerning these Projects, see PART I, ITEM 1. BUSINESS - OPERATING AND FINANCIAL STRATEGIES -- ADDITIONS TO CORE DEVELOPMENT PORTFOLIO IN 1998.

(10)     As currently planned.

                                      ==============================================================
                                                    LOTS/UNITS/ACRES AT DECEMBER 31, 1998 (1)
                                      --------------------------------------------------------------
                                          Single Family          Multi-family         Commercial
                                      --------------------------------------------------------------
                                         Total      Total      Total      Total     Total     Total
                                         Lots     Entitled     Units    Entitled    Acres   Entitled
                                      --------------------------------------------------------------
Owned Properties
----------------
Lakeside Estates ..................       528        528          -          -         -          -
Saxon Woods .......................       383        383          -          -         -          -
West Meadows ......................       759        759          -          -        26         26
The Trails of West Frisco .........     1,543      1,543          -          -         -          -
                                      --------------------------------------------------------------
Subtotal Owned Properties .........     3,213      3,213          -          -        26         26
                                      --------------------------------------------------------------

Joint Venture Properties
------------------------
Sunset Lakes ......................     1,242      1,242          -          -         -          -
Falcon Trace ......................       640        640          -          -         -          -
Cary Glen .........................       867        867        257        257         -          -
Country Lakes .....................         -          -      1,040      1,040       142        142
                                      --------------------------------------------------------------
Subtotal Joint Venture Properties .     2,749      2,749      1,297      1,297       142        142
                                      --------------------------------------------------------------

Controlled Properties
---------------------
Grand Oaks ........................     1,222          -          -          -         -          -
Rayland ...........................     3,550          -        350          -        57          -
Orlando Naval Training Center .....       911          -      2,129          -       129          -
Harbor Bay ........................     1,339          -        387          -        44          -
                                      --------------------------------------------------------------
Subtotal Controlled Properties ....     7,022          -      2,866          -       230          -
                                      --------------------------------------------------------------
Total All Properties ..............    12,984      5,962      4,163      1,297       398        168
                                      ==============================================================

(1) Varying from project to project, unsold units are developed, under development or to be developed in the future.

                  PRIMARY PROJECT SALES ACTIVITIES, BY PROJECT. The following tables summarize the sales activities during 1998 and 1997 at the Company's Primary Projects, by Project:


                                    -------------------------------------------------------------------------------------------
                                                                             HOMESITES
                                    --------------------------------------------   --------------------------------------------
                                                    1997 Activity                                     1998 Activity
                                    --------------------------------------------   --------------------------------------------
                                       Total                            Total                Revisions                  Total
                                     Lots/units          Unit   Lot   Lots/units                 &      Unit    Lot  Lots/units
                                       1/1/97    Acq.   Sales  Sales   12/31/97      Acq.  Transfers(1) Sales  Sales  12/31/98
                                    --------------------------------------------   --------------------------------------------
Owned Properties
----------------
Lakeside Estates ..................       938      -       -   (267)        671         -        (2)       -    (141)     528
Saxon Woods .......................         -    408       -      -         408         -         -        -     (25)     383
West Meadows ......................     1,178      -       -   (142)      1,036         -        74        -    (351)     759
The Trails of West Frisco .........         -  1,641       -      -       1,641         -         -        -     (98)   1,543
Windsor Palms .....................       102      -       -   (102)          -         -         -        -       -        -
Sanctuary .........................        19      -       -    (19)          -         -         -        -       -        -
                                    --------------------------------------------   --------------------------------------------
Subtotal Owned Properties .........     2,237  2,049       -   (530)      3,756         -        72        -    (615)   3,213
                                    --------------------------------------------   --------------------------------------------

Joint Venture Properties
------------------------
Sunset Lakes ......................     1,767      -       -      -       1,767         -      (255)    (270)      -    1,242
Falcon Trace ......................       871      -       -    (22)        849         -         -        -    (209)     640
Cary Glen .........................     1,134      -       -      -       1,134         -         -        -     (10)   1,124
Country Lakes .....................     1,856      -   (740)      -       1,116         -     1,858   (1,934)      -    1,040
                                    --------------------------------------------   --------------------------------------------
Subtotal Joint Venture Properties .     5,628      -   (740)    (22)      4,866         -     1,603   (2,204)   (219)   4,046
                                    --------------------------------------------   --------------------------------------------
Total All Properties ..............     7,865  2,049   (740)   (552)      8,622               1,675   (2,204)   (834)   7,259
                                    ============================================   ============================================


(1) Includes revisions to estimates of potential development or building size, or transfers of property between Homesites and other categories of property.

                                          ------------------------------------------------------------------------------------
                                                                        COMMERCIAL DEVELOPMENT
                                          ----------------------------------------  ------------------------------------------
                                                       1997 ACTIVITY                              1998 ACTIVITY
                                          ----------------------------------------  ------------------------------------------
                                             TOTAL                      TOTAL               REVISIONS &              TOTAL
                                             ACRES                      ACRES                TRANSFERS               ACRES
                                            1/1/97    ACQ.   SALES     12/31/97       ACQ.                SALES    12/31/98
                                          ----------------------------------------  ------------------------------------------
OWNED PROPERTIES
West Meadows                                       16    26      (16)          26          -          -         -          26
Dave's Creek                                        -     -        -            -      1,372          -    (1,372)          -
                                          ----------------------------------------  ------------------------------------------
SUBTOTAL OWNED PROPERTIES                          16    26      (16)          26      1,372          -    (1,372)         26
                                          ----------------------------------------  ------------------------------------------

JOINT VENTURE PROPERTIES
Sunset Lakes                                       10     -        -           10          -          5       (15)          -
Country Lakes                                     268     -        -          268          -       (126)        -         142
                                          ----------------------------------------  ------------------------------------------
SUBTOTAL JOINT VENTURE PROPERTIES                 278     -        -          278          -       (121)      (15)        142
                                          ----------------------------------------  ------------------------------------------
TOTAL ALL PROPERTIES                              294    26      (16)         304      1,372       (121)   (1,387)        168
                                          ========================================  ==========================================

         LUXURY/RESORT PROJECTS. The Company also is engaged in the acquisition, development and sale of master planned Luxury/Resort Projects in Luxury/Resort Markets in Florida and Colorado. A Luxury/Resort Market is typically not a Primary Market in terms of the volume of new single family home construction permits, but relative demand is usually strong and the average retail price of new construction is usually much higher. Also, there is much less focus in a Luxury/Resort Market on industrial or employment growth in the area or the quality of schools, and more focus on natural and/or man-made Amenities. Bearing these differences in mind, the early functions of the Company's activities in connection with the Development of Luxury/Resort Markets (i.e., business development, planning and community development) are similar to those discussed above in connection with the Development of Primary Markets. The operating differences in a Luxury/Resort Market are as follows:

         - RESIDENTIAL CONSTRUCTION, which currently consists principally of construction of Vertical Residential Units. Depending on the Luxury/Resort Project and the product, the Company participates either directly as the owner-developer or as a joint venture partner in the owner-developer. In either case, the actual construction work is performed by a third party general contractor. In 1999, the Company plans to be involved in the presale and construction of two condominium towers and a patio home subdivision in two Luxury/Resort Projects: West Bay Club, on the Estero Bay between Naples and Ft. Myers, Florida; and Jupiter Ocean Grande, facing the Atlantic Ocean in Jupiter, Florida. By 2000, the Company hopes to be pre-selling and building quarter share cabins in a third Luxury/Resort Project, Aspen Springs Ranch, in Colorado.

         - MARKETING AND SALES, consisting of the sale of Homesites and Vertical Residential Units directly to the individual customer through a central sales facility. Where the Company acts as the selling broker for a third party builder, the Company receives a standard sales commission. Centralized sales allow the Company to more closely control the quality and consistency of the Luxury/Resort Project marketing, as well as to capture a greater percentage of the revenue (through lot premiums and sales commissions) in lower volume markets.

         - AMENITIES, consisting of the construction and operation of luxury amenities, such as equity golf clubs, dining facilities and related amenities. The Company believes that the equity club memberships in its existing Luxury/Resort Projects can be sold at prices allowing the Company to operate the Amenities at a significant profit until such time as the operations can be turned over to the Amenities members.

                  WHOLLY-OWNED LUXURY/RESORT PROJECTS. The following table shows (in units/acres and by net book value) the Company's wholly-owned Luxury/Resort
Projects:

                                       UNITS/ACRES                   NET BOOK VALUE(5)
                             -------------------------------   ---------------------------
                                     AS OF DECEMBER 31,             AS OF DECEMBER 31,
                             -------------------------------   ---------------------------
                               1998        1997       1996      1998       1997      1996
                               ----        ----       ----      ----       ----      ----
                                                                     (in thousands)
Vertical Residential Units(4). 1,954(1)       578(1)  403(3)   $65,064   $41,121   $16,451
Commercial Development .......    12(2)        12(2)               205       205       205
                                                               -------   -------   -------
       Total .................                                 $65,269   $41,326   $16,656
                                                               =======   =======   =======

(1)      Number of remaining planned units.

(2)      Number of remaining planned acres.

(3) Includes 326 acres of assembled land for the West Bay Club Project and 77 units remaining at the Regency Island Dunes Project.

(4)      Includes both Homesites and Vertical Residential Units.

(5) Net book value means total remaining capitalized costs less project debt as of the date indicated.

(6) Due to the Percentage of Completion Accounting Method used to record the sales activity for the Regency Island Dunes Project, the revenue recognized, which decreased the inventory balance, did not match the timing of the cash received, which reduces project debt. The resulting negative net book value of $4.4 million is included in this amount.

                  JOINT VENTURE LUXURY/RESORT PROJECTS. The following table shows (by investment account balance and the Company's share of income (loss)) from the Company's Luxury Resort Projects in which it holds its equity interest through joint ventures:

                                        INVESTMENT
                                    ACCOUNT BALANCES(1)    COMPANY'S SHARE OF NET LOSS
                                 -----------------------   ---------------------------
                                    AS OF DECEMBER 31,          AS OF DECEMBER 31,
                                 -----------------------   ---------------------------
                                 1998     1997     1996     1998      1997      1996
                                 ----     ----     ----     ----      ----      ----
                                                                 (in thousands)
Vertical Residential Units..... $1,489   $2,118   $2,876   $ (629)   $ (758)   $ (437)
                                ======   ======   ======   ======    ======    ======

(1) Includes all unamortized costs capitalized to this joint venture interest, as required by GAAP, including corporate interest.

                  LUXURY/RESORT PROJECT COMPONENTS, BY PROJECT. The following tables summarize the scope and the principal components of the Company's Luxury/Resort Projects, by Project:

                                                      Scope of Project(5)
                                              --------------------------------
                                Ownership/       Total                 Total
                                  Profit         Gross       Total     Gross
                                 Interest     Residential    Lots/  Commercial
                                 12/31/98        Acres       Units     Acres
                                ----------------------------------------------
Owned Properties
----------------
West Bay Club(1) ..........         100%           867       1,082        12
Aspen Springs Ranch(2) ....         100%         5,906         497        -0-
Riverwalk Tower(3) ........         100%             2         375         1
                                              --------------------------------
Subtotal Owned Properties..                      6,775       1,954        13
                                              --------------------------------

Joint Venture Properties
------------------------
Jupiter Ocean Grande(4) ...          50%             6         154         -
                                              --------------------------------
Total All Properties ......                      6,781       2,108        13
                                ==============================================


(1)      This  Project is  located in the  Naples/Fort  Myers,  Florida  Primary
         Market  area.  The  Company   acquired  the  Project  in  a  series  of
         transactions from 1995 through 1997 for approximately $19.3 million.

(2) For information concerning this Project, see PART I, ITEM 1. BUSINESS - OPERATING AND FINANCIAL STRATEGIES -- ADDITIONS TO CORE DEVELOPMENT PORTFOLIO IN 1998.

(3) This Project is located in Fort Lauderdale, Florida. The Company acquired the Project in June 1997, for approximately $5.6 million. In 1998, the Company sold one commercial acre for $7.0 million.

(4) This Project is located in Jupiter, Florida. The Project was acquired in phases in 1995 and 1996 for $4.2 million.

(5)      As currently planned.

                                                     LOTS/UNITS/ACRES AT DECEMBER 31, 1998 (1)
                              -------------------------------------------------------------------------------
                                 HOMESITES              VERTICAL RESIDENTIAL UNITS             COMMERCIAL
                                              ----------------------------------------------   --------------
                               SINGLE FAMILY   SINGLE FAMILY  MULTI-FAMILY  TIMESHARE CABINS   DEVELOPMENT
                              -------------------------------------------------------------------------------
                              TOTAL  TOTAL    TOTAL  TOTAL   TOTAL   TOTAL    TOTAL   TOTAL    TOTAL  TOTAL
                              LOTS  ENTITLED  UNITS ENTITLED UNITS  ENTITLED  UNITS  ENTITLED  ACRES ENTITLED
                              -------------------------------------------------------------------------------
Owned Properties
----------------
West Bay Club .............   404     404      81      81     597     597       -        -      12      12
Aspen Springs Ranch .......   372       -       -       -      50       -      75        -       -       -
Riverwalk Tower ...........     -       -       -       -     375     375       -        -       -       -
                              -------------------------------------------------------------------------------
SUBTOTAL OWNED PROPERTIES .   776     404      81      81   1,022     972      75        -      12      12
                              -------------------------------------------------------------------------------

Joint Venture Properties
------------------------
Jupiter Ocean Grande ......     -       -       -       -     154     154       -        -       -       -
                              -------------------------------------------------------------------------------
TOTAL ALL PROPERTIES ......   776     404      81      81   1,176   1,126      75        -      12      12
                              ===============================================================================

(1) Varying from project to project, unsold units are developed, under development, or to be developed in the future.

                  LUXURY/RESORT PROJECT SALES ACTIVITIES, BY PROJECT. In 1996, the Company closed 67 units in the Regency Island Dunes Project. In 1997, the Company closed the remaining 77 units in the first and second buildings. The only sales activity recorded in this business line in 1998 was the sale of one acre of commercial property in the Riverwalk Tower project for $7.0 million. In West Bay Club, the Company substantially completed infrastructure development in 1998 and began sales in the first quarter of 1999. Aspen Springs Ranch was only acquired by the Company in September 1998 and the Company is still in the entitlement process. With respect to Jupiter Ocean Grande, the Company completed certain local approval amendments in 1998 and is actively preselling the first condominium building in the 1998-1999 selling season. The Company expects to record contracts on the first building beginning in the second quarter of 1999.

         OTHER OPERATIONS

                  ENVIRONMENTAL SERVICES. EQ Lab, a wholly owned subsidiary of the Company, is a full service ecological consulting firm and laboratory. It performs water and soil testing and environmental assessments for the Company and third parties, including both governmental and private entities, acts as the primary surface water laboratory for two regional Water Management Districts (government), performs environmental chemistry analyses for the Aqua Source (private utilities), the Consolidated Citrus, Inc. (agriculture) and numerous marina projects (development) and performs wetlands mitigation, monitoring and exotic control for numerous public and private clients. EQ Lab also provides services to the Company and clients in the areas of hazardous substance testing and site remediation, endangered species management plans and wetlands identification and mitigation. EQ Lab's capabilities permit the Company to quickly and cost-effectively assess and address environmental concerns involving its existing real property assets and other properties it may seek to acquire.

         The following table summarizes revenues recorded by EQL (in thousands of dollars):

                                                   December 31
                                                   -----------
                                        1998          1997           1996
                                        ----          ----           ----
        Revenues from
          affiliated parties          $  999          $   94       $  110

        Revenues from
          unaffiliated parties           584           1,048        1,065
                                      ------          ------       ------

        Total Revenues                $1,583          $1,142       $1,175
                                      ======          ======       ======

                  RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "CONTRACT RECEIVABLES") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "MORTGAGE RECEIVABLES," which, together with the Contract Receivables, are collectively referred to as the "RECEIVABLES PORTFOLIO"). The Company collected for its own account a total of approximately $3.0 million, $4.9 million and $8.2 million, respectively, in principal and interest payments on its Contract Receivables in 1998, 1997 and 1996. As of December 31, 1998 and 1997, the portfolio of Contract Receivables had a net book value of $4.1 million and $6.3 million, respectively, and the portfolio of

Mortgage Receivables had a net book value of $20.2 million and $28.1 million, respectively.

         Stated interest rates on the Contract Receivables outstanding at December 31, 1998, 1997 and 1996 ranged from 4% to 12.5% (averaging approximately 7.0%). The original terms of the Contract Receivables were 10 to 12 years. The Company has established the reserve for estimated future cancellations and the reserve for Contract Receivables termination refunds based on its actual cash collections and actual cancellations, which amounted to $442,000 in 1998 and $1.0 million in 1997.


         The mortgages in the Mortgage Receivables portfolio are typically three to five year notes with 15-20 year amortization schedules and a balloon payment at the end. Most mortgages in this portfolio are secured by Predecessor Tracts. The stated interest rate on the mortgages is typically Prime plus two percent. The Company has established a reserve for estimated future delinquencies in this portfolio amounting to $2.5 million at December 31, 1998 and $2.6 million at December 31, 1997.

PREDECESSOR ASSETS

         Since 1992, Atlantic Gulf has pursued a strategy of disposing of its approximately 92,000 acres of Predecessor Commercial Developments, approximately 27,000 Predecessor Homesites and eight (8) Predecessor Utilities. Through 1998, the Company disposed of approximately 87,000 acres of Predecessor Commercial Development for approximately $191 million and approximately 11,000 Predecessor Homesites for approximately $65 million. The Company has used the proceeds from these sales to reduce its corporate debt by approximately $240 million since 1992 and to reduce the overhead expenses associated with maintaining these Predecessor Assets.

         The remaining Predecessor Commercial Developments include commercial, industrial, institutional, residential, and agricultural acreage. Predecessor Tract sales, while highly variable from quarter to quarter, constituted approximately 29%, 46% and 32% of the Company's total real estate revenues in 1998, 1997 and 1996, respectively. The Company plans to sell the remaining Predecessor Tracts as quickly as possible while avoiding negative gross margins on the sale.

         The Company also owns approximately 16,000 Predecessor Homesites. The Company intends to continue its practice of selling such Predecessor Homesites on a wholesale basis as fast as the local markets can absorb them, but it anticipates having Predecessor Homesite inventory for the foreseeable future. Predecessor Homesite sales represented approximately 4%, 15% and 12% of the Company's total real estate revenues in 1998, 1997 and 1996, respectively. The Company does not anticipate that Predecessor Homesite sales will have a material impact on future cash flows or profitability.

         The  following  tables  summarize  the  Company's   Predecessor   Asset
activities in 1998 and 1997:


                          -----------------------------------------   -----------------------------
                                    1997 Homesite Activity               1998 Homesite Activity
                          -----------------------------------------   -----------------------------
                              Total              Lot/       Total                Lot/      Total
                           Lots/units   Acq./    Unit    Lots/units     Acq./    Unit   Lots/units
                             1/1/97    (Trans.)  Sales    12/31/97     (Trans.)  Sales   12/31/98
                          -----------------------------------------   -----------------------------
Owned Properties
----------------
North Port(1) ...........      5,094      35    1,204        3,925         25      160      3,790
Port Charlotte(1) .......      3,157       1      234        2,924        (54)      50      2,820
Port St. Lucie(1) .......        878     (16)     181          681         (8)      54        619
Port Malabar(1) .........      4,889     426    1,539        3,776         90      357      3,509
Port Labelle(1) .........      1,941      42        1        1,982         30      212      1,800
Sabal Trace(2) ..........         92       -       13           79          -        4         75
Silver Springs Shores(3)       3,302      36      276        3,062         13       86      2,989
Cumberland Cove(4) ......        335      22      130          227         14        3        238
Other(5) ................        304       1      132          173          -       89         84
                          -----------------------------------------   -----------------------------
Total Owned Properties ..     19,992     547    3,710       16,829        110    1,015     15,924
                          =========================================   =============================


(1) Scattered lots are located in the aforementioned communities, all of which are located in Florida.

(2)      This Project is located in North Port, Florida.

(3)      Scattered lots located North of Ocala, Florida.

(4) Lots located in the Cumberland Mountains, midway between Knoxville and Nashville, Tennessee.

(5) Scattered lots located in Port St. John, Florida; City of Sebastian, Florida; and Vero Beach Highlands and Vero Shores, Florida.

         The table below summarizes the Company's Predecessor Homesite inventory by secondary market area as of December 31, 1998.

                     Predecessor Homesite Inventory Summary
                                 (in homesites)


                                        Other                                     Total
                         Standard     Developed   Buildable        Other        Predecessor
Market Area              Buildable    Lots (1)    Reserved (2)  Restricted (3)  Homesites
------------------------------------------------------------------------------------------
North Port                  3,603        9            47            131         3,790
Port Charlotte                760       77         1,622            361         2,820
Port St. Lucie                205       27           324             63           619
Port Malabar                  193        6         1,771          1,539         3,509
Port Labelle                   68        -            23          1,709         1,800
Sabal Trace                     -       75             -              -            75
Silver Springs Shores       2,397       85           227            280         2,989
Cumberland Cove               230        -             -              8           238
Other                          48        -            31              5            84
                      --------------------------------------------------------------------
Total                       7,504      279         4,045          4,096        15,924
                      ====================================================================


(1)      Includes commercial/industrial and other premium lots.

(2)      Includes 3,795 lots held for Utility Reserves.

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

         The  following  table  summarizes  the  Company's   Predecessor   Tract
activities in 1998 and 1997:


                         ----------------------------------   -------------------------
                                       1997                             1998
                              Predecessor Tract Sales          Predecessor Tract Sales
                                     Activity                         Activity
                         ----------------------------------   -------------------------
                          Total                      Total                       Total
                          Acres   Acquired/          Acres     Acquired/         Acres
                         1/1/97  (Donation)  Sales 12/31/97   (Donation) Sales 12/31/98
                         ----------------------------------   -------------------------
Owned Properties
----------------
North Port ...........    2,532     (204)    1,388      940     (117)      202      621
Port Charlotte .......    2,034      192       618    1,608       13       200    1,421
Port St. Lucie .......    2,186      (41)    1,700      445        1       119      327
Port Malabar .........    2,842       62       417    2,487       78     1,647      918
Port Labelle .........   21,459   (1,089)    4,885   15,486      (17)   14,578      891
Sabal Trace ..........      109       --        94       15       --        15       --
Silver Springs Shores       171     (132)       --       39       63        66       36
Cumberland Cove ......    2,525       42        --    2,566   (1,881)       --      685
Other ................      440      (14)      380       46        6        13       39
                         ----------------------------------   -------------------------
Total Owned Properties   34,298   (1,184)    9,482   23,632   (1,854)   16,840    4,938
                         ==================================   =========================


GENERAL ECONOMIC AND FINANCIAL FACTORS INFLUENCING THE COMPANY'S CORE BUSINESS

         The Company's Core Business is highly sensitive to the following general economic and financial factors:

         - the real estate industry and specific industry segment conditions and directions, i.e., supply and demand for Homesites, Vertical Residential Units and/or Commercial Developments in the Company's Core Markets, as well as local economic and market conditions the Company's Core Markets,

         - the cyclical nature of the real estate market in Florida and the Company's other Core Markets,

         -        movements  in  interest  rates and  employment  levels in Core
                  Markets,

         - the availability and cost of financing for acquisition and development, the availability and cost of materials and labor, weather conditions and changes in consumer preferences;

         - governmental regulation, specifically, compliance of projects with local, regional, state and federal planning, zoning, design, construction, development, environmental, permitting, sales, disclosure and related rules and regulations and

         - competitive pressures, specifically, other public and private developments in the Company's Core Markets, and the pricing and availability of such competing developments.

         Currently, all of these general economic/financial factors are reasonably favorable to the Company. The economy, both at the national and Core Market levels, is currently strong. Interest rates and unemployment rates are both currently at historic lows, and credit is generally available to qualified borrowers. Moreover, while the real estate business is highly competitive, none of the Company's Core Markets currently has an oversupply of finished homesites and/or vertical residential units.

         Notwithstanding the favorable current conditions for the Company's Core Business in general, any significant increase in interest rates or general economic downturn or significant decline in employment growth, increase in unemployment, decline in growth of real wages, increase in inflation or downturn in other demographics in the Company's Core Markets could adversely impact new home starts, and therefore the Company's Core Business, in the future.

SPECIFIC ECONOMIC AND FINANCIAL FACTORS INFLUENCING THE COMPANY'S CORE BUSINESS

         The Company's Core Business is also subject to certain economic and financial factors specific to the Company and its Core Business, including but are not limited to, the following:

         -        the  Company's  high cost of  institutional  capital (debt and
                  Preferred   Stock)   and   related   institutional   financing
                  contingencies and restrictions,

         -        sales pressure attributable to near term debt maturities,

         - the availability of high quality projects in the Company's Core Markets, the availability and cost of financing for such projects, substantial project carrying costs (because of the substantial time interval between project acquisition, development and sale),

         - the ability of the Company to continue to (1) realize fee income from the provision of Environmental Services and (2) monetize the full face value of its Receivables Portfolio and

         -        management limitations.

         While managing all of the foregoing factors, the Company also is dealing with the issue of reduced sales margins attributable to its Predecessor Assets.

         For a discussion of other factors that could cause the Company's actual operating results to differ materially from those anticipated, see PART II, ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS below. The Company does not undertake to update the foregoing list of specific factors in any subsequent disclosures made from time to time by or on behalf of the Company.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 158 full-time employees and three part-time employees. In addition, the Company employs on a daily basis such additional personnel as may be required to perform various other activities. The Company's relations with its employees are satisfactory and there have been no work stoppages.

YEAR 2000 COMPLIANCE

         GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company determined that it has completed the modification or replacement of significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999.

         The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE. For its information technology exposures, to date the Company has completed the remediation phase, including software reprogramming and replacement. Once the software was reprogrammed or replaced for a system, the Company began testing and implementation. The Company has completed its testing and implementation of its remediated systems.

         NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000. The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.
The effect of non-compliance by external agents is not determinable.

         COSTS. The Company has utilized both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project was approximately $600,000 and had been funded through operating cash flows.

         RISKS. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         CONTINGENCY PLANS. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.


ITEM 2.  PROPERTIES

         The Company's inventory of real estate is described in PART I, ITEM 1. BUSINESS, - CORE BUSINESS - PRIMARY PROJECTS and - LUXURY/RESORT PROJECTS and - PREDECESSOR ASSETS.

ITEM 3.  LEGAL PROCEEDINGS

CONDEMNATION PROCEEDINGS INVOLVING GENERAL DEVELOPMENT UTILITIES, INC. AND RELATED PROCEEDINGS

         ATLANTIC GULF COMMUNITIES CORPORATION, ET AL. V. LOFTUS, ET AL., CASE NO. 94-1931 CA (CHARLOTTE CTY. CIR. CT.). In December 1994, Atlantic Gulf and GDU (all references herein to "GDU" are to General Development Utilities, Inc., a wholly owned subsidiary of Atlantic Gulf) filed a declaratory judgment action in the Circuit Court for the Twentieth Judicial Circuit in and for Charlotte County against a defendant class based upon a demand made upon the Company by Richard D. Loftus and others for a portion of the proceeds from the Charlotte County eminent domain case entitled Charlotte County, et al. v. GDU, et al., Case No. 90-936 (Charlotte Cty. Cir. Ct.), in which the Charlotte County Circuit Court entered a stipulated Final Judgment setting full and complete compensation to Atlantic Gulf and GDU for certain water and wastewater systems taken by Charlotte County in June 1991 totaling $110 million, $65 million of which was paid as a good faith deposit at the time of the taking and the balance of which was paid in December of 1994. The demand made upon the Company was based upon the theory that there exists a class of property owners in Charlotte County, Florida who have an interest in the proceeds from the condemnation proceeding because of "contributions in aid of construction." The case has been transferred from Charlotte County to the Fifteenth Judicial Circuit Court, Palm Beach County, Florida, and notice has been provided to the members of the class. No rulings have been made by the Court, and discovery has not begun in any meaningful way. The Company believes, based on the advice of counsel, that the defendants' claim has no merit under Florida law. The Company intends to vigorously pursue the class action suit for declaratory judgement, seeking an order of the Court that the class members have no interest in the proceeds from the Charlotte County condemnation case.

RETENTION OF JURISDICTION BY THE BANKRUPTCY COURT

         THE PLAN OF REORGANIZATION (THE "POR"). On March 15, 1995, the Bankruptcy Court entered a final decree in the Predecessor Company's bankruptcy case. The Bankruptcy Court does, however, retain jurisdiction over the Company with respect to various matters, including, among other things, matters pertaining to (1) the allowance and disallowance of claims and interests, (2) distributions under the POR, (3) the reduction and maintenance of claim reserves, (4) appeals from orders entered by the Bankruptcy Court, (5) the receipt, use or application of condemnation proceeds, (6) utility trusts created or implemented pursuant to the POR, (7) the Homesite Purchaser Assurance Program, (8) Oxford Finance Company's and its affiliates' chapter 11 bankruptcy and their business practices as they may affect the Company, (9) the enforcement of all orders entered by the Court and (10) tax issues arising under the POR.

OTHER LITIGATION AND PENDING DISPUTES

         FINAL JUDGMENT OF PERMANENT INJUNCTION. On December 9, 1998, the Company was released from the Final Judgment of Permanent Injunction (the "FINAL JUDGMENT") entered November 30, 1990, by the United States District Court for the Southern District of Florida in the civil action United States of America v. General Development Corporation, No. 90-87-Civ-NESBITT.

         REGENCY ISLAND DUNES PROJECT. Control of the Regency Island Dunes Condominium Association (the "ASSOCIATION") was turned over to the condominium owners on or about November 20, 1997. As part of the turnover process, the Association inspected the project and provided the Company and its developer subsidiary, Regency Island Dunes, Inc. ("REGENCY"), together with the general contractor who constructed the project, with a list of the Association's claims of deficient work. The Company and Regency have inspected the project with their consultants and are in the process of preparing a response to the Association's claims. No lawsuit has been filed in connection with this matter, and no amount of damages has been specified.

         CARY GLEN PROJECT. On February 8, 1999, Panther Creek Corp., a wholly-owned subsidiary of the Atlantic Gulf (the "Developer"), was terminated by Panther Creek-Raleigh Limited Partnership (the "OWNER"), as the developer of the Cary Glen Project, for purported delays in the development schedule and sales program. Furthermore, on February 26, 1999, the Owner demanded that the Developer and Atlantic Gulf pay to the Owner approximately $5.5 million for alleged future potential project cost overruns pursuant to the Hearthstone Master Form Acquisition and Development Agreement between the Owner and the Developer and the Guaranty Agreement given by Atlantic Gulf. Atlantic Gulf disputes whether (1) the termination was a proper termination for cause, (2) the Developer is liable for cost overruns not incurred prior to the termination date and (3) the Owner correctly calculated the projected cost overruns. No lawsuit has been filed at this time, and the Company continues to pursue a resolution of this matter. In the event litigation is filed by the Owner, the Company will assert certain defenses and counterclaims against the Owner and will otherwise vigorously defend the claims asserted against it and the Developer

OTHER

         In addition to those legal proceedings  specifically  discussed in this
PART I, ITEM 3. LEGAL PROCEEDINGS, the Company is, from time to time, involved in various litigation matters primarily arising in the normal course of its business. It is the opinion of management that the resolution of these matters will not have a material adverse affect on the Company's business or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR ATLANTIC GULF'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         MARKET FOR REGISTRANT'S COMMON STOCK. The common stock, $.10 par value per share, of Atlantic Gulf ("COMMON STOCK") was quoted on the NASDAQ National Market ("NNM"), under the symbol "AGLF," through the close of business on December 10, 1998, at which time it was de-listed from the NNM because of Atlantic Gulf's failure to meet the NNM's net tangible assets continued listing requirement. The Common Stock began trading on the Over The Counter Bulletin Board (the "OTCBB") on December 14, 1998, under the symbol "AGLF". The following table sets forth the high/ask and low/bid prices of the Common Stock for the periods indicated.

                                1998                           1997
                               Prices                         Prices
                               ------                         ------

Quarter Ended           High           Low            High            Low
-------------           ----           ---            ----            ---
March 31               4 1/4          3 1/4           6              4 1/8
June 30               3 11/16           2            6 41/64         5 1/2
September 30           2 3/8            1            6 3/4           5 5/8
December 31            1 5/16          5/8           6 1/8           3 1/4


         HOLDERS OF RECORD OF THE COMMON STOCK. As of March 26, 1999, there were approximately 30,000 record holders of the Common Stock.

         DIVIDENDS. No dividends have been paid on the Common Stock during the last two fiscal years, and Atlantic Gulf is prohibited from paying dividends on its Common Stock by the terms of its New Revolving Loan Facility, New Term Loan Facility and Secured Agreement. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES below. The holders of Atlantic Gulf's 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "SERIES A PREFERRED STOCK"), and 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "SERIES B PREFERRED Stock") (the Series A Preferred Stock and Series B Preferred Stock are, together, referred to as the "PREFERRED STOCK") are entitled to receive, when, as and if declared by the Board of Directors of Atlantic Gulf (the "BOARD"), out of funds legally available therefore, cash dividends on each share of Preferred Stock at an annual rate equal to 20% of the Liquidation Preference (defined as $10 per share plus accumulated and unpaid dividends) in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the Preferred Stock was originally issued by Atlantic Gulf, and will be payable, subject to declaration by the Board, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing as of September 30, 1997. As of December 31, 1998, the Series A Preferred Stock Liquidation Preference was $32.7 million, including undeclared but accumulated and unpaid dividends of $7.7 million and the Series B Preferred Stock Liquidation Preference was $25.9 million, including undeclared but accumulated and unpaid dividends of $5.9 million.

         Effective June 24, 1997, Atlantic Gulf's stockholders approved an amendment to Atlantic Gulf's certificate of incorporation to repeal the right of the holders of its Common Stock to receive, semiannually, mandatory dividends equal to 25 percent of Atlantic Gulf's Available Cash, as defined. See Note 10 to the Notes to the Company's December 31, 1998, Consolidated Financial Statements.


ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

         Selected financial data for each of the five years during the period ended December 31, 1998, are summarized below (in millions of dollars, except per share amounts):

                                                                  Years
                                                                  Ended
                                                               December 31,
                                             --------------------------------------------
                                             1998      1997      1996      1995     1994
                                             ----      ----      ----      ----     ----
Statement of Operations Data
----------------------------
Total revenues                              $ 83.8    $  76.6  $ 138.8   $  98.0  $  70.3
Income (loss) before extraordinary items       3.7      (58.3)   (12.6)    (20.6)     1.1
Net income (loss)                              3.7      (58.3)     1.2     (20.6)     1.1
Net income (loss) applicable to
  common stock                                (8.0)     (62.1)     1.2     (20.6)     1.1
Net income (loss) per common share            (.68)     (5.82)     .12     (2.12)     .11
Weighted average common
  shares outstanding                         11.64      10.66     9.71      9.71     9.64
-----------------------------------------------------------------------------------------

Balance Sheet Data (at period end)
----------------------------------
Cash (including restricted amounts)         $ 10.5    $  10.9  $  13.1   $  12.0  $  25.0
Land and Residential Inventory               166.9      130.5    153.4     218.3    228.5
Receivables Portfolio                         33.4       41.2     73.4      59.8     55.2
Total assets                                 229.8      203.1    263.4     332.8    348.6
Notes, mortgages, capital leases and
  other debt                                 151.8      132.4    169.2     221.0    190.3
Preferred stockholders' equity                54.8       41.7        -         -        -
Common stockholders' equity (deficit)         (2.6)       5.3     56.4      54.4     74.7


(1) The net income (loss) per common share amounts have been restated so as to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Company's December 31, 1998 Consolidated Financial Statements beginning on page F-7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The tables below summarize the Company's real estate operations from Core Business and Predecessor Assets for 1998, 1997 and 1996:

                  Combining Results of Real Estate Operations
               ---------------------------------------------------
                          Year Ended December 31, 1998
                            (in thousands of dollars)


                                                  Primary       Luxury
                                                  Market        Resort      Predecessor
                                                  Operations    Operations  Assets      Total
                                                  --------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................         14,259           -       3,017      17,276
      Commercial ..........................         27,270       7,010      21,245      55,525
      Vertical Residential Units ..........              -           -           -           -
                                                  --------------------------------------------
   Total real estate sales                          41,529       7,010      24,262      72,801
Costs and expenses:
   Cost of real estate sales
      Homesite ............................         12,108           -       2,675      14,783
      Commercial ..........................         23,161       2,076      19,733      44,970
      Vertical Residential Units ..........              -           -           -           -
                                                  --------------------------------------------
Total cost of real estate sales ...........         35,269       2,076      22,408      59,753
                                                  --------------------------------------------

Gross margin real estate sales ............          6,260       4,934       1,854      13,048
                                                  ============================================

Results of Joint Venture Operations (1)....          1,042       (629)           -        (413)
                                                  ============================================

(1)  Included in Other Operating Revenues

                    Combining Results of Real Estate Operations
               ---------------------------------------------------
                          Year Ended December 31, 1997
                            (in thousands of dollars)


                                                  Primary       Luxury
                                                  Market        Resort        Predecessor
                                                  Operations    Operations    Assets      Total
                                                  ----------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................         13,851           -        10,755      24,606
      Commercial ..........................            590           -        31,439      32,029
      Vertical Residential Units ..........              -      10,908            76      10,984
                                                  ----------------------------------------------
   Total real estate sales                          14,441      10,908        42,270      67,619
Costs and expenses:
   Cost of real estate sales
      Homesite ............................         12,941           -        10,431      23,372
      Commercial ..........................            484           -        35,303      35,787
      Vertical Residential Units ..........              -      12,944            89      13,033
                                                  ----------------------------------------------
Total cost of real estate sales ...........         13,425      12,944        45,823      72,191
                                                  ----------------------------------------------

Gross margin real estate sales ............          1,016      (2,036)       (3,553)     (4,573)
                                                  ==============================================

Results of Joint Venture Operations(1).....           (235)       (758)            -        (993)
                                                  ==============================================

(1)      Included in Other Operating Revenues.

                     Combining Results of Real Estate Operations
               ---------------------------------------------------
                          Year Ended December 31, 1996
                            (in thousands of dollars)


                                                  Primary       Luxury
                                                  Market        Resort        Predecessor
                                                  Operations    Operations    Assets      Total
                                                  ----------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................         38,090           -        14,820      52,910
      Commercial ..........................         12,935           -        40,758      53,693
      Vertical Residential Units ..........              -      17,809         3,153      20,962
                                                  ----------------------------------------------
   Total real estate sales ................         51,025      17,809        58,731     127,565

Costs and expenses:
   Cost of real estate sales
      Homesite ............................         30,782           -        11,476      42,258
      Commercial ..........................         11,469           -        32,862      44,331
      Vertical Residential Units ..........              -      13,906         2,819      16,725
                                                  ----------------------------------------------
Total cost of real estate sales ...........         42,251      13,906        47,157     103,314
                                                  ----------------------------------------------

Gross margin real estate sales.............          8,774       3,903        11,574      24,251
                                                  ==============================================

Results of Joint Venture Operations(1).....           (75)        (437)            -        (512)
                                                  ==============================================

(1)     Included in Other Operating Revenues.

THE YEAR ENDED DECEMBER 31, 1998 ("1998") COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 ("1997")

         During 1998, the Company reported a net loss applicable to Common Stock of $8.0 million compared to a net loss of $62.1 million applicable to Common Stock in 1997. The reduction in loss from 1997 to 1998 of $54.1 million was primarily due to (1) a $17.6 million increase in real estate gross margins, (2) a reduction in the charge to inventory valuation reserves of $14.3 million (3) an increase in other income of $12.2 million associated with reorganization reserves (4) a $7.8 million decrease in the cost of borrowings (5) a $5.4 million decrease in real estate costs and (6) a $2.4 million reduction in general and administrative expenses, partially offset by (7) a $7.9 million increase in preferred stock dividends and accretion changes.

         PRIMARY MARKET OPERATIONS.

                  HOMESITES. Net margins from Homesite sales increased $1.2 million in 1998 compared to 1997 primarily due to increased margins on Primary Market Residential sales. The increased margins in Primary Market Residential sales were primarily related to (1) an increase of $307,000 in West Meadows related to increased sales volume, (2) a combined increase of $587,000 in Saxon Woods and West Frisco, which did not have sales in 1997, (3) a decrease in Lakeside of $413,000 related to decreased sales volume as a result of tornado damage during 1998 and (4) a reduction of $760,000 of negative margin associated with Sanctuary and Windsor Palms which had final sales in 1997.

         Revenues from Homesite sales decreased $7.3 million in 1998 compared to 1997 primarily due to a $ 7.7 million decreased in Other Predecessor Assets revenue which was slightly off-set by a $409,000 increase in Primary Markets Residential revenue. The decreased revenue associated with Other Predecessor Assets was related to the Company's orderly disposition of the remaining
Predecessor Assets. The increase in revenue from Primary Market Residential sales was primarily related to (1) an increase of $2.7 million in the West Meadows Project, (2) a combined increase of $4.2 million in the Saxon Woods
Project and West Frisco Project, which did not have sales in 1997, (3) a decrease in Lakeside of $1.7 million related to decreased sales as a result of tornado damage during 1998 and (4) a decrease of $4.9 million associated with the Sanctuary Project and Windsor Palms Project which had final sales in 1997.

         As of December 31, 1998, the Company had under contract approximately 650 Homesites for $19.8 million with 11 homebuilders in the Lakeside Project, the Saxon Project, the West Meadows Project and the Trails of West Frisco Project. As of December 31, 1997, the Company had under contract approximately 869 Homesites for $24.7 million with 11 homebuilders in the Lakeside Project, the West Meadows Project and the Trails of West Frisco Project.

         Homesite sales gross margin percentaged was 15.1% in 1998 compared to 6.6% in 1997. The higher gross margin percentage in 1998 is primarily due to lower margins in 1997 which were attributable principally to the sale of the final 102 lots in the Windsor Palms Project for $4.5 million, generating a negative 14% gross margin. This sale was necessitated by the Company's need for liquidity to meet a June 30, 1997 debt payment.

                  COMMERCIAL DEVELOPMENT. Commercial Development revenues increased $26.7 million in 1998 compared to 1997 primarily due to a large tract sale in 1998. In April 1998, the Company sold and closed Dave's Creek for $24.8 million. Additional sales proceeds of $2.5 million were received in the third quarter of 1998 after the Company received an Army Corp of Engineers permit. There were no comparable sales in 1997.

                  JOINT VENTURES. Results of Joint Ventures increased $1.3 million in 1998 from 1997. This is primarily due to improved net income at the Sunset Lakes Project. As of December 31, 1998, the Company's JV Projects had 787 Homesites under contract, totaling approximately $37.3 million in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

         LUXURY/RESORT OPERATIONS.

         During 1998, sales consisted of one commercial tract sale. In June 1998, the Company sold a 0.9 acre office/hotel parcel for approximately $7.0 million which was part of the 2.8 acre Riverwalk Tower site. Additionally, the Company began development of the West Bay Club Project, Ocean Grande Project and the Aspen Springs Ranch Project. Initial sales are expected on these three Projects in 1999 or 2000.

         As of December 31, 1998, the Company had under contract approximately 12 Homesites for $2.4 million in the West Bay Club Project with 7 homebuilders. There were no pending sales contracts as of December 31, 1997.

         Vertical Residential Unit sales are summarized as follows for the years ended December 31 (in thousands of dollars):

                                                        1998           1997
                                                        ----           ----
Condominium sales - Regency Island Dunes Project:
   First Building                                       $  -         $ 1,620
   Second Building                                         -           9,288
                                                        ----         -------
Total condominium sales                                 $  -         $10,908
                                                        ====         =======

         The revenues and profits associated with sales at the Regency Island Dunes Project were recorded using the percentage of completion method. The Project consisted of two 72-unit buildings for a total of 144 units, all of which were sold and closed as of December 31, 1997. The condominium revenues of $1.6 million in the first building in 1997 represented revenue earned upon the closing of an additional five units in 1997 for a total of 72 units sold and closed in the first building. The revenues of approximately $9.3 million in the second building in 1997 were derived from an increase in the completion percentage from 79% to 100% in 1997, and to an additional 16 units sold and closed in 1997 for a total of 72 units sold and closed in the second building.

         The gross margin for Vertical Residential Units in 1997 was negative primarily due to a $2.85 million settlement in December 1997 with the Company's general contractor for the Regency Island Dunes Project. See PART I, ITEM 3. LEGAL PROCEEDINGS in Atlantic Gulf's 1997 Annual Report on Form 10-K (the "1997 10-K"). The settlement costs were applied solely against the revenues earned in 1997, resulting in a large negative gross margin in 1997. The overall gross margin for this Project was approximately 12.1%.

         JOINT VENTURES. Results of Joint Ventures increased by approximately $129,000 in 1998, from 1997 due to reduced losses on the Jupiter Ocean Grand Project.

         PREDECESSOR ASSETS.

                  PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales decreased $7.7 million in 1998 compared to 1997 due to a 77.7% decrease in the number of Predecessor Homesites sold, partially offset by a 25.5% increase in the average sales price per Predecessor Homesite. The decrease in the number of Predecessor Homesite sales and the increase in the average sales price were due to fewer bulk sales in 1998 compared to 1997. Bulk sales are usually made at a discount and have lower gross margin percentages.

         As of December 31, 1998, the Company had under contract two commercial lots allocated Predecessor Homesites for $99,000. As of December 31, 1997, the Company had under contract approximately 129 Predecessor Homesites for $806,000.

         The Predecessor Homesite sales gross margin percentage was 11.3% in 1998 compared to 3.0% in 1997. Predecessor Homesite sales gross margin was also adversely affected in 1997 by the increase in the bulk sale of Predecessor
Homesites yielding lower margin to accelerate the disposal of the Predecessor Homesites. The margin in 1998 is consistent with an orderly liquidation of the predecessor assets.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased $10.2 million in 1998 compared to 1997 primarily due to fewer sales from a declining inventory balance. As of December 31, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $980,000. As of December 31, 1997, there were comparable pending Predecessor Tract sales contracts or letters of intent totaling approximately $3.4 million.

         The 7.1% gross margin percentage for Predecessor Tract sales in 1998 is due to fewer sales at a more profitable level. The 1997 negative gross margin of (12.3%) is attributable principally to the Company's business plan to accelerate the liquidation of Predecessor Assets.

                  PREDECESSOR VERTICAL RESIDENTIAL UNITS. There were no Vertical Residential Unit sales in 1998 because of the Company's decision in mid-1995 to begin phasing out its single family home business in Predecessor communities, which was substantially completed in 1996. 1997 sales of $76 were due to the final closing of this business activity.

         OTHER RESULTS OF OPERATIONS.

                  INVENTORY VALUATION RESERVE CHARGES. Inventory valuation reserve charges of $195,000 in 1998 represented a reduction in the carrying value of the Company's inventory based upon a review of the fair values. The charges were primarily related to Predecessor Assets.

                  SELLING EXPENSES. Selling expenses decreased $2.0 million in 1998 compared to 1997 primarily due to a reduction in selling expenses at Cumberland Cove due to the closing of the on-site sales operation in September 1997. Selling expense as a percentage of real estate sales decreased to 8.9% in 1998 from 12.6% in 1997 primarily due to (1) lower direct selling expenses associated with the large sale in 1998 of the Dave's Creek Project and (2) the closing of the Cumberland Cove sales center noted above.

                  OTHER REAL ESTATE COSTS. Other real estate costs decreased by $5.4 million, or 36%, in 1998 compared to 1997 due to (1) a decline in property taxes associated with a reduction in land inventory not under development corresponding to sales activity during the intervening period and (2) reduced legal costs associated with supporting real estate activity.

                  COSTS OF BORROWING NET OF CAPITALIZED INTEREST. Costs of borrowing net of capitalized interest, decreased $7.8 million compared to 1997 principally due to a decrease in corporate debt resulting from proceeds of the Atlantic Gulf's Preferred Stock sales, which were substantially completed in 1997.

                  OTHER INCOME - REORGANIZATION RESERVES. Other income - other reorganization reserves consisted of gains of $13.4 million in 1998 and $3.5 million in 1997 resulting from the resolution of certain reorganization items. The $13.4 million gain in 1998 consisted of (a) a $1.1 million amortization of utility connection reserves, (b) a $3.7 million utility trust withdrawal, (c) a gain of $8.5 million associated with the receipt of proceeds from unclaimed expired 12% Notes and (d) $104,000 of contract receivables termination refunds. The $3.5 million gain in 1997 consisted of (1) a $1.1 million amortization of utility connection reserves, (2) a $706,000 gain due to the reduction of the Contract Receivables termination refunds reserve and (3) adjustments of various other reorganization reserves, none of which were individually significant.

                  OTHER EXPENSE ITEMS. Other expense - miscellaneous of $78,000 in 1998 and $810,000 in 1997 consisted of net gains and losses associated with various reserve adjustments and settlements, none of which were individually significant.

                  PREFERRED STOCK ACCRUAL. During 1998, the Company recorded a $10.3 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated but unpaid as of December 31, 1998. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $1.3 million of the value of its Preferred Stock to the redemption amount in 1998. The total of approximately $11.6 million of accrued Preferred Stock dividends and Preferred Stock accretion was charged to contributed capital in the accompanying December 31, 1998 consolidated balance sheet.

1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 ("1996")

         During 1997, the Company reported a net loss applicable to Common Stock of $62.1 million compared to net income of $1.2 million applicable to Common Stock in 1996. The loss was primarily due to (1) a 47% reduction in real estate revenues and increased costs of real estate sales in 1997, (2) a $22.9 million decrease in other income and (3) $0 of extraordinary gains (compared to $13.7 million of extraordinary gains in 1996), partially offset by (4) a $9.4 million reduction in selling expenses and other real estate costs. As discussed below, the reduction in real estate revenues in 1997 were primarily due to (a) the Company's bulk sales in 1996 of its Julington Creek Plantation Project and Summerchase Project (there were no substantial bulk sales in 1997, other than a bulk sale of 102 lots in the Windsor Palms Project) and (b) decreasing revenues from Predecessor Assets. Increased costs of real estate sales were principally attributable to (i) a bulk sale (at a loss of $632,000) of the final 102 lots in the Windsor Palms Project to provide liquidity for a scheduled debt payment and
(ii) a $2.85 million settlement in connection with the litigation involving the Regency Island Dunes Project.

         PRIMARY MARKET OPERATIONS.

                  HOMESITES. Net gross margins from Homesite sales decreased $6.4 million in 1997 compared to 1996 primarily due to (1) the loss of the revenue formerly generated by the Julington Creek Plantation Project, which the Company sold in bulk in 1996, (2) a $9.0 million bulk sale in 1996 of the Summerchase Project and (3) the bulk sale at a loss of the remaining 102 lots in the Windsor Palms Project, in order to fund a debt payment due June 30, 1997.

         Revenues from Homesite sales decreased $24.2 million in 1997 compared to 1996 primarily due to (1) the bulk sale of the Julington Creek Plantation Project and the Summerchase Project in 1996 and (2) the sale of 75% of the inventory in the Windsor Palms Project in 1996. The Julington Creek Plantation Project generated sales revenue of approximately $7.6 million in 1996, including a bulk sale of the remaining 126 Homesites for $5.6 million in June 1996. The Summerchase Project, which was permitted for 640 Homesites, was sold in bulk in 1996 for $9.0 million. Sales revenues at the Windsor Palms Project decreased from $12.5 million in 1996 to $4.5 million in 1997. Partially offsetting these decreases was a $2.7 million increase in sales in 1997 in the West Meadows Project.

         As of December 31, 1997, the Company had under contract approximately 869 Homesites for $24.7 million with 12 homebuilders in the Lakeside Project, the West Meadows Project and The Trails of West Frisco Project. As of December 31, 1996, the Company had under contract approximately 616 Homesites for $15.2 million with 7 homebuilders in the Lakeside Estates Project, the West Meadows Project and the Sanctuary Project.

         Homesite sales gross margin percentage was 6.6% in 1997 compared to 19.2% in 1996. The lower gross margin percentage in 1997 is attributable principally to the sale of the final 102 lots in the Windsor Palms Project for $4.5 million, generating a negative 14% gross margin. This sale was necessitated by the Company's need for liquidity to meet a June 30, 1997 debt payment. The gross margin in 1997 for the Lakeside Project and the West Meadows Project was 20.2%, which approximates the targeted gross margin of 20% to 30% for this line of business.

                  COMMERCIAL DEVELOPMENT. Revenues from Commercial Development sales decreased $12.3 million in 1997 compared to 1996 primarily due to several large sales in 1996, including the sale of the Julington Creek Plantation Project, which included $11.6 million of Commercial Development. There were no comparable sales in 1997.

         The Commercial Development gross margin percentage increased to 18% in 1997 from 11.3% in 1996 primarily due to the low margin of 6.5% on the Julington Creek Plantation Project sale in 1996.

                  JOINT VENTURES. Results of Joint Ventures decreased $160,000 in 1997 compared to 1996. This was primarily due to a $375,000 loss associated with the Country Lakes Project, which was offset by improved net income at the Sunset Lakes project. As of December 31, 1997, the Company's JV Projects had 3,389 Homesites under contract with 10 homebuilders, totaling approximately
$85.0 million in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

         LUXURY/RESORT OPERATIONS.

         Gross margins from Vertical Residential Units decreased $5.9 million in 1997 compared to 1996 principally due to a decrease in the gross margin from the Regency Island Dunes Project. The Company realized lower revenues in 1997 as a result of (1) the close out of the Regency Island Dunes Project in 1997 and (2) a $2.85 million settlement with the general contractor on this project.

         Vertical Residential Unit sales are summarized as follows for the years ended December 31 (in thousands of dollars):

                                                        1997            1996
                                                        ----            ----
Condominium sales - Regency Island Dunes Project:
   First Building                                     $ 1,620         $ 3,008
   Second Building                                      9,288          14,801
                                                      -------         -------
Total condominium sales                               $10,908         $17,809
                                                      =======         =======

         The revenues and profits associated with sales at the Regency Island Dunes Project were recorded using the percentage of completion method. The Project consisted of two 72-unit buildings for a total of 144 units, all of which were sold and closed as of December 31, 1997. As of December 31, 1995, the Company recorded 97% of the expected revenues and profits on 61 units in the first building, based on a construction completion percentage of 97%. The condominium revenues of $3.0 million in the first building in 1996 represented the incremental revenue earned upon the completion of 59 of the 61 units in 1996 and the sale and closing of an additional eight units in 1996. The condominium revenues of $1.6 million in the first building in 1997 represented revenue earned upon the closing of an additional five units in 1997 for a total of 72 units sold and closed in the first building. The revenues of approximately $14.8 million in the second building in 1996 were derived from 56 units under contract as of December 31, 1996, with construction on the second building 79% complete. The revenues of approximately $9.3 million in the second building in 1997 were derived from an increase in the completion percentage from 79% to 100% in 1997, and to an additional 16 units sold and closed in 1997 for a total of 72 units sold and closed in the second building.

         The gross margin for Vertical Residential Units in 1997 was negative primarily due to a $2.85 million settlement in December 1997 with the Company's general contractor for the Regency Island Dunes Project. See PART I, ITEM 3. LEGAL PROCEEDINGS in Atlantic Gulf's 1997 10-K. The settlement costs were applied solely against the revenues earned in 1997, resulting in a large negative gross margin in 1997. The overall gross margin for this Project was approximately 12.1%.

         PREDECESSOR ASSETS.

                  PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales decreased $4.1 million in 1997 compared to 1996 due to a 43.1% decrease in the average sales price per Predecessor Homesite, partially offset by a 21.3% increase in the number of Predecessor Homesites sold. The decrease in the average sales price is principally due to (1) a 38% decrease in the number of Predecessor Homesites sold in the Cumberland Cove Project, the Company's highest priced Predecessor Homesite Project, and (2) a 43% increase in bulk sales of Predecessor Homesites in Florida. In addition, the average sales price in the Cumberland Cove Project decreased 42% in 1997 from approximately $20,300 in 1996 to approximately $11,800 in 1997 due to the mix of Predecessor Homesites sold. The volume of Predecessor Homesites sold in the Cumberland Cove Project decreased in 1997 because this Project was winding down and, accordingly, the Company closed its on-site sales operation in September 1997. The volume of Predecessor Homesites sales increased primarily due to the increase in the number of bulk Predecessor Homesites sold.

         As of December 31, 1997, the Company had under contract 129 Predecessor Homesites for $806,000. As of December 31, 1996, the Company had under contract approximately 475 Predecessor Homesites for $1.2 million.

         The Predecessor Homesite sales gross margin percentage was 3.0% in 1997 compared to 22.6% in 1996. Predecessor Homesite sales margin was also adversely affected in 1997 by the increase in the bulk sale of Predecessor Homesites yielding lower margins to accelerate the disposal of the Predecessor Homesites.

                  PREDECESSOR TRACT. Revenues from Predecessor Tract sales decreased $9.3 million in 1997 compared to 1996 primarily due to several large sales in 1996. There were no comparable sales in 1997. As of December 31, 1997, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $3.4 million. As of December 31, 1996, there were comparable pending Predecessor Tract sales contracts or letters of intent totaling approximately $18.1 million.

         The (12.3%) actual gross margin for Predecessor Tract in 1997 is attributable principally to the Company's business plan to accelerate the liquidation of Predecessor Assets. The 19.4% actual gross margin for Predecessor Tract in 1996 generally reflects the previously targeted gross margin.

                  PREDECESSOR VERTICAL RESIDENTIAL UNITS. Single family home sales revenues decreased $3.1 million in 1997 compared to 1996 due to a decrease in closings from 36 in 1996 to 1 in 1997.

Closings decreased because of the Company's decision in mid-1995 to begin phasing out its single family home business in Predecessor communities, which was substantially completed in 1996.

         OTHER RESULTS OF OPERATIONS.

                  OTHER OPERATING REVENUES. Other operating revenues decreased in 1997 compared to 1996 primarily due to the absence of revenues and expenses from the Port Labelle utility system and the Julington Creek Plantation utility system, both of which were sold in 1996. In addition, other operating revenues in 1996 included $1.0 million of development impact fees.

                  INVENTORY VALUATION RESERVE CHARGES. Inventory valuation reserve charges of $14.5 million in 1997 represented a reduction in the carrying value of the Company's inventory based upon a review of the fair values. The charges consisted of $10.9 million for Predecessor Tracts, $1.9 million for Predecessor Homesites and $1.7 million for the Sabal Trace Project.

                  SELLING EXPENSES. Selling expenses decreased $5.0 million in 1997 compared to 1996 primarily due to lower direct selling expenses resulting from a decrease in revenues. Selling expense as a percentage of real estate sales increased from 10.6% in 1996 to 12.5% in 1997 primarily due to (1) lower direct selling expenses associated with several large sales in 1996, including the Julington Creek Plantation Project, and (2) lower revenues in 1997 over which to spread fixed selling costs.

                  OTHER REAL ESTATE COSTS. Other real estate costs decreased by $4.4 million in 1997 compared to 1996 due to (1) a decline in property taxes associated with a reduction in land inventory not under development corresponding to sales activity during the intervening period and (2) reduced legal costs associated with supporting real estate activity.

                  COSTS OF BORROWING NET OF CAPITALIZED INTEREST. Costs of borrowing net of capitalized interest decreased $1.2 million compared to 1996 principally due to a decrease in corporate debt resulting from the proceeds of the Atlantic Gulf's Preferred Stock sales, which were substantially completed in 1997.

                  OTHER INCOME - REORGANIZATION RESERVES. Other income - reorganization reserves of $1.1 million in 1997 represent the amortization of the Company's utility connections reserve. Other income - reorganization reserves of $16.0 million in 1996 included (1) a $4.1 million gain due to a reduction in the Company's utility connections reserve in conjunction with the Company's annual review of certain reorganization items and (2) a net gain of $11.9 million from the recovery of funds from certain utility trust accounts.

                  OTHER INCOME - UTILITY CONDEMNATION. Other income - utility condemnation in 1996 represented a gain of approximately $4.1 million on an $18.75 million litigation settlement with the City of Port St. Lucie pursuant to condemnation proceedings associated with the taking of the Company's Port St. Lucie system.

                  OTHER INCOME - OTHER REORGANIZATION RESERVES. Other income - other reorganization reserves consisted of gains of $2.5 million in 1997 and $2.1 million in 1996 resulting from the resolution of certain reorganization items. The $2.5 million gain in 1997 consisted of (1) a $706,000 gain due to the reduction of the Company's Contract Receivables termination refunds reserve and
(2) adjustments of various other reorganization reserves, none of which were individually significant. The $2.1 million gain in 1996 included (a) a gain of $703,000 due to a reduction in the Company's Contract Receivables future servicing reserve and (b) adjustments of various other reorganization reserves, none of which were individually significant.

                  OTHER EXPENSE ITEMS. Other expense - miscellaneous of $810,000 in 1997 consisted of net gains and losses associated with various reserve adjustments and settlements, none of which were individually significant. Other income - miscellaneous of $2.3 million in 1996 included gains of (1) approximately $1.3 million due to a reduction in the Company's environmental reserve and (2) $1.0 million due to a reduction in the Mortgage Receivables net of valuation reserve.

                  EXTRAORDINARY GAINS. During 1996, the Company recorded extraordinary gains totaling $13.7 million consisting of (1) an extraordinary gain of approximately $3.8 million due to the extinguishment of approximately $1.9 million of 12% Notes and $1.9 million of Unsecured Cash Flow Notes; (2) an extraordinary gain of approximately $3.9 million on the prepayment at a discount of its Secured Cash Flow Notes for $40.0 million in cash plus warrants to purchase up to 1.5 million shares of the Company's Common Stock at $6.50 per share; and (3) an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of 12% Notes and $1.8 million of 13% Notes, net of a $210,000 unamortized discount.

                  PREFERRED STOCK ACCRUAL. During 1997, the Company recorded a $3.3 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated but unpaid as of December 31, 1997. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $427,000 of the value of its Preferred Stock to the redemption amount in 1997. The total of approximately $3.7 million of accrued Preferred Stock dividends and Preferred Stock accretion was charged to contributed capital in the accompanying December 31, 1997 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. As of December 31, 1998, the Company's (1) cash and cash equivalents totaled approximately $9.4 million and (2) restricted cash and cash equivalents totaled $1.0 million, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and (c) various other escrow accounts. Of the $225,000 increase in cash and cash equivalents during 1998, (i) $898,000 was provided by investing activities and (ii) $319,000 was provided by operating activities, partially offset by (iii) $992,000 was used in financing activities.

         Cash used in operating activities includes approximately (1) $15.4 million for interest payments, (2) $4.3 million for property tax payments, (3) $6.7 million for construction and development expenditures, (4) $24.9 million related to property acquisitions and (5) $940,000 of fees associated with the Company's refinancing efforts. Cash used in operating activities was offset in part by net cash generated from real estate sales and other operations.

         Cash provided by investing activities consisted primarily of $3.8 million of funds released from a utility trust account funded during the reorganization proceedings and partially offset by $2.9 million of property plant and equipment additions.

         Cash  provided  by  financing   activities  includes  proceeds  of  (1)
approximately $1.7 million from the issuance of Series A Preferred Stock and related warrants and (2) $7.8 million of funds released to the Company by the trustee for the 12% Notes issued in 1992 pursuant to the POR, which 12% Notes matured on December 31, 1996 and were paid in full on January 3, 1997. In addition, in 1998, the Company had net borrowings of $23.4 million under various project financings and the Reducing Revolving Facility, (b) $5.9 million from the financing of Mortgage Receivables and Contract Receivables and (c) $3.6 million of new project financings. These borrowings were partially offset by (a) $23.8 million of principal payments that fully repaid the Reducing Revolving Facility and Term Loan Facility in 1998, and (b) $1.7 million of net payments on the Working Capital Facility.

         JUNE 1998 DEBT RESTRUCTURING. On or about July 1, 1998, Atlantic Gulf repaid the entire outstanding balances under (1) its Term Loan Facility with Foothill Capital Corporation ("FOOTHILL"), consisting of approximately $13.3 million of principal and $171,000 of interest, and (2) its Reducing Revolving Facility with Foothill, consisting of $3.7 million of principal and $35,000 of interest, with $6.2 million of funds drawn on its Working Capital Facility with Foothill and $11.0 million of funds borrowed from AGC-SP, Inc, a wholly-owned special purpose subsidiary of Atlantic Gulf ("SP SUB" and the "SP SUB LOAN").


         DECEMBER 1998 DEBT REFINANCING. Dated as of December 31, 1998, effective on February 2, 1999, (1) Atlantic Gulf closed on its $39.5 million New Revolving Loan Facility and its $26.5 million New Term Loan Facility (collectively, the "NEW SENIOR LOAN FACILITIES"), (2) Atlantic Gulf entered into amendments to its Secured Agreement and Investment Agreement with Apollo, (3) SP-Sub canceled Atlantic Gulf's obligation to repay its $11 million SP Sub Loan and (4) Apollo, the New Revolving Loan Lenders and the New Term Loan Lenders and the collateral agent entered into a New Intercreditor Agreement. These transactions are collectively referred to herein as the "DECEMBER 1998 DEBT REFINANCING."

                  NEW REVOLVING LOAN FACILITY. The lenders (the "NEW REVOLVING LOAN LENDERS") under Atlantic Gulf's New Revolving Loan Facility are DK
Acquisition Partners, L.P., Comac Partners, Halcyon/Alan B. Slifka Management Co. LLC, East West Partners, Stonehill Investment Corp. and Anglo American Financial and its participants. M. H. Davidson, LLC. ("MHD"), is the agent and collateral agent.

         The New Revolving Loan Facility will mature on August 1, 2000 and bears interest at the rate of (1) eleven percent (11%) per annum (fifteen percent (15%) per annum upon the occurrence and continuation of an event of default) upon all amounts other than letter of credit guarantees and (2) fifteen percent (15%) per annum (nineteen percent (19%) per annum upon the occurrence and continuation of an event of default) upon all draws under letter of credit guarantee amounts.

         The aggregate outstanding borrowings under the New Revolving Loan Facility are subject to a borrowing base limitation based on the value of certain of the Company's assets. The New Revolving Loan Facility contains standard and customary representations, warranties and covenants for a facility of its type, size and term, including, a consolidated net worth covenant.

         The $39.5 million commitment under the New Revolving Loan Facility will automatically be reduced (1) by $4 million by March 31, 1999; (2) by an additional $1 million by May 31, 1999; (3) by seventy five percent (75%) of the net cash proceeds realized from certain bulk sales of lots and/or land in certain eligible subdivision projects; (4) by an additional $1.7 million on each of February 15, 2000, March 15, 2000 and April 15, 2000; and (5) by an additional $2.3 million on each of May 15, 2000, June 15, 2000, and July 15, 2000. The remaining outstanding balance under the New Revolving Loan Facility is due and payable in full on August 1, 2000. The Company is currently working on closing several transactions, the proceeds from which will be used to fund the March 31, 1999, commitment reduction. The Company is also in the process of finalizing negotiation of an amendment/waiver with its New Revolving Loan Lenders in the event it is unable to close one or more of these transactions by March 31, 1999.

         On the closing date, the Revolving Lenders delivered to the trustee for Atlantic Gulf's 13% Notes $7.5 million of cash collateral to secure the payment, when presented, of up to $7.5 million of the 13% Notes. The cash collateral, which is treated as a letter of credit guarantee amount, is deemed to be part of the New Revolving Loan Facility.

         On the closing date, Atlantic Gulf paid (1) the collateral agent a closing fee of $1.28 million and (2) the agent a letter of credit guarantee fee of $150,000. Atlantic Gulf also has agreed to pay (a) the collateral agent a servicing fee of $10,000 per month so long as any amounts remain outstanding under the New Revolving Loan Facility and (b) the agent a second letter of credit guarantee fee of $150,000 on the second anniversary of the effective date of the New Revolving Loan Facility if any portion of the letter of credit guarantee amount remains outstanding on that date.

                  NEW TERM LOAN FACILITY. The lenders (the "NEW TERM LOAN LENDERS") under Atlantic Gulf's new term loan facility (the "NEW TERM LOAN FACILITY") are Anglo American Financial and General Motors Employees Global Group Pension Trust. Anglo American Financial is the agent, and MHD is the collateral agent.

         The New Term Loan Facility will mature on the earlier of February 1, 2002, or the date that is thirty (30) days prior to the first date on which any of the holders of the Preferred Stock have the right to require Atlantic Gulf to repurchase any shares of Preferred Stock and bears interest at the rate of fifteen percent (15%) per annum (nineteen percent (19%) per annum upon the occurrence, and continuation, of an event of default). The New Term Loan Facility contains standard and customary representations, warranties and covenants for a facility of its type, size and term, including a consolidated net worth covenant.

         On the closing date, Atlantic Gulf paid the agent a closing fee of $2.0 million.

                  AMENDMENTS TO THE SECURED AGREEMENT AND INVESTMENT AGREEMENT. As part of the December 1998 Debt Refinancing:

         1. Apollo consented to Atlantic Gulf entering into the New Senior Loan Agreements and agreed to subordinate its collateral interest in certain Company assets, and in exchange therefor:

                  a. Atlantic Gulf issued an $850,000 promissory note to Apollo (the "$850,000 NOTE"). The $850,000 Note will mature on February 1, 2002, and provides for current payments of interest only at the rate of ten percent (10%) per annum (fifteen percent (15%) per annum upon the occurrence and continuation of an event of default), monthly in arrears.

                  b. Atlantic Gulf issued a $1 million promissory note to Apollo (the "$1 MILLION NOTE"). The $1 Million Note will mature on February 1, 2002, and provides for payments of interest only at the rate of ten percent (10%) per annum (fifteen percent

                           (15%) per annum upon the occurrence and continuation of an event of default), monthly in arrears. Atlantic Gulf has the obligation, under certain circumstances, to prepay seventy five percent (75%) of the original principal amount of the $ 1 Million Note by conveying a 20% net profits interest in a specified project to Apollo.

                           The $850,000 Note and $1 Million Note, both of which are secured by certain Company assets, are together referred to herein as the "NOTES".

                  c. Atlantic Gulf issued 500,000 shares of Common Stock to Apollo (the "ADDITIONAL SHARES").

         2. Apollo and Atlantic Gulf entered into amendments to the Amended and Restated Secured Agreement and Amended and Restated Investment Agreement to (a) conform such agreements to the terms and conditions of the New Senior Loan Agreements,
                  (b) reflect the terms of the Apollo Notes, (c) delete all SP Subsidiary provisions, (e) include the Additional Shares as Registrable Securities and make all of Apollo's Registrable Securities, Warrants and Notes freely transferable (subject to the requirements of the applicable securities laws) and (f) make certain other, technical conforming changes.

                  NEW INTERCREDITOR AGREEMENT. Atlantic Gulf's obligations under the New Senior Loan Facilities and the Secured Agreement are fully secured by security interests in substantially all of Atlantic Gulf's assets (the "COLLATERAL") and guaranteed by certain of Atlantic Gulf's subsidiaries. In connection with the December 1998 Debt Refinancing, Apollo, the New Revolving Loan Lenders, the New Term Loan Lenders and MHD, as collateral agent, entered into a new Intercreditor Agreement (the "NEW INTERCREDITOR AGREEMENT") pursuant to which the parties agreed (1) that the liens of the parties upon the Collateral would have the following priorities and rank: (a) the New Revolving Loan Facility liens and obligations would have first priority, (b) the New Term Loan Facility liens and obligations would have second priority and (c) the Secured Agreement liens and obligations would have third priority and (2) to certain repayment subordinations, standstill periods, blockage periods, payment turnover provisions and related matters.

                  REPAYMENT OF WORKING CAPITAL FACILITY, 13% NOTES AND RECEIVABLE DEBT. On February 2, 1999, the Company repaid (1) the entire outstanding balance ($13.7 million) under its Working Capital Facility, (2) the entire outstanding balance ($39.5 million) under its 13% Notes and (3) its outstanding Mortgage Receivables Loans and Contract Receivables Loans ($7.8 million) with $32 million drawn under its New Revolving Loan Facility (including $7.5 million of cash collateral treated as letter of credit guarantees), $26.5 million drawn under its New Term Loan Facility and $800,000 of other available cash.

         OTHER MATERIAL OBLIGATIONS COMING DUE IN 1999. In addition to the mandatory reductions in the $39.5 million commitment under the New Revolving Loan Facility in 1999, Atlantic Gulf's other material obligations coming due in 1999 include approximately $3 million in property taxes due March 31, 1999. The Company's 1999 business plan contemplates approximately $144 million of expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.

SUBSEQUENT EVENTS

         STRATEGIC  TRANSACTION.  On March 26, 1999, the Company  announced that
(1) its Board of Directors had formed a Special Committee to explore strategic alternatives to maximize stockholder value and (2) it has retained BT Alex. Brown, a leading investment banking firm, to assist the Special Committee in reviewing strategic transactions.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Financial Statements and supplemental data required under this ITEM
8. are provided as Exhibits under ITEM 14. below and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


PART III

The information required by PART III, ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, PART III, ITEM 11. EXECUTIVE COMPENSATION, PART III, ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, and PART III,
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, is incorporated herein by reference to any amendment filed hereto on Form 10-K/A or, alternatively, to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days from the end of 1998.

PART IV

ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENTS SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      1.       FINANCIAL STATEMENTS

                  A.       Consolidated  Balance  Sheets as of December 31, 1998
                           and 1997

                  B. Consolidated Statements of Operations for fiscal years 1998, 1997 and 1996

                  C. Consolidated Statements of Cash Flows for fiscal years 1998, 1997 and 1996

                  D. Consolidated Statements of Stockholders' Equity for the fiscal years 1998, 1997 and 1996

         2.       FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY PART II,
                  ITEM 8 AND BY PART II, ITEM 14(D).

                  A.       Schedule II - Valuation and Qualifying Accounts

         3.       EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K. See c. below.

(b)      REPORTS ON FORM 8-K DURING THE LAST QUARTER OF FISCAL YEAR 1998

         1. The Company filed a report on Form 8-K on December 11, 1998, pursuant to Item 5, Other Events announcing that NASDAQ had de-listed Atlantic Gulf's securities from the NASDAQ National Market, effective as of the close of business on Thursday, December 10, 1998.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K (THE EXHIBIT NUMBERS BELOW CORRESPOND TO THE EXHIBIT NUMBERS IN ITEM 601 OF REGULATION S-K, EXHIBIT TABLE):

         3.       ARTICLES OF INCORPORATION AND BYLAWS:

                  3.1. Amended and Restated Certificate of Incorporation of Atlantic Gulf.(7)

                  3.2. Restated Bylaws of Atlantic Gulf, dated November 17, 1997 (the "Bylaws").(13)

                  3.3.     Amendment to the Bylaws, dated March 24, 1999.

         4.       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                  INDENTURES:

                  4.1. Third Amended and Restated Revolving Loan Agreement, dated as of December 31, 1998, by and among Atlantic Gulf, the lenders signatory thereto and M.H.

                           Davidson & Co., LLC ("MHD"), as agent and collateral agent (the "Revolving Loan Agreement").

                  4.2. Term Loan Agreement, dated as of December 31, 1998, by and among by and among Atlantic Gulf, the lenders signatory thereto, Anglo American Financial, as agent, and MHD as collateral agent (the "Term Loan Agreement").

                  4.3. Secured Agreement, dated as of February 7, 1997, amended and restated as of May 15, 1997, by and among Atlantic Gulf, certain of its subsidiaries, AP-AGC, LLC ("Apollo"), and MHD, as collateral agent (the "Amended and Restated Secured Agreement").(14)

                  4.4 First Amendment to Amended and Restated Secured Agreement, dated as of December 31, 1998, by and among Atlantic Gulf, certain of its subsidiaries, Apollo and MHD, as collateral agent.

                  4.5. Investment Agreement, dated as of February 7, 1997, amended as of March 20, 1997, amended and restated as of May 15, 1997, by and between Atlantic Gulf and Apollo (the "Investment Agreement").(9)

                  4.6. First Amendment to Amended and Restated Investment Agreement, dated as of December 31, 1998, by and among Atlantic Gulf and Apollo.

                  4.7.     Intercreditor  Agreement,  dated as of  December  31,
                           1998, by and among the Revolving Loan Agreement lenders, the Term Loan Agreement lenders, the Secured Agreement obligee and MHD, as collateral agent.

                  4.8      Form of Warrant granted on September 30, 1996.(6)

                  4.9 The Company is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of ten percent (10) of the total assets of the Company and its subsidiaries on a consolidated basis. On request, the Company agrees to furnish a copy of each such instrument to the Commission.

         10.      MATERIAL CONTRACTS:

                  10.1 Trust Agreement among GDC and NCNB National Bank of Florida as Trustee, dated as of January 17, 1991 (for GDC-owned developed lots in Florida).(1)

                  10.2 Tennessee Trust Agreement between GDC and Joe M. Looney, Esq. as Trustee, dated as of December 29, 1989 (for GDC-owned lots in Tennessee).(1)

                  10.3 Trust Agreement No. 2 between GDC and Joe M. Looney, Esq. as Trustee, dated as of May 31, 1991 (for GDFS-owned lots in Tennessee).(1)

                  10.4     Atlantic Gulf's 401(k) Plan.(2)

                  10.5 Atlantic Gulf's Employee Stock Option Plan as amended, as adopted by Atlantic Gulf's Board on April 6, 1993, as approved by Atlantic Gulf's common stockholders at the 1993 Annual Meeting of Stockholders (the "Employee Stock Option Plan"). (3)

                  10.6 Agreement of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.(3)

                  10.7 Joint Venture Contract of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.(3)

                  10.8 Articles of Association of Nanjing Ya Dong International Corporation Limited, dated September 1993, between Nanjing Huan Dong Enterprise/Nanjing Xianlin Agricultural and Grazing Farm and Atlantic Gulf Asia Holdings N.V.(3)

                  10.9 Non-Employee Directors' Stock Option Plan as approved by Atlantic Gulf's common stockholders at the 1995 Annual Meeting of Shareholders.(5)

                  10.10    Atlantic  Gulf  1996  Non-Employee  Directors'  Stock
                           Plan.(11)

                  10.11 Registration Rights Agreement dated as of September 30, 1996 between the Atlantic Gulf and the lenders set forth in Exhibit A of the agreement.(6)

                  10.12 Utility Lot Trust Agreement, dated as of December 26, 1996, between Atlantic Gulf and the Division of Florida Land Sales, Condominiums, and Mobile Homes, and Peninsula State Title, as Trustee.(8)

                  10.13 Restated, Amended and Consolidated Trust Agreement, dated as of December 26, 1996, amended as of December 30, 1996, between the State of Florida, Department of Business Regulation, Division of Florida Land Sales, Condominiums, and Mobile Homes, Atlantic Gulf and First Union National Bank of Florida, as Trustee.(8)

                  10.14    First   Amendment  to  the   Restated,   Amended  and
                           Consolidated Trust Agreement, dated as of December 26, 1996, amended as of December 30, 1996.(8)

                  10.15 Employment Agreement, dated November 17, 1997, effective July 1, 1997, between Atlantic Gulf and J. Larry Rutherford, with form of Stock Incentive Plan and Agreement for J. Larry Rutherford, and Amendment to Employment Agreement, dated November 26, 1997.(12)

                  10.16 Modification of Employment Agreement between the Company and J. Larry Rutherford, dated December 27, 1997.(13)

                  10.17 Employment Agreement, dated November 19, 1997, effective November 17, 1997, between Atlantic Gulf and John Laguardia, with form of Stock Option Plan and Agreement for John Laguardia.(12)

                  10.18 Employment Agreement, dated November 17, 1997, effective July 1, 1997, between Atlantic Gulf and Thomas W. Jeffrey, with form of Existing Plan Stock Option Agreement for Thomas W. Jeffrey, and New Stock Option Plan and Agreement for Thomas W. Jeffrey.(12)

                  10.19 Amendment to the Employee Stock Option Plan, as approved by Atlantic Gulf's common stockholders at the 1997 Annual Meeting of Stockholders.

                  10.20 Amendment of the Non-Employee Directors' Stock Plan, dated as of April 1, 1998.

                  10.21 Amendment of the Non-Employee Directors' Stock Option Plan, dated as of April 15, 1998.

                  10.22    Order   Granting   Government's   Motion   for  Early
                           Termination of Compliance Program and Special Master, dated as of December 9, 1998.

         21.      SUBSIDIARIES OF THE COMPANY

         23.      ACCOUNTANTS' CONSENT - Ernst & Young LLP

         27.      FINANCIAL DATA SCHEDULE

----------

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

         (4)      Reserved.

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

         (14)     These  exhibits  are  incorporated   herein  by  reference  to
                  Atlantic Gulf's Amended Annual Report on Form 10-K/A for the year ended December 31, 1997, as filed with the SEC.

(d) Financial Statement Schedules required by Regulation S-X that are excluded from the Annual Report to Stockholders by Rule 14a-3(b) promulgated pursuant to Section 14 of the Securities Exchange Act of 1934, including (1) separate financial statements of subsidiaries and 50 percent of less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ATLANTIC GULF COMMUNITIES CORPORATION


                           By: /s/ THOMAS W. JEFFREY
                               -------------------------------------------------
                                   Thomas W. Jeffrey
                                   Executive Vice President
                                   and Chief Financial Officer

                                   Date:  March 31, 1999


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ J. LARRY RUTHERFORD                              Date:  March 31, 1999
------------------------------
J. Larry Rutherford
Chairman of the Board,
President and Chief
Executive Officer,
Director


/s/ PAULA J. COOK                                    Date:  March 31, 1999
------------------------------
Paula J. Cook
Vice President and Controller
(Principal Accounting Officer)


/s/ GERALD N. AGRANOFF                               Date:  March 31, 1999
------------------------------
Gerald N. Agranoff
Director


/s/ JAMES M. DEFRANCIA                               Date:  March 31, 1999
------------------------------
James M. DeFrancia
Director

/s/ STUART F. KOENIG                                 Date:  March 31, 1999
------------------------------
Stuart F. Koenig
Director


/s/ RICARDO KOENIGSBERGER                            Date:  March 31, 1999
------------------------------
Ricardo Koenigsberger
Director


/s/ CHARLES K. MACDONALD                             Date:  March __, 1999
------------------------------
Charles K. MacDonald
Director



/s/ LEE NEIBART                                      Date:  March 31, 1999
------------------------------
Lee Neibart
Director

                          INDEX TO FINANCIAL STATEMENTS


             Atlantic Gulf Communities Corporation and Subsidiaries

                        Consolidated Financial Statements




Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 1998, 1997 and 1996                                          F-4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997 and 1996                                          F-5

Consolidated Statements of Common Stockholders' Equity
   for the Years Ended December 31, 1998, 1997 and 1996                      F-6

Notes to Consolidated Financial Statements                                   F-7

Consolidated Financial Statement Schedule for each of the periods in the three years ended December 31, 1998:

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

                           Report of Ernst & Young LLP
                    Independent Certified Public Accountants


Board of Directors and Stockholders
Atlantic Gulf Communities Corporation

We have audited the accompanying consolidated balance sheets of Atlantic Gulf Communities Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Gulf Communities Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP


Miami, Florida
March 11, 1999, except for the last
paragraph of Note 20, as to
which the date is March 26, 1999.


             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
               (in thousands, except share amounts and par value)

                                                                   1998         1997
                                                                ---------    ---------
         Assets
         ------
Cash and cash equivalents                                       $   9,413    $   9,188

Restricted cash and cash equivalents                                1,041        1,713

Contracts receivable, net                                           4,109        6,336

Mortgages, notes and other receivables, net                        29,273       34,910

Land and residential inventory                                    166,870      130,506

Property, plant and equipment, net                                  3,950        1,754

Other assets, net                                                  15,150       18,664
                                                                ---------    ---------
Total assets                                                    $ 229,806    $ 203,071
                                                                =========    =========
         Liabilities and Stockholders' (Deficit) Equity
         ----------------------------------------------

Accounts payable and accrued liabilities                        $  17,533    $  13,615

Other liabilities                                                   8,207       10,046

Notes and mortgages payable                                       151,805      132,408
                                                                ---------    ---------
                                                                  177,545      156,069
                                                                ---------    ---------

Redeemable Preferred Stock
         Series A, 20%, $.01 par value, 2,500,000
         shares authorized; 2,500,000 shares issued
     `   and outstanding, having a liquidation
         preference of $32,706, as of December 31,1998;
         2,326,475 shares issued and outstanding, having
         a liquidation preference of $25,254,
         as of December 31, 1997                                   30,403       22,378

         Series B, 20%, $.01 par value; 2,000,000
         shares authorized; 2,000,000 shares issued
         and outstanding, having a liquidation
         preference of $25,898 and $21,307 as of
         December 31, 1998 and 1997, respectively                  24,417       19,306
                                                                ---------    ---------
                                                                   54,820       41,684
                                                                ---------    ---------

Commitments and Contingencies

Common stockholders' (deficit) equity
         Common stock, $.10 par value, 70,000,000
           shares authorized; 11,933,359 and 11,607,526
           shares issued as of December 31, 1998 and
           1997, respectively                                       1,193        1,161

         Contributed capital                                      117,994      128,930

         Accumulated deficit                                     (115,379)    (119,052)

         Accumulated other comprehensive loss                      (6,351)      (5,712)

         Treasury stock, 158,536 and 86,277 shares, at cost           (16)          (9)
                                                                ---------    ---------
Total common stockholders' (deficit) equity                        (2,559)       5,318
                                                                ---------    ---------

Total liabilities and common stockholders' (deficit) equity     $ 229,806    $ 203,071
                                                                =========    =========
See accompanying notes to consolidated financial statements.

                                      F-3

                        ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Operations
                             Years Ended December 31, 1998, 1997 and 1996
                                (in thousands, except per share data)

                                                                   1998         1997         1996
                                                                 ---------    ---------    ---------
Revenues:
  Real estate sales:
      Homesite                                                   $  17,276    $  24,606    $  52,910
      Commercial                                                    55,525       32,029       53,693
      Vertical residential units                                        --       10,984       20,962
                                                                 ---------    ---------    ---------
         Total real estate sales                                    72,801       67,619      127,565
Other operating revenue                                              6,017        3,011        4,919
Interest income                                                      4,937        6,018        6,295
                                                                 ---------    ---------    ---------
         Total revenues                                             83,755       76,648      138,779
                                                                 ---------    ---------    ---------
Costs and expenses:
  Direct cost of real estate sales:
    Homesite                                                        14,783       23,372       42,258
    Commercial                                                      44,970       35,787       44,331
    Vertical residential units                                          --       13,033       16,725
                                                                 ---------    ---------    ---------
         Total direct cost of real estate sales                     59,753       72,192      103,314
Inventory valuation reserves                                           195       14,457       12,283
Selling expense                                                      6,510        8,502       13,525
Operating expenses                                                   2,010        1,505        1,986
Real estate costs                                                    9,598       14,984       19,384
General and administrative expense                                   9,908       12,297       12,410
Cost of borrowing, net of amounts capitalized                        4,375       12,222       13,430
Other expense                                                          853        1,463          512
                                                                 ---------    ---------    ---------
         Total costs and expenses                                   93,202      137,622      176,844
                                                                 ---------    ---------    ---------
         Operating loss                                             (9,447)     (60,974)     (38,065)
                                                                 ---------    ---------    ---------
           Other income (expense):
             Reorganization reserves
               Utility trust accounts                                3,666           --       11,859
               Utility connection reserve                            1,063        1,063        4,097
               Contract receivables termination refunds                104          706         (112)
               Refund of unclaimed expired notes                     8,549           --           --
               Other reorganization reserves                            --        1,761        2,246
             Utility condemnation                                       --           --        4,122
             Land mortgages receivable valuation discount             (184)         (92)       1,020
             Miscellaneous                                             (78)        (810)       2,282
                                                                 ---------    ---------    ---------
                              Total other income (expense)          13,120        2,628       25,514
                                                                 ---------    ---------    ---------
         Income (loss) before extraordinary items                    3,673      (58,346)     (12,551)
         Extraordinary gains on extinguishment of debt                  --           --       13,732
                                                                 ---------    ---------    ---------
         Net income (loss)                                           3,673      (58,346)       1,181
                                                                 ---------    ---------    ---------
         Less:
             Accrued preferred stock dividends                      10,309        3,296           --
             Accretion of preferred stock to redemption amount       1,332          427           --
                                                                 ---------    ---------    ---------
                                                                    11,641        3,723           --
                                                                 ---------    ---------    ---------
         Net (loss) income applicable to common stock            $  (7,968)   $ (62,069)   $   1,181
                                                                 =========    =========    =========
         Basic and diluted earnings per common share:
             Net (loss) income per common share                  $   (0.68)   $   (5.82)   $     .12
                                                                 =========    =========    =========
         Weighted average common shares outstanding                 11,640       10,661        9,709
                                                                 =========    =========    =========

See accompanying notes to consolidated financial statements.

                     ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                          Years Ended December 31, 1998, 1997 and 1996
                                    (in thousands of dollars)

                                                              1998         1997         1996
                                                            ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                         $   3,673    $ (58,346)   $   1,181

  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                               4,807        5,033        5,244
    Other income                                               (3,259)      (2,396)     (19,337)
    Loss from sale of property, plant and equipment                 3           36           94
    Gains from utility condemnations or sales                      --           --       (5,504)
    Extraordinary gains from extinguishment of debt                --           --      (13,732)
    Reorganization items                                          746          549       (1,477)
    Inventory valuation reserves                                  195       14,457       12,283
    Land acquisitions                                         (24,875)     (21,423)      (9,338)
  Other net changes in assets and liabilities:
    Restricted cash                                               672        4,321        2,427
    Receivables                                                 7,499       19,351         (403)
    Land and residential inventory                              6,702       45,091       61,694
    Other assets                                                3,514       (9,401)     (12,367)
    Accounts payable and accrued liabilities                    3,866       (3,046)      (2,753)
    Other liabilities                                          (3,224)      (5,648)      (2,731)
    Other, net                                                     --         (103)        (273)
                                                            ---------    ---------    ---------
      Net cash provided by (used in) operating activities         319      (11,525)      15,008
                                                            ---------    ---------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                   (2,876)        (455)        (228)
  Proceeds from sale of property, plant and equipment              --            1        1,885
  Proceeds from utility condemnations or sales                     --           --       28,699
  Funds withdrawn from utility trust accounts                   3,774       12,109           --
                                                            ---------    ---------    ---------
      Net cash provided by investing activities                   898       11,655       30,356
                                                            ---------    ---------    ---------

Cash flows from financing activities:
  Borrowings under credit agreements                           71,412      120,097      123,848
  Repayments under credit agreements                          (74,531)    (168,860)    (161,477)
  Principal payments on other liabilities                          --       (2,494)      (4,250)
  Proceeds from issuance of common stock                          632       10,000           --
  Proceeds from issuance of preferred stock                     1,495       43,265           --
  Proceeds from exercise of stock options                          --           --            5
                                                            ---------    ---------    ---------
      Net cash (used in) provided by financing activities        (992)       2,008      (41,874)
                                                            ---------    ---------    ---------

Increase in cash and cash equivalents                             225        2,138        3,490
Cash and cash equivalents at beginning of period                9,188        7,050        3,560
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of period                  $   9,413    $   9,188    $   7,050
                                                            =========    =========    =========

Supplemental cash flow information:

  Income tax payments                                       $      --    $     103    $      --
                                                            =========    =========    =========

  Interest payments, net of amounts capitalized             $     322    $   6,552    $  12,268
                                                            =========    =========    =========

  Reorganization item payments                              $      46    $   1,756    $   5,099
                                                            =========    =========    =========

See accompanying notes to consolidated financial statements.

                                       ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Common Stockholders' Equity
                                            Years Ended December 31, 1998, 1997 and 1996
                                                           (in thousands)

                                                                                                   Accumulated
                                                 Common Stock                                        Other
                                                 -------------       Contributed    Accumulated   Comprehensive Treasury
                                                Shares(1) Amount       Capital        Deficit         Loss       Stock   Total
                                                ------    ------       -------        -------         ----       -----   -----
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1996                        9,772    $   977      $120,115    $  (61,887)       $(4,825)    $  -  $ 54,380
-------------------------------------------------------------------------------------------------------------------------------

 Net income                                          -          -             -         1,181              -        -     1,181

 Minimum pension liability adjustment                -          -             -             -         (1,175)       -    (1,175)
                                                                                                                       --------
 Comprehensive income                                                                                                         6
                                                                                                                       --------
 Stock returned                                    (86)         -             -             -              -       (9)       (9)

 Shares issued under director stock plan            18          2            98             -              -        -       100

 Warrants issued to pay down Secured
    Cash Flow Notes                                  -          -         1,875             -              -        -     1,875

 Exercise of stock options                           1          -             5             -              -        -         5

 Shares issued to director as
    recapitalization committee fee                   4          1            30             -              -        -        31
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                       9,709        980       122,123       (60,706)        (6,000)      (9)   56,388
-------------------------------------------------------------------------------------------------------------------------------

 Net loss                                            -          -             -       (58,346)             -        -   (58,346)

 Minimum pension liability adjustment                -          -             -             -            288        -       288
                                                                                                                       --------
 Comprehensive loss                                                                                                     (58,058)
                                                                                                                       --------
 Shares issued under director stock plan            36          3           189             -              -        -       192

 Common shares issued                            1,776        178         9,822             -              -        -    10,000

 Proceeds from issuance of warrants                  -          -           519             -              -        -       519

 Accrued preferred stock dividends                   -          -        (3,296)            -              -        -    (3,296)

 Preferred stock accretion                           -          -          (427)            -              -        -      (427)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                      11,521      1,161       128,930      (119,052)        (5,712)      (9)    5,318
-------------------------------------------------------------------------------------------------------------------------------

 Net income                                          -          -             -         3,673              -        -     3,673

 Minimum pension liability adjustment                -          -             -             -           (639)       -      (639)
                                                                                                                       --------
 Comprehensive income                                                                                                     3,034
                                                                                                                       --------
 Stock returned                                    (72)         -             -             -              -       (7)       (7)

 Shares issued under director stock plan            43          4           101             -              -        -       105

 Common shares issued                              283         28           583             -              -        -       611

 Proceeds from issuance of warrants                  -          -            21             -              -        -        21

 Accrued preferred stock dividends                              -       (10,309)            -              -        -   (10,309)

 Preferred stock accretion                           -          -        (1,332)            -              -        -    (1,332)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      11,775    $ 1,193      $117,994    $ (115,379)       $(6,351)    $(16) $ (2,559)
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


(1)      Net of treasury stock shares.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  (a)   GENERAL.   Atlantic   Gulf   Communities   Corporation's
         ("Atlantic Gulf" or the "Company") core business consists of three principal business lines: (1) "Primary Market Operations," consisting of the acquisition, development and sale of real estate projects such as single family lots, multi-family lots/units, and residential tract sales ("Primary Projects") containing residential homesite components ("Homesites") and/or non-residential components, such as commercial, industrial, office and institutional ("Commercial Development') in primary markets in Florida and selected primary markets in the southeastern United States ("Primary Markets"); (2) "Luxury/Resort Operations," consisting of the acquisition, development and sale of real estate projects ("Luxury/Resort Projects") involving one or more of the following activities: Homesite development, construction of "Vertical Residential Units" (i.e., single family housing, condominiums and timeshare units), and construction and operation of equity golf clubs and other amenities ("Amenities") in selected markets in Florida and Colorado ("Luxury/Resort Markets"); and (3) "Other Operations," consisting principally of (a) "Environmental Services," consisting of the provision of environmental services to third parties on a contract basis and (b) "Receivables Portfolio Management," consisting of portfolio management of primarily contracts receivables and mortgages receivables. The Company's (i) Primary Markets and Luxury/Resort Markets are referred to as its "Core Markets" and (ii) Primary Projects and Luxury/Resort Projects are referred to as its "Core Projects."

                  The Company is also engaged in the orderly disposition of scattered predecessor homesites ("Predecessor Homesites") and tracts ("Predecessor Tracts") located in secondary markets in Florida and Tennessee (collectively, "Predecessor Assets"). The continuing disposition of Predecessor Assets is a run-off business and not part of the Company's core business.

                  (b) CONSOLIDATION. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries controlled by the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  (c) USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  (d) REORGANIZATION. In April 1990 (the "Petition Date"), Atlantic Gulf's predecessor corporation ("Predecessor Company") and certain of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Predecessor Company's Plan of Reorganization ("POR") was confirmed on March 27, 1992 by the Bankruptcy Court and became effective on March 31, 1992 ("Effective Date"). Atlantic Gulf, as the successor Company, adopted a new charter and business plan.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  (e) SALES REVENUES AND COSTS OF SALES. Revenue from sales of residential units (other than sales of Regency Island Dunes ("Regency Island Dunes") condominium units) is recognized when the earnings process is complete. Revenue from the sale of Regency Island Dunes condominium units was recognized using the percentage-of-completion method. Earned revenue was based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage was then applied to the expected revenue associated with units that had been sold to date. Revenue from the sale of land is recognized when (i) the cash received is at least 20% of the selling price (10% for retail land sales), (ii) the earnings process is complete and (iii) the collection of any remaining receivable is reasonably assured.

                  Cost of sales of residential units (other than Regency condominium sales) is determined on a specific identification basis. Cost of sales of Regency condominium units was determined using the percentage-of-completion method. Cost of sales of land is determined on a Project basis, using the relative sales value method.

                  (f) INVENTORY. Costs capitalized are allocated on a specific Project identification basis. Residential unit costs are accounted for on a specific identification basis and all inventory is stated at cost or at values determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Inventory under development and held for future development is evaluated at least quarterly for impairment if impairment indicators are present. An impairment write-down to fair value is made if the estimated undiscounted cash flows from an item of inventory are less than the carrying amount of such inventory. Inventory that is substantially complete and ready for its intended use is carried at the lower of carrying amount or fair value less cost to sell. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of each individual parcel

                  (g) DEPRECIATION. Depreciation and amortization is provided on a straight-line basis on the following assets:


                                                                Estimated
                                                              useful lives in
                                                                   years
                                                              ---------------

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

                  (h) INCOME TAXES. Income taxes have been provided using the liability method in accordance with SFAS No. 109, ACCOUNTING FOR
         INCOME TAXES.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  (i) CAPITALIZED INTEREST. The Company capitalizes interest on Core Projects under development and joint ventures accounted for on the equity method on a specific Project identification basis. Capitalized interest approximated $15,130,000, $7,804,000 and $5,693,000 for 1998,
         1997 and 1996, respectively.

                  (j) CASH AND CASH EQUIVALENTS. The Company includes in cash and cash equivalents all highly liquid debt instruments purchased with a maturity of three months or less. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial instruments in which these assets are invested.

                  Restricted cash and cash equivalents include amounts held in sale escrow accounts, development cash collateral accounts, funds in a trust to pay certain bankruptcy claims and various other escrow accounts.

                  (k) DEFERRED DEBT ISSUANCE COSTS. Costs associated with the issuance of the Company's various debt instruments or closing of other financing transactions have been deferred and are being amortized over the term of the related debt. Amortization of deferred debt issuance costs, included in cost of borrowing, net in the accompanying consolidated statements of operations, was $4,130,000, $1,463,000 and $1,187,000 for 1998, 1997 and 1996, respectively.

                  (l) REPORTING ON ADVERTISING COSTS. The Company expenses advertising costs as incurred. The Company recognized advertising expenses of $1,498,000, $1,608,000 and $3,577,000 for 1998, 1997 and
         1996, respectively, and these expenses are included in selling and other real estate costs in the accompanying consolidated statements of operations. The Company did not incur any direct response advertising cost, as defined by SOP 93-7, during the period.

                  (m) ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company will continue to account for stock-based compensation plans under the provisions of APB 25 - Accounting for Stock Issued to Employees. The Company discloses the pro forma information required for stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock Based Compensation.

                  (n) EARNINGS PER COMMON SHARE. Basic and diluted earnings per share is calculated and presented to conform with the requirements of SFAS No. 128, Earnings Per Share.

                  (o) RECENT ACCOUNTING  PRONOUNCEMENTS.  As of January 1, 1998,
         the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company has elected to report comprehensive income in the consolidated statements of stockholders' equity. Prior year amounts have been reclassified to conform to the requirements of SFAS No. 130.

                  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position. See Note 19.

                  During 1998, the Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, that supersedes the disclosure requirements of SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, and SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Company adopted SFAS No. 132 on January 1, 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

                  (p) RECLASSIFICATION. Certain amounts in the consolidated financial statements have been reclassified to conform with the 1998 presentation.

(2)      RECEIVABLES PORTFOLIO

                  The receivables portfolio consists of:

                  (a)   CONTRACT RECEIVABLES.   At December 31, Contract
         Receivables consisted of the following (in thousands of dollars):

                                                         1998            1997
                                                       --------        --------

        Contract Receivables, gross                    $  4,551        $  7,347
        Reserve for estimated future cancellations,
           net of estimated land recoveries                   -            (244)
        Valuation discounts to yield 15%                   (442)           (767)
                                                       --------        --------
                                                       $  4,109        $  6,336
                                                       ========        ========

                  Stated interest rates on the Contract Receivables outstanding at December 31, 1996, 1997 and 1998 ranged from 4% to 12.5% (averaging approximately 7.0%). The original terms of the Contract Receivables were 10 to 12 years.

                  Total future cancellations are estimated at $550,000 and $1,128,000 as of December 31, 1998 and 1997, respectively, based on prior cancellation experience. When a contract cancels, the Company recovers/restores the Predecessor Asset to inventory at its current fair value. Total future recoveries are estimated at $550,000 and $884,000 as of December 31, 1998 and 1997, respectively. Based on actual collection and cancellation activity, the estimated future cancellations and recoveries were adjusted resulting in net gains of $141,000 and $47,000 in 1998 and 1997, respectively, and a net loss of $395,000 in 1996 recorded in other income (expense) in the accompanying consolidated statements of operations. There are no significant concentrations of credit risk associated with the Contract Receivables.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  The  Company  amortizes  the  valuation   discounts  over  the
         expected life of the Contract Receivables. This amortization, included in results of operations in the accompanying consolidated statements of operations, amounted to $325,000, $673,000 and $1,153,000 for 1998,
         1997 and 1996, respectively. The valuation discounts were increased by $44,000 in 1998 due to lower than anticipated collection activity in 1998 resulting in a loss of $44,000 recorded in other income (expense) in the accompanying consolidated statements of operations. The valuation discounts were reduced by $106,000 in 1997 due to higher than anticipated collection and cancellation activity since the Effective Date resulting in a gain of $106,000 recorded in other income (expense) in the accompanying consolidated statements of operations.

                  As of December 31, 1998, scheduled principal collections on the Contract Receivables for the next five years ending December 31, 2003 and thereafter are as follows: 1999 - $1,853,000, 2000 -
         $1,335,000,  2001 -  $837,000,  2002 -  $369,000,  2003 - $109,000  and
         thereafter - $48,000.

                  The Contract Receivables serve as collateral for a portion of the Company's indebtedness (see Note 8).

                  (b) MORTGAGES AND OTHER RECEIVABLES. At December 31, 1998, Mortgages and Other Receivables, net consisted of (in thousands of dollars):


                                                     1998             1997
                                                  ----------       ---------
           Mortgage Receivables,
              net of valuation reserves of
              $2,483 and $2,605                   $  20,246        $  28,091
           Sunset Lakes Receivable                    1,794            1,193
           Jupiter Ocean Grande Receivable            2,478            1,269
           Other Receivables                          4,755            4,357
                                                  ---------        ---------
                                                  $  29,273        $  34,910
                                                  =========        =========

                           (i) MORTGAGE RECEIVABLES. The Mortgage Receivables are typically three to five year notes using 15-20 year amortization schedules with a balloon payment at the end. Most Mortgage Receivables are secured by Predecessor Tracts. The stated interest rate on Mortgage Receivables is typically prime plus two percent. The Company has established a reserve for estimated future delinquencies on its Mortgage Receivables. The value of the land securing the Mortgage Receivables is estimated to equal or exceed the net book value of the related receivables as adjusted by valuation reserves.

                  The Company entered into two-secured borrowing transactions (one in March 1997 and another in December 1997) with the First National Bank of Boston ("BankBoston") pursuant to which the Company
         (i) borrowed approximately $7.0 million and $5.2 million, respectively, from

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         BankBoston and (ii) transferred approximately $9.3 million and $6.9 million, respectively, of Mortgage Receivables to BankBoston as collateral for the borrowings. The Company financed an additional $1 million net amount of Mortgage Receivables under the agreement in January 1998 for approximately $0.8 million. The Company used the proceeds from these transactions to reduce its corporate debt and to fund ongoing operations. These borrowings were subsequently repaid on February 2, 1999. See Note 20.

                  In July 1996, the Company sold approximately $19.8 million of Mortgage Receivables to a limited partnership financed by Harbourton Residential Capital Company, Ltd. ("Harbourton"). The Company received approximately $13.3 million at closing, plus a residual interest in the limited partnership. The Company used the proceeds from this transaction to reduce corporate debt and to fund ongoing operations (see Note 8). These borrowings were subsequently repaid on February 2, 1999. See Note 20.

                   As part of a settlement with certain Predecessor Homesite customers, the Company established various trusts. The Company funded these trusts with cash, stock and notes based on estimates of the costs of its future improvement obligations. The Company periodically assesses the adequacy of the property in the trusts and reserves and any excess or deficiency accrues to the benefit or becomes an obligation of the Company (see Note 12). In December 1996, it was determined that approximately $12.1 million in cash plus $6.2 million of notes could be recovered from various utility trusts. A receivable for the $12.1 million, which was received in January 1997, was recorded as of December 31, 1996, and a gain of $11.9 million, net of expenses, was recorded in other income (expense) in the accompanying consolidated statements of operations.

                           (ii) SUNSET LAKES RECEIVABLE. The Sunset Lakes Receivable consists of a management fee accrual from the Sunset Lakes JV of $1,174,000 and $521,000 in 1998 and 1997, respectively, of which $653,000 and $458,000 were earned in 1998, and 1997, respectively. The Sunset Lakes Receivable also includes $620,000 and $672,000 as of December 31, 1998 and 1997 respectively, of interest accrued on amounts loaned by one of the Company's consolidated subsidiaries to the Sunset Lakes JV Project.

                           (iii) JUPITER OCEAN GRANDE RECEIVABLE. The Jupiter Ocean Grande Receivable consists of a $2,271,000 and a $1,186,000 loan to the Jupiter Ocean Grande JV Project plus $206,000 and $83,000 of accrued interest for 1998 and 1997, respectively.

                  (c) SCHEDULED COLLECTIONS. Scheduled collections of principal on Mortgages and Other Receivables for the next five years ending December 31, 2003 and thereafter are as follows: 1999 - $5,676,000, 2000 - $3,484,000, 2001 - $4,034,000, 2002 - $5,243,000, 2003 -
         $2,630,000 and

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         thereafter  -  $213,000.   Substantially   all  other  receivables  are
         non-interest bearing and have no stated maturity.

                  (d) Collateral. Substantially all of the Mortgages and Other Receivables serve as collateral for a portion of the Company's indebtedness (see Note 8).

(3)      LAND AND RESIDENTIAL INVENTORY

                  (a) General. At December 31, land and residential inventory consisted of the following (in thousands of dollars):

                                                      1998               1997
                                                   ---------          ---------
Primary Market Operations                          $  48,720          $  39,975
Luxury/Resort Operations                              81,806             34,867
Predecessor Assets                                    41,259             70,508
Other                                                    950              1,772
                                                   ---------          ---------
Gross Inventory                                      172,735            147,122
Valuation Reserves                                    (5,865)           (16,616)
                                                   ---------          ---------

Total                                              $ 166,870          $ 130,506
                                                   =========          =========

                  (b) NET VALUATION RESERVES. Land and residential inventory are net of net valuation reserves of $5.1 million and $15.6 million as of December 31, 1998 and 1997, respectively. In conjunction with the Company's reviews in 1998, 1997 and 1996 of the fair values associated with its land and residential inventory, the Company provided additional net valuation reserves to reduce the carrying value of its land and residential inventory in the amounts of $195,000, $14.5 million and $10.4 million for 1998, 1997 and 1996, respectively, which were charged to land and residential inventory valuation reserves in the accompanying consolidated statements of operations.

                  (c) ENVIRONMENTAL RESERVES. Land and residential inventory also is net of environmental reserves of $770,000 and $950,000 as of December 31, 1998 and 1997, respectively. See Note 12. Based on a review of the environmental reserve and recent changes in Florida state laws, this reserve was reduced by $180,000, $250,000 and $1.3 million in 1998, 1997 and 1996, respectively, and recorded in other income (expense) in the accompanying consolidated statements of operations.

                  (d) CORE PROJECTS ACQUIRED IN 1998. In 1998, the Company acquired the following Core Projects:

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                           (i) In April 1998, the Company acquired and sold the Dave's Creek Project, in Forsythe County, Georgia. The project was sold for approximately $27.3 million, with a cost of approximately $23.2 million.

                           (ii) In September 1998, the Company acquired the Aspen Springs Ranch Project, in Glenwood Springs, Colorado, for approximately $17.8 million, of which $2.0 million was paid in cash and the balance was financed by an acquisition loan.

                  (e) CORE PROJECTS ACQUIRED IN 1997. In 1997, the Company acquired the following Core Projects:

                           (i) In June 1997, the Company acquired the Riverwalk Tower Project, in Fort Lauderdale, Florida, for approximately $5.6 million, of which $2.6 million was financed by an acquisition loan and the balance was paid for in cash.

                           (ii) In July 1997, the Company acquired the Trails of West Frisco Project in Frisco, Texas, for approximately $7.5 million, which was paid for in cash.

                           (iii) In August 1997, the Company acquired the Saxon Woods Project, in Orlando, Florida, for approximately $2.9 million, of which $1.3 million was financed by an acquisition loan and the balance was paid for in cash.

                           (iv) In the third quarter of 1997, the Company acquired an additional 551 acres (bringing its total number of acres owned to approximately 868) in its West Bay Club Project for approximately $13.7 million, of which $8.7 was financed with seller financing secured by mortgages on the property and the balance was paid for in cash. The seller financed amounts are non-cash financing activities and, therefore, are not reflected in the accompanying consolidated statements of cash flows.

                  (f) Collateral. Substantially all of the Company's land and residential inventory serves as collateral for a portion of the Company's indebtedness (see Note 8) and certain of its other liabilities and commitments (see Notes 7 and 12).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)      PROPERTY, PLANT AND EQUIPMENT

                  (a) GENERAL. At December 31, property, plant and equipment, net, at cost, consisted of (in thousands of dollars):


                                                     1998            1997
                                                    ------          ------
          Land and improvements                     $   87          $   80
          Buildings                                  1,227           1,345
          Fixtures and equipment                     4,155           3,402
          Accumulated depreciation                  (3,680)         (3,211)
          Construction in progress                   2,161             138
                                                    ------          ------
                                                    $3,950          $1,754
                                                    ======          ======

                  (b) UTILITY SYSTEMS SOLD IN 1996. During 1996, the Company sold its two remaining utility systems.

                           (i) PORT LABELLE UTILITY SYSTEM. In February 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000 which is included in other income (expense) in the accompanying consolidated statements of operations. The Company used the proceeds to repay indebtedness.

                           (ii) JULINGTON CREEK UTILITY SYSTEM. In June 1996, the Company sold its Julington Creek utility system for $6.0 million resulting in a gain of $696,000 which is included in other income (expense) in the accompanying consolidated statements of operations. Of the net proceeds of approximately $5.7 million from this sale, approximately $5.0 million was used to repay indebtedness.

                  (c)  COLLATERAL.   Substantially   all  property,   plant  and
         equipment   serve  as  collateral   for  a  portion  of  the  Company's
         indebtedness (see Note 8).

(5)      OTHER ASSETS

                  (a) GENERAL. At December 31, other assets consisted of the following (in thousands of dollars):

                                                       1998             1997
                                                     -------          -------
             Sunset Lakes JV Project                 $ 5,205          $ 7,830
             Falcon Trace JV Project                   3,874            3,733
             Jupiter Ocean Grande JV Project           2,094            2,459
             Other real estate related assets          1,601            2,008
             Other assets                              2,376            2,634
                                                     -------          -------
                                                     $15,150          $18,664
                                                     =======          =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  (b) SUNSET LAKES JV PROJECT. The Company is the managing general partner with an unaffiliated third party in the Sunset Lakes Joint Venture ("Sunset Lakes JV"). The Sunset Lakes JV owns the Sunset Lakes JV Project, which is located in southwest Broward County, Florida. The Company (i) has a 65% interest in the profits and losses of the Sunset Lakes JV and (ii) is entitled to a fee from Sunset Lakes JV in an amount equal to 4% of development costs. The Company does not control the Sunset Lakes JV. The Company's partner must consent to major transactions and actions of Sunset Lakes JV, including the sale of substantially all of its properties and assets, modifications of its business plan, phasing of sales, development and construction activities, financing and the acquisition of additional property. Accordingly, the Company accounts for the Sunset Lakes JV Project under the equity method.

                  (c) FALCON TRACE JV PROJECT. In April 1996, the Company acquired the Falcon Trace JV, in Orlando, Florida, for approximately $5.3 million, of which $2.4 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property and the balance was paid for in cash. In December 1996 (and as amended in March 1997), the Company and Cypress agreed to a restructuring in which the Company contributed its net investment in the Falcon Trace Project and its partner, Cypress, through an affiliate, contributed its mortgage on the property, to Falcon Trace Partners Limited Partnership. The Company has a 65% limited partnership interest in the Falcon Trace JV Project after expenses and fixed returns to the partners. The Company does not control the partnership. Cypress is the managing venturer and must consent to major transactions and actions of the partnership including the sale of the property and assets of the Falcon Trace JV, modification of its business plan, development and construction activities, financing, and the acquisition of additional property. Accordingly, the Company accounts for the Falcon Trace JV Project under the equity method.

                  (d) JUPITER OCEAN GRANDE JV PROJECT. In January 1995, the Company acquired two acres in its Jupiter Ocean Grande Project for approximately $2 million in cash. In January 1996, the Company purchased the remaining four acres of the Jupiter Ocean Grande Project for an additional $2.2 million in cash. In June 1995, an unaffiliated third party acquired a 50% Joint Venture interest in the Jupiter Ocean Grande Project for $4.3 million, $1.8 million of which was paid in June 1995, $2 million of which was paid in January 1996, and the remaining $0.5 million was a credit for reimbursable Jupiter Ocean Grande JV Project expenses.

                  (e) OTHER. Other real estate related assets include refundable deposits to acquire additional property and costs incurred to obtain regulatory permits and approvals to develop property under contract.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(6)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                  (a) GENERAL. At December 31, accounts payable and accrued liabilities consisted of (in thousands of dollars):


                                                       1998             1997
                                                     --------         --------
           Accounts payable, principally trade       $  5,591         $  2,156
           Accrued interest                             5,005              952
           Taxes, other than income taxes               3,109            4,293
           Employee earnings and benefits               1,758            3,270
           Other accrued liabilities                    2,070            2,944
                                                     --------         --------
                                                     $ 17,533         $ 13,615
                                                     ========         ========

                  (b) TERMS OF ONE YEAR OR LESS. Substantially all accounts payable and accrued liabilities are payable within one year.

(7)      OTHER LIABILITIES

                  (a) GENERAL. At December 31, other liabilities consisted of the following (in thousands of dollars):


                                                    1998           1997
                                                  -------        --------
      Reserve for Contract Receivables
        termination refunds                       $ 2,333        $  2,744
      Accrued pension liability                     2,208           2,087
      Utility connection reserve                    2,130           3,196
      Bankruptcy and other reserves                   797             838
      Customers' and other deposits                   739           1,181
                                                  -------        --------
                                                  $ 8,207        $ 10,046
                                                  =======        ========

                  (b) RESERVE FOR CONTRACT RECEIVABLES. The reserve for Contract Receivables termination refunds and other costs relates to the Company's obligations to retail land sales customers whose contracts were not terminated or rejected in the reorganization proceedings. Under the terms of the retail land sales contract, if a customer defaults and the contract is canceled, the customer is entitled to a refund of principal payments in excess of the Company's damages, which generally has been stipulated at 20% of the sales price.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         This reserve also provides for the estimated future costs to maximize receivable collections and minimize cancellations and termination refunds during the remaining life of this portfolio. Based on estimates of these future costs, the future servicing reserve was increased in 1997 resulting in an expense of $375,000 in 1997 and reduced in 1996 resulting in a gain of $703,000 included in other income (expense) in the accompanying consolidated statements of operations. There was no change in the estimate for 1998.

                  (c) ACCRUED PENSION LIABILITY. The accrued pension liability is related to a frozen plan (see Note 14). The Company's estimated funding obligation for the next two years is as follows: 1999 -
         $774,000 and 2000 - $578,000. Thereafter, the Company does not anticipate any significant additional funding requirements.

                   (d) UTILITY CONNECTION RESERVE. The utility connection reserve consists of the Company's obligation to provide utility connection credits to qualified claimants. Based on minimal fundings to date and minimal fundings anticipated in the future, the utility connection credit reserves were reduced by $1.1 million in 1998 and 1997 and 4.1 million in 1996, which were recorded as gains in other income (expense) in the accompanying consolidated statements of operations (see Note 11).

                  (e) BANKRUPTCY AND OTHER RESERVES. Bankruptcy and other reserves primarily includes the remaining claims related to the Predecessor Company with respect to approved claimants. The remaining outstanding claims corresponding to the issuance of stock and notes to claimants should be satisfied in 1999. The Company's income tax provision balance, included in other reserves, was $13,000 and $14,000 as of December 31, 1998 and 1997, respectively. As of December 31, 1998, approximately $177,000 is included in restricted cash and cash equivalents to fund a portion of these remaining claims (see Note 1).

(8)      NOTES AND MORTGAGES PAYABLE

                  (a) GENERAL. At December 31, notes and mortgages payable consisted of the following (in thousands of dollars):


                                                                        1998         1997
                                                                      --------     --------
               Cash Flow Notes, due December 31, 1998, net of
                 unamortized discount of $-0- and $2,138              $ 39,496     $ 37,479
               Working Capital Facility                                 18,291       20,000
               Term Loan                                                     -       13,333
               Reducing Revolving Loan                                       -        7,653
               Project acquisition and development loans                85,578       35,717
               Mortgage Receivables loans                                6,072       13,540
               Other                                                     2,368        4,686
                                                                      --------     --------
                                                                      $151,805     $132,408
                                                                      ========     ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  In connection with the POR, the Company (i) issued $100 million in Mandatory Interest Notes, consisting of Secured Floating Rate Notes and Unsecured Notes ("12% Notes"), (ii) issued $100 million in Cash Flow Notes, consisting of Secured Cash Flow 12% Notes and Unsecured 13% Cash Flow Notes ("13% Notes"), discounted to a value of $76.5 million, (iii) refinanced the debt incurred during the reorganization through a $50 million Term Loan and (iv) obtained a $20 million Working Capital Facility. The balance of the $50 million Term Loan was fully repaid in December 1994. In December 1998, the Company recorded approximately $8.5 million of other income in connection with the receipt of proceeds from the remaining unpaid 12% Notes. In
         February 1996, the Company recorded an extraordinary gain of approximately $3.8 million due to the cancellation of approximately $1.9 million of 12% Notes and $1.9 million of 13% Notes. As of February 28, 1999, $15,000 of cash plus accrued interest and $15,000 of the 13% Notes are remaining to be distributed in accordance with the POR.

                  In December 1996, the Company recorded an extraordinary gain of approximately $6.0 million due to the extinguishment of approximately $4.2 million of 12% Notes and $1.8 million of 13% Notes, net of a $210,000 unamortized discount, which were held in various utility trust accounts (see Notes 11 and 12).

                  (b) FOOTHILL DEBT. On September 30, 1996, the Company closed on three credit facilities totaling $85.0 million with Foothill (the "Foothill Debt"). Pursuant to the Foothill Debt, Foothill provided the Company with (i) an extension to December 1, 1998 of the $20 million Working Capital Facility; (ii) a $40 million Term Loan maturing on June 30, 1998 and (iii) a $25 million Reducing Revolving Loan maturing on June 30, 1998. See Note 20.

                  The $20 million Working Capital Facility bore interest at the Norwest Bank of Minnesota, N.A. "base rate," plus two percentage points. The Working Capital Facility matured on December 1, 1998, was extended through February 2, 1999 and was repaid in full on February 2, 1999. The Working Capital Facility was secured by a first lien on substantially all of the Company assets, with certain exceptions as to which the lenders received junior liens. As of December 31, 1998, there was no additional credit available under the Working Capital Facility. The Company was required to pay an unused line fee equal to 1/2 of 1% per annum of the average unused portion of the Working Capital Facility.

                  The remaining $13.3 million of the Term Loan, which bore interest at 15%, matured, and was repaid in full on June 30, 1998.

                  The remaining $7.7 million of the Reducing Revolving Loan, which bore interest at prime plus four percent, matured, and was repaid in full, on June 30, 1998.

                  (c) CASH FLOW NOTES. The Cash Flow Notes, as of December 31, 1997, consisted of $39.5 million of 13% Notes. On September 30, 1996, the Company utilized proceeds from the Working Capital Facility, the Reducing Revolving Loan and cash on hand for a total of $40 million plus

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         warrants to purchase up to 1,500,000 shares of Common Stock at $6.50 per share, to fully repay at a discount the Secured Cash Flow Notes. As a result of the extinguishment of the Secured Cash Flow Notes, the Company recorded an extraordinary gain of approximately $3.9 million representing the difference between the book value of these notes of $49.1 million, consisting of a par value of $54.9 million less an unamortized discount of $5.8 million, and the consideration given of $41.9 million, consisting of cash of $40.0 million and the estimated fair market value of the warrants of $1.9 million, less $3.3 million of expenses. Interest on the Cash Flow Notes, which was non-cumulative, was payable semiannually, only out of Available Cash. The amortization of the Cash Flow Notes discount is included in cost of borrowing, net, in the accompanying consolidated statements of operations and approximated $2,138,000, $1,876,000 and $3,157,000 for 1998, 1997 and
         1996, respectively. The 13% Notes were repaid in full on February 2, 1999.

                  The Company did not have any Available Cash at December 31, 1998, 1997 and 1996 to make any interest payment on the Cash Flow Notes for the payment periods through December 31, 1998. Therefore, the Company has not recorded any interest expense related to the Cash Flow Notes during the years ended December 31, 1998, 1997 and 1996.

                  (d) DECEMBER 1998 DEBT REFINANCING. On February 2, 1999 (effective December 31, 1998), (i) Atlantic Gulf closed on its $39.5 million New Revolving Loan Facility and its $26.5 million New Term Loan Facility (collectively, the "New Senior Loan Facilities"), (ii) Atlantic Gulf entered into amendments to its Secured Agreement and Investment Agreement with Apollo and (iii) Apollo, the New Revolving Loan Lenders (See Note 20) and the New Term Loan Lenders (See Note 20) and the collateral agent entered into a New Intercreditor Agreement. These transactions are collectively referred to herein as the "December 1998 Debt Refinancing." See Note 20.

                  (e) PROJECT ACQUISITION AND DEVELOPMENT LOANS. At December 31, 1998, project acquisition and development loans include the following:

                           (i) WEST BAY CLUB  PROJECT/LEHMAN  BROTHERS  LOAN. In
         December  1997,   Lehman   Brothers   Holdings  loaned  West  Bay  Club
         Development Corporation, a wholly owned subsidiary of the Company, $22.5 million to finance acquisition and construction costs at the West Bay Club Project and to refinance approximately $10.6 million of existing purchase money mortgages encumbering the project. The loan is secured by, among other things, the common stock of West Bay Club Development Corporation, with limited recourse to the Company. The loan bears interest at LIBOR plus 4%, matures December 23, 2001 and will be repaid with proceeds from closings in this project. Additional interest of $11.25 million is due and payable in full at the maturity date or such earlier date when the loan is paid in full. If the entire debt is paid within 36 months, the additional interest will be reduced to approximately $8.2 million. If the debt is paid between 36 and 42 months, the additional interest will be reduced to approximately $9.8 million. The balance outstanding including interest amounted to $24.9 million and $22.5 million as of December 31, 1998 and 1997, respectively.

                           (ii) WEST BAY CLUB PROJECT/BANKBOSTON LOAN. In December 1997, BankBoston, B.A. and certain other institutions made a $33 million revolving loan to West Bay Club Development Corporation pursuant to which the lenders have agreed to lend the Company the maximum cumulative amount of $67.4 million to finance construction of the West Bay Club Project. The Company has

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         $19.8 million outstanding under this loan as of December 31, 1998. The loan bears interest at either LIBOR plus 4% or the higher of either BankBoston's prime rate plus 1.25% or the overnight federal funds effective rate plus 0.5% and matures on December 23, 2001. The balance outstanding amounted to $19.8 million and $88,000 as of December 31, 1998 and 1997, respectively.

                           (iii) RIVERWALK TOWER PROJECT LOAN. In June 1997, Las Olas Tower at Riverwalk, Inc., a wholly owned subsidiary of the Company, borrowed $2.75 million to acquire the Riverwalk Tower site. The loan bore interest at prime plus 0.75% and was secured by the project property, with recourse to the Company. The balance outstanding is $2.75 million as of December 31, 1998 and 1997, respectively.

                           (iv) LAKESIDE PROJECT LOAN. In March 1996, Lakeside Development of Orlando, a wholly owned subsidiary of the Company, obtained an acquisition loan and a development loan with a combined commitment of $6.3 million to acquire and finance the development of the Lakeside Project. As of December 31, 1998 and 1997, the Company has a total of $2.7 and $2.1 million, respectively million outstanding under these loans. These loans bear interest rates ranging from prime plus 1.25% to 1.5%, are secured by the project property, with recourse to the Company.

                           (v) SAXON WOODS PROJECT LOAN. In August 1997, the Company obtained a $1.3 million loan to acquire the Saxon Woods Project. In addition, the Company obtained a $2.2 million development loan to fund development of the Saxon Woods Project. The loan bears interest at prime plus 0.5%, is secured by the project property, with recourse to the Company, and matures in September 1999. The balance outstanding amounted to $2.3 million and $1.5 million as of December 31, 1998 and 1997, respectively.


                           (vi) WEST FRISCO PROJECT LOAN. In November 1997, West Frisco Development Corporation, a wholly owned subsidiary of the Company, obtained a $19 million loan to develop the Trails of West Frisco Project. $4,589,000 was borrowed under this loan as of December 31, 1998. The loan bears interest at prime plus 1.375%, is secured by the project property, with recourse to the Company, and matures in December 1999.

                           (vii) ASPEN SPRINGS RANCH PROJECT/LEHMAN BROTHERS LOAN. In September 1998, Lehman Brothers Holdings loaned Aspen Springs Ranch, Inc., a wholly owned subsidiary of the Company, an $18.0 million loan to finance acquisition and construction costs at the Aspen Springs Ranch Project. Principal and accrued interest amounted to $19.8 million as of December 31, 1998. The loan is secured by, among other things, the common stock of Aspen Springs Ranch, Inc., with limited recourse to the Company. The loan bears interest at LIBOR plus 4%, matures September 1, 2002 and will be repaid with proceeds from closings in this project. Additional interest of $15.0 million is due and payable in full at the maturity date or such earlier date when the loan is paid in full.


                           (viii) ASPEN SPRINGS RANCH PROJECT/BANKBOSTON LOAN. In September 1998, BankBoston, B.A. and certain other institutions made a $45 million revolving loan to Aspen Springs Ranch, Inc., to finance construction of the Aspen Springs Ranch Project. The Company has $1.2 million outstanding under this loan as of December 31, 1998. The loan bears interest at either LIBOR plus 4% or the higher of either BankBoston's prime rate plus 1.25% or the overnight federal funds effective rate plus 0.5% and matures on August 1, 2001.

                           (ix) West Meadows Project. A $5.9 million revolving credit loan with an outstanding balance of $4.7 and 2.7 million as of December 31, 1998 and 1997, respectively. This loan bears interest at the LIBOR rate plus 3%, is secured by the project property with recourse to the Company, and matures in February 2000. In addition, two mortgage loans totaling $4.1 million and $2.8 million as of December 31, 1998 and 1997 respectively.

                           (x) Other Project Debt. Other project debt amounted to $463,000 as of December 31, 1998 and $1.1 million as of December 31, 1997.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  (f) MORTGAGE RECEIVABLES LOANS. The Mortgage Receivables loans were used to finance a portion of the Company's Mortgage Receivables in 1998 and 1997 (see Note 2). As of December 31, 1998, these loans consisted of two loans with BankBoston for $1.2 million and $4.9 million. The $1.2 million BankBoston loan bears interest at 12% and matures in December 2001. The $4.9 million BankBoston loan bears interest at prime plus 3% and matures in June 2002. The BankBoston loans are repaid with collections from the underlying Mortgage Receivables. The Mortgage Receivables Loans were repaid on February 2, 1999.

                  (g) CONSTRUCTION LOAN. The Company obtained the construction loan to finance the construction of the second of two 72-unit condominium buildings at its Regency Project. The outstanding balance of $9.3 million as of December 31, 1996 was repaid fully during 1997 with proceeds from the closings of condominium units in the second building. The second loan was secured by, among other things, the property under construction.

                  (h) PRINCIPAL PAYMENTS IN FUTURE PERIODS. Based on the outstanding balances as of December 31, 1998, principal payments required on the notes and mortgages for each of the five years following December 31, 1998 and thereafter, are as follows: 1999 - $87,741,000, 2000 - $25,305,000, 2001 - $16,532,000, 2002 - $37,000,
         2003 - $-0-, and thereafter $22,190,000.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(9)      REDEEMABLE PREFERRED STOCK

                  (a) GENERAL. At December 31, 1998 and 1997, Redeemable Preferred Stock consisted of the following (in thousands of dollars):


                                                             1998        1997
                                                           --------    --------
Series A
--------
Gross proceeds                                             $ 25,000    $ 23,265
Accrued dividends                                             7,706       1,989
                                                           --------    --------
Liquidation Preference amount                                32,706      25,254
Less issue costs                                             (3,104)     (2,885)
Less warrants purchased                                        (300)       (279)
Plus accretion of preferred stock to redemption amount        1,101         288
                                                           --------    --------
                                                             30,403      22,378
                                                           --------    --------
Series B
--------
Private Placement 6/24/97
  Gross proceeds                                             10,000      10,000
  Accrued dividends                                           3,453       1,068
                                                           --------    --------
  Liquidation Preference amount                              13,453      11,068
  Less issue costs                                             (950)       (950)
  Less warrants purchased                                      (120)       (120)
  Plus accretion of preferred stock to redemption amount        369         110
                                                           --------    --------
                                                             12,752      19,306
                                                           --------    --------

Public Offering 11/19/97
  Gross proceeds                                             10,000      10,000
  Accrued dividends                                           2,446         239
                                                           --------    --------
  Liquidation Preference amount                              12,446      10,239
  Less issue costs                                             (950)       (950)
  Less warrants purchased                                      (120)       (120)
  Plus accretion of preferred stock to redemption amount        289          29
                                                           --------    --------
                                                             11,665       9,198
                                                           --------    --------

Total Series B                                               24,417      19,306
                                                           --------    --------

Total redeemable preferred stock                           $ 54,820    $ 41,684
                                                           ========    ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  In 1997, the stockholders of the Company authorized the issuance of up to 4.5 million shares of preferred stock, consisting of
         2.5 million shares of 20% Series A Redeemable Preferred Stock ("Series A Preferred Stock") and 2 million shares of 20% Series B Redeemable Stock ("Series B Preferred Stock").

                  (b) APOLLO TRANSACTIONS. In June 1997, the Company and Apollo entered into an Investment Agreement and Secured Agreement whereby Apollo agreed to acquire 2.5 million shares of Series A Preferred Stock at a per share price of $9.88, and warrants to purchase up to 5 million shares of common stock, $.10 par value per share, of Atlantic Gulf ("Common Stock") (the "Investor Warrants"), at a per warrant price of $.06, for an aggregate purchase price of $25 million (the "Apollo Transaction"). As of December 31, 1997, Apollo had purchased 2,326,475 shares of Series A Preferred Stock with Investor Warrants to purchase 4,652,950 shares of Common Stock for a total purchase price of approximately $23.3 million of the $25 million total. On March 31, 1998, Apollo purchased the remaining 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 347,050 shares of Common Stock, or an aggregate purchase price of $1,735,248. The Company's repurchase and redemption obligations in respect of the Series A Preferred Stock are secured by (a) a junior lien on substantially all of the assets of the Company and its subsidiaries. See Note 20.

                  (c) PRIVATE PLACEMENT. In June 1997, the Company and certain sophisticated investors (the "Private Purchasers") entered into a Securities Purchase Agreement whereby the Private Purchasers purchased for an aggregate price of $20 million; (i) 1,776,199 shares of Common Stock for $10 million, and (ii) 1 million shares of Series B Preferred Stock at a per share price of $9.88, and warrants to purchase up to 2 million shares of Common Stock ("Series B Warrants") at a per warrant price of $.06 for an aggregate purchase price of $10 million. The $20 million of proceeds from the private placement were applied primarily to the reduction of aggregate debt.

                  (d) RIGHTS OFFERING. In November 1997, holders of Common Stock acquired 1 million shares of Series B Preferred Stock and warrants to purchase 2 million shares of Common Stock for $10 million in a rights offering. These proceeds were applied primarily to the reduction of corporate debt.

                  (e) CONVERSION RIGHTS OF THE PREFERRED STOCK. Each share of Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") is convertible, at the holders election, into shares of Common Stock at the rate of $5.75 per share. The Investor Warrants and Series B Warrants are also exercisable at $5.75 per share, although their strike price on the warrants is subject to a one-time downward adjustment in 1999 based on actual cash flow results for 1997 and 1998.

                  The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of Atlantic Gulf (the "Board"), out of funds legally available therefore, cash dividends on each share of preferred stock at an annual rate equal to 20% of the Liquidation Preference (defined as $10 per share plus accumulated and unpaid dividends) in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the Preferred Stock was issued by the Company, and will be payable, subject to declaration by the Board,

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing as of September 30, 1997. The excess of the Liquidation Preference value over the carrying value is being accreted by periodic charges to contributed capital over the life of the issues.

                  Beginning in 2001, the holders of the Preferred Stock are entitled to redeem the Preferred Stock ratably over three years. The aggregate redemption amounts of the Preferred Stock based on the Liquidation Preference at December 31, 1998 for each of the five years following December 31, 1998 and thereafter are as follows: 2001 - $19,536,000, 2002 - $19,536,000 and thereafter - $19,536,000.

(10)     COMMON STOCKHOLDERS' EQUITY

                  (a) COMMON STOCK. In 1997, the stockholders approved an increase in the authorized number of shares of Common Stock from 15,665,000 shares to 70,000,000 shares. Under the terms of the POR, 9,750,000 shares were issued for distribution to creditors, of which 3,000 shares are being held in a Disputed Claims Reserve Account as of February 28, 1999. The remaining shares are subject to distribution in accordance with the POR during 1999 as remaining disputed claims are resolved.

                  In June 1997, stockholders approved an amendment to the Company's certificate of incorporation repealing the right of the holders of its Common Stock to receive, semiannually, mandatory dividends equal to 25 percent of the Company's Available Cash, as defined (see Note 8).

                  Also, in June 1997, the Company and the Private Purchasers consummated the private Placement. See Note 9.

                  In connection with the Company's prepayment, at a discount, of its Secured Cash Flow Notes in September 1996, the Company issued 10-year warrants to purchase up to 1.5 million shares of Common Stock at an exercise price of $6.50 per share. The estimated fair market value of the warrants given to the holders of the Secured Cash Flow Notes was $1,875,000.

                  (b) STOCK OPTION PLANS. The Company has two fixed stock option plans. In 1993, the stockholders adopted the Company's Employee Stock Option Plan ("Employee Option Plan"), which provides for the issuance of options to purchase up to 750,000 shares of Common Stock at a price equal to the fair value of the Common Stock on the date of grant of each option. In June 1998, the stockholders approved an amendment to the Employee Option Plan increasing the number of shares of stock subject to the plan to 1.25 million shares. Pursuant to this plan, the Company issued options to acquire 500,000 shares in 1998, and 1,000 shares in 1996. No options were issued in 1997. In 1994, the stockholders adopted the Company's 1994 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Option Plan"), which provides for the issuance of options to purchase up to 350,000 shares of Common Stock at a price equal to the fair value of the Common Stock on the date of grant of each option. See Note 17 for information on these stock option plans.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  (c) STOCK PLAN. In 1996, the Company's stockholders adopted the Company's 1996 Non-Employee Directors' Stock Plan (the "Non-Employee Directors' Stock Plan"), which provides for the payment quarterly of each Non-Employee Director's annual $25,000 retainer in Common Stock based on the share price at the end of the previous quarter. In 1998, the Board adopted an amendment to the Non-Employee Directors' Stock Plan which provided that, from and after April 1, 1998, 40% of the annual retainer would be paid in cash and the balance would be paid in shares of Common Stock. During 1996, the Company issued to the Non-Employee Directors (a) 8,328 shares at a price of $6.00 per share for the third quarter of 1996 and (b) 10,256 shares at a price of $4.875 for the fourth quarter of 1996. During 1997, the Company issued to the Non-Employee Directors (a) 12,355 shares at a price of $4.3125 per share for the first quarter of 1997, (b) 11,158 shares at a price of $5.50 per share plus 288 shares at $6.625 per share for the second quarter of 1997, (c) 5,884 shares at a price of $6.375 per share for the third quarter of 1997 and (d) 6,000 shares at a price of $6.25 per share for the fourth quarter of 1997. During 1998, the Company issued to the Non-Employee Directors (a) 8,330 shares at a price of $4.50 price per share for the first quarter of 1998, (b) 6,209 shares at a price of $3.62 per share for the second quarter of 1998 (c) 10,908 shares at a price of $2.06 per share for the third quarter of 1998 and (d) 18,006 shares at a price of $1.25 per share for the fourth quarter of 1998.

                  (d) SHARES RESERVED FOR FUTURE ISSUANCE. At December 31, 1998, the following shares of Common Stock were reserved for possible future issuance (in thousands):

                   Series A Preferred Conversion                    $10,000
                   Investor Warrants                                  5,000
                   Series B Preferred Conversion                      8,000
                   Series B Warrants                                  4,000
                   Warrants - Secured Cash Flow Notes                 1,500
                   Employee Option Plan                                 741
                   Non-Employee Directors' Option Plan                  350
                   Non-Employee Directors' Stock Plan                   150
                                                                    -------
                                                                    $29,741
                                                                    =======

                  (e) SHARES RECOVERED FROM RESERVES. In February 1996, the Company received 75,730 shares of its Common Stock and, in August 1996, it received 505 shares as distributions from the disputed claims reserve in accordance with the POR. In March 1996, the Company issued 4,537 shares of its Common Stock to Gerald Agranoff, a Non-Employee Director, representing a $30,000 partial payment to assist management in the negotiation of proposed financing. In June 1996, the Company received 8,728 shares of its Common Stock, $96,400 principal amount of Mandatory Interest Notes and $103,800 principal amount of Cash Flow Notes from the disputed claims reserve account in settlement of a claim. The Company recorded the shares at par value because the shares were never issued to a third party. The debt corresponding to the notes was reduced and concurrently other bankruptcy reserves were increased for the principal amount of the notes. In December 1996, Atlantic Gulf received 1,314 shares of its Common Stock, $7,100 principal amount of Mandatory

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Interest Notes and $8,900 principal amount of Cash Flow Notes in accordance with the terms of the POR.

(11)     NONRECURRING AND OTHER ITEMS

                  The Company recorded the following gains and provisions during 1998, 1997 and 1996 for several items included in other income (expense) in the accompanying consolidated statements of operations:

                  During 1998, 1997 and 1996, the Company recorded net gains of $13.4 million, $3.5 million and $18.1 million, respectively, in other income (expense) - reorganization reserves in the accompanying consolidated statements of operations resulting from its annual review of certain reorganization items. The $3.5 million net gain in 1997 included gains of $1.1 million due to the reduction of the utility credit reserves (see Note 7 and schedule below regarding utility connection credit reserve account activity) and $706,000 due to the reduction of the Contract Receivables termination refunds reserve (see
         Note 7). The $18.1 million net gain in 1996 included gains of $11.9 million, net of expenses, due to the recovery of $12.1 million of funds from certain Utility Trust accounts funded by the Company (see Note 2 and schedule below regarding utility trust account activity), $4.1 million due to the reduction of the utility connection credit reserves (see Note 7 and schedule below regarding utility connection credit reserve account activity) and a $703,000 gain due to the reduction in the Contract Receivables future servicing reserve (see Note 7). This process is expected to continue during 1999 with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                             Utility Trust Accounts
                                Account Activity
                            (in thousands of dollars)

                          1998        1997            1996
                        --------    --------       --------
Description
Beginning balance       $  3,448    $ 15,198       $ 19,699
Additions                      -       1,155          1,623
Interest earned              293         154            675
Withdrawals               (3,741)    (12,645)(a)     (1,005)(c)
Cancellation of notes          -        (414)(b)     (5,794)(b)
                        --------    --------       --------
Ending balance          $      -    $  3,448       $ 15,198
                        ========    ========       ========

(a) Includes $12,109 withdrawal on January 2, 1997.

(b) Total cancellations of $6,208, including $414 canceled on January 2, 1997, resulted in an extraordinary gain of $5,998 in 1996, net of a $210 unamortized discount.

(c) Represents  wire transfer to Hendry County.

(d) Release of Utility Class 14 Trust cash on September 29,1998 for $3,741.


                        Utility Connection Credit Reserve
                                Account Activity
                            (in thousands of dollars)

                                  1998          1997       1996
                                -------       -------    -------
Description
Beginning balance               $ 3,196       $ 4,264    $ 7,726
Additions                             -             -        643
Amounts charged (credited) to
  results of operations          (1,065)       (1,064)    (4,097)
Deductions                           (1)           (4)        (8)
                                -------       -------    -------
Ending balance                  $ 2,130       $ 3,196    $ 4,264
                                =======       =======    =======

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

                  In February, 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million, resulting in a gain of $686,000. In June 1996, the Company sold its Julington Creek utility system for $6.0 million resulting in a gain of $696,000 (see Note 4).

                  In 1996, the Company recorded extraordinary gains of approximately $13.7 million consisting of (a) an extraordinary gain in February 1996 of approximately $3.8 million due to the cancellation of approximately $1.9 million of 12% Notes and $1.9 million of 13% Notes in accordance with the POR, (b) an extraordinary gain in September 1996 of $3.9 million from the prepayment, at a discount, of Secured Cash Flow Notes and (c) an extraordinary gain in December 1996 of approximately $6.0 million from the extinguishment of approximately
         $4.2 million of 12% Notes and $1.8 million of 13% Notes, net of a $210,000 unamortized discount (see Notes 8 and 12).

(12)     COMMITMENTS AND CONTINGENCIES

                  (a) LITIGATION. Atlantic Gulf is involved in various litigation matters primarily arising in the normal course of its business or with respect to the bankruptcy. It is the opinion of management that the resolution of these matters will not have a material adverse affect on the Company's financial statements.

                  (b) TRUST AND RESERVES. As part of a settlement of the Company's improvement obligations to the Predecessor Company's retail homesite customers, various trusts were established. The Company funded these trusts with cash, stock and notes based on estimates of the costs of the future improvement obligations. Certain other reserves were established to make a minimum of 1,700 utility satisfied homesites available for trade to customers whose homesites may not be utility satisfied, and therefore not buildable, at the time they wish to construct a home. The terms of these trusts and reserves require the Company to periodically assess the adequacy of the property in the trusts and reserves and any excess or deficiency will accrue to the benefit or become an obligation of the Company. In December 1996, pursuant to a review of the trusts and reserves it was determined that approximately $12.1 million in cash, $4.2 million of 12% Notes and $2.0 million of 13% Notes could be released from these trust accounts (see Notes 2, 8 and 11). Approximately $30,000 in cash, 3,000 shares of stock and a lot reserve of 3,800 lots remain in the trusts as of
         December 31, 1998. The Company believes the remaining property currently held in trusts is sufficient to meet all future improvement obligations required under the terms of the settlements.

                  (c) ENVIRONMENTAL MATTERS. A small portion of the Company's land holdings contain residues or contaminants from current and past activities by the Company, its lessees, prior owners and operators of the properties and/or other third parties. Some of these areas have been the subject of cleanup action by the Company voluntarily or following the involvement of regulatory agencies. Additional cleanup in the future also may be required. The business of the Company is subject to

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         a variety of additional obligations under the environmental laws, relating to both the ongoing operations and past activities. The Company does not believe, however, that its obligations under the environmental laws will have a material adverse effect on its business, results of operations or financial position. See Note 3.

                  (d) RENTAL EXPENSE. Rental expense related to operating leases was $1,302,000, $1,352,000 and $1,835,000 for 1998, 1997 and 1996,
         respectively.

                  The Company leases its corporate office space under an operating lease which expires in 2004. Minimum future rental commitments under non-cancelable operating leases as of December 31,1998 are as follows: 1999 - $944,000, 2000 - $855,000, 2001 -
         $887,000, 2002 - $918,000, and $1,474,000 thereafter.

                  (e)  DEVELOPMENT  OBLIGATIONS.  As of December 31,  1998,  the
         Company had no material development obligations related to sold property. The Company's business plan contemplates that 1999 expenditures for development, construction, and other capital improvements could range up to $144 million, of which a substantial portion would need to be funded through individual project development loans or JV Project arrangements, many of which are already in place.

(13)     INCOME TAXES

                  The difference between income taxes computed at the statutory federal rate and the provision for income taxes consists of (in thousands of dollars):

                                                  1998         1997       1996
                                                -------     ---------    ------

         Amount at statutory federal rate       $ 1,249     $ (19,704)   $  402
         Unrecognized (recognized) benefit
            of change in valuation allowance
            for temporary differences other
            than net operating loss carryovers   (1,249)       19,704      (402)
                                                -------     ---------    ------
                                                      -             -         -
                                                =======     =========    ======

                  The Company's deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The most significant types of temporary differences that give rise to deferred taxes are installment accounting practices, certain financial statement reserves and cost capitalization methods.

                  The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below (in thousands of dollars):

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                            1998          1997
                                          ---------    ---------
Deferred tax assets:
  Excess of tax basis in land over
    financial statement basis             $  11,747    $  22,149
  Net operating loss carryover              120,010       96,992
  Other                                         963        6,380
  Alternative minimum tax and
    general business credit carryover         3,611        3,618
                                          ---------    ---------
      Total gross deferred tax assets       136,331      129,139
      Less - valuation allowance           (123,395)    (119,787)
                                          ---------    ---------
      Net deferred tax assets                12,936        9,402
                                          =========    =========

Deferred tax liabilities:
  Excess of tax basis in debt
    obligations and reserves over
    financial statement basis                 5,856        2,197
  Excess of financial statement basis
    in other receivables over tax basis       2,607        3,275
  Excess of financial statement basis
    in Predecessor Homesite Covenants
    Receivable over tax basis                 4,473        3,930
                                          ---------    ---------
      Net deferred tax amount             $      --    $      --
                                          =========    =========


                  The net change in the valuation allowance for deferred tax assets for 1998 was an increase of $3.6 million.

                  The nine months ended December 31, 1992 and each of the years ended December 31, 1993 through 1998, have resulted in a net increase in the valuation allowance. The Company has not utilized any net operating losses.

                  At December 31, 1998, the Company had a net operating loss carryover for tax purposes of approximately $318 million which expires in years 1999 through 2018. Included in this amount is approximately $24.1 million of net operating loss attributable to certain legal entities that may only be used against future taxable income of these same entities. Additionally, the Company has an unused general business credit of approximately $2.7 million expiring in the years 1999 through 2004.

                  During 1997, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as
         amended. The impact of this change in ownership will be to significantly limit the amount of any net operating loss, general business credit, and alternative minimum tax credit carryforwards that will be available to reduce taxable income in future years. Certain of these tax attributes will expire unused pursuant to IRS ss.382.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  The  Company  has  an   alternative   minimum  tax  credit  of
         approximately $1 million. The alternative minimum tax credit does not have an expiration date.

(14)     RETIREMENT PLANS

                  The Company has a Defined Benefit Retirement Plan ("Retirement Plan") for substantially all of the Predecessor Company employees under which future benefit accruals were frozen in 1990. The Company's policy generally has been to fund an amount at least equal to the minimum required contribution but no greater than the maximum tax deductible amount.

                  Assets of the Retirement Plan are invested in common stocks, U.S. government agency issues, US treasury bonds and notes, corporate bonds, foreign bonds and money market funds, and included approximately 87,068 shares of Common Stock with an aggregate fair value of December 31, 1998 of approximately $65,000.

                  The Company also has a defined contribution savings plan which is available to substantially all employees. The Company matches 25% of each employee's contributions, up to a maximum of 6% of base salary beginning January 1, 1996. In addition, upon approval from the Board, an annual supplemental contribution may be made in an amount up to the Company's matching contribution made during the year. The Company's matching contribution was approximately $142,000 in 1998 and $166,000 in 1997.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  At December 31, the funded status of the Company's Retirement Plan was as follows (in thousands of dollars):

                                                                1998             1997
                                                            ------------     ------------
Change in benefit obligation:
  Benefit obligation at beginning of year                   $     10,394     $     10,431
  Interest cost                                                      688              728
  Actuarial gain                                                     454              441
  Benefits paid                                                   (1,208)          (1,206)
                                                            ------------     ------------
  Benefit obligation at end of year                         $     10,328     $     10,394
                                                            ============     ============

Change in plan assets:
  Fair value of plan assets at                                     8,308            7,301
  beginning of year
  Actual return on plan assets at                                    184            1,145
  Employer contribution                                              836            1,068
  Benefits paid                                                   (1,208)          (1,206)
                                                            ------------     ------------
  Fair value of plan assets at end of year                         8,120            8,308
                                                            ------------     ------------

  Funded status                                                   (2,209)          (2,087)
  Unrecognized prior service cost                                    (61)             (65)
  Unrecognized actuarial loss                                      6,716            6,133
  Unrecognized net asset at transition                              (304)            (355)
                                                            ------------     ------------
  Net amount recognized                                     $      4,142     $      3,626
                                                            ============     ============

Amount recognized in the statement of
    financial position consist of:
         Prepaid benefit cost                               $      4,142     $      3,626
         Accrued benefit liability                                (6,351)          (5,712)
         Accumulated other comprehensive income                    6,351            5,712
                                                            ------------     ------------
           Net amount recognized                            $      4,142     $      3,626
                                                            ============     ============

         Weighted-average assumptions as of December 31:
           Discount rate                                             7.0%             7.5%
           Expected return on plan assets                            9.0%             9.0%

         Components of net periodic benefit cost:
           Interest cost                                             688              728
           Expected return on plan assets                           (724)            (674)
           Amortization of net assets at transition                  (51)             (51)
           Recognized actuarial loss                                 411              313
           Amortization of prior service cost                         (4)              (4)
                                                            ------------     ------------
           Net periodic benefit cost                        $        320     $        312
                                                            ============     ============

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


15)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                  (a) CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS. The carrying value of these instruments approximates fair value because of the short maturity.

                  (b) CONTRACT RECEIVABLES. The net book value of Contract Receivables represents the net expected future cash flow of the Company discounted to a rate approximating 15%, which management believes approximates fair value.

                  (c) MORTGAGES, NOTES AND OTHER RECEIVABLES. Substantially all receivables which have a maturity in excess of one year have stated rates that approximate market interest rates. Consequently, management believes that the carrying value of these receivables approximates fair value.

                  (d) OTHER INTEREST BEARING LIABILITIES. Other interest bearing
         liabilities  are  at  rates  which  approximate   current   incremental
         borrowing rates.

                  (e) NOTES AND MORTGAGES. As discussed in Note 8, long term debt includes Cash Flow Notes issued in connection with the POR. The fair value of the Cash Flow Notes is estimated based on quoted market prices for the Unsecured Notes. Long term debt also includes other indebtedness including a Working Capital Facility, a Term Loan and a Reducing Revolving Facility as well as various acquisition, development and construction loans (see Note 8) for which the Company estimates the carrying value to approximate fair value.

                  (f)  REDEEMABLE   PREFERRED  STOCK.  The  fair  value  of  the
         Redeemable Preferred Stock was calculated based on quoted market prices.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                   (f) Estimated Fair Values of Instruments. The estimated fair values of the Company's financial instruments at December 31 were as follows (in thousands of dollars):


                                                         1998                    1997
                                                 --------------------    -------------------
                                                            Estimated              Estimated
                                                 Carrying      Fair      Carrying     Fair
                                                   Value       Value (*)   Value      Value (*)
                                                 --------     -------     -------   --------
Cash and cash equivalents                        $  9,413     $ 9,413     $ 9,188   $ 9,188
Restricted cash and cash equivalents                1,041       1,041       1,713     1,713
Contract Receivables                                4,109       4,109       6,336     6,336
Mortgages, notes and other receivables             29,273      29,273      34,910    34,910
Other interest bearing liabilities                      -           -           -         -
Mandatory Interest Notes                                -           -           -         -
Cash Flow Notes                                   (39,496)    (39,496)    (37,479)  (35,655)
Redeemable Preferred Stock                        (54,820)    (23,062)    (41,684)  (43,265)
Other Indebtedness                               (112,309)   (112,309)    (94,929)  (94,929)

         (*) These values represent an approximation of fair value and may never actually be realized.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(16)     UNAUDITED QUARTERLY FINANCIAL DATA


                  Quarterly financial data for 1998 and 1997 are summarized below (in thousands of dollars except per share amounts):

                                             First     Second      Third    Fourth
                                            Quarter    Quarter    Quarter   Quarter
                                            -------    -------    -------   -------
  1998:
  -----
    Real estate sales                         8,972     43,903      9,968     9,958
    Other revenues                            2,392      3,397      3,951     1,214
                                            -------    -------    -------   -------
    Total revenues                           11,364     47,300     13,919    11,172
                                            =======    =======    =======   =======

    Gross margin on real estate sales (*)       483      7,397      3,612     1,557
                                            =======    =======    =======   =======

    Net income (loss)                        (3,949)     2,066      3,337     2,219
                                            =======    =======    =======   =======
    Net income (loss) applicable to
        Common Stock                         (6,596)      (801)       341      (912)
                                            =======    =======    =======   =======

    Net income (loss) per common
        share (**)                            (0.57)     (0.07)      0.03     (0.08)
                                            =======    =======    =======   =======

         (*) Gross margin on real estate sales represents real estate sales revenue less real estate cost of sales.

         (**) All outstanding stock options, warrants and preferred stock are anti-dilutive.

                  In conjunction with the Company's reviews in 1998 of the net realizable values associated with its inventories and land holdings, the Company provided an inventory valuation reserve in the fourth quarter of 1998 of approximately $195,000 all of which was associated with Predecessor Assets (see Note 3).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                              First      Second       Third      Fourth
                                             Quarter     Quarter     Quarter     Quarter
                                            --------    --------    --------    --------
         1997:
         -----
    Real estate sales                       $ 16,284    $ 17,775    $ 10,612    $ 22,948
    Other revenues                             1,965       2,597       1,814       2,653
                                            --------    --------    --------    --------
    Total revenues                          $ 18,249    $ 20,372    $ 12,426    $ 25,601
                                            ========    ========    ========    ========
    Gross margin on real estate sales (*)   $  2,825    $   (113)   $ (1,957)   $ (5,328)
                                            ========    ========    ========    ========
    Net loss                                $ (7,276)   $ (8,670)   $(10,801)   $(31,599)
                                            ========    ========    ========    ========
    Net loss applicable to
         Common Stock                       $ (7,276)   $ (8,740)   $(12,302)   $(33,751)

                                            ========    ========    ========    ========
    Net loss per common share               $   (.75)   $   (.89)   $  (1.07)   $  (2.93)
                                            ========    ========    ========    ========

         (*) Gross margin on real estate sales represents real estate sales revenue less real estate cost of sales.

                  In conjunction with the Company's ongoing business plan to continue to monetize its Predecessor Assets, certain Predecessor Tracts were targeted for bulk disposal in the fourth quarter of 1996 and during 1997. The Company has priced its planned bulk disposals attractively and as a result provided an inventory valuation reserve in the fourth quarter of approximately $10.4 million (see Note 3). The Company also reviewed its claims experience with respect to the utility connection reserve and the number of customers eligible to make a claim against the reserve. Based on these factors noted above, this reserve was decreased by approximately $4.1 million (see Note 7).

(17)     STOCK OPTIONS

                  (a) GENERAL. At December 31, 1998, the Company has three stock based compensation plans (see Note 9). The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Compensation cost was recognized for compensation paid under the Non-Employee Directors' Stock Plan. The compensation cost charged against income for annual retainer fees paid in Common Stock was $105,000 and $191,600 for 1998 and 1997, respectively. Forty percent of annual retainer fees were paid in cash after March 31, 1998.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  Had compensation cost for the Company's two stock option plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share results would have been reduced to the proforma amounts indicated below:

                                                  1998           1997            1996
                                                  ----           ----            ----
          Net (loss) income
            applicable to
            common stock          As reported $(7,968,000)   $(62,069,000)    $1,181,000

                                  Pro forma    (8,541,803)    (62,875,702)       649,380


          Basic and diluted
            earnings per
            common share          As reported       $(.68)         $(5.82)          $.12

                                  Pro forma          (.73)          (5.90)          0.07

                  (b) FIXED STOCK OPTION PLANS. The Company has two fixed stock option plans.

                           (i) EMPLOYEE OPTION PLAN. The Employee Option Plan provides for the issuance of options to acquire up to 1,250,000 shares of Common Stock at a price equal to the fair market value of the Common Stock on the date of grant of each option (see Note 10). The options vest 40% two years after the date of grant and 20% on each of the three subsequent anniversaries of the date of grant or if there is a change in control as defined in the Employee Option Plan. The options are exercisable for a period of ten years from the date of the grant.

                           (ii) NON-EMPLOYEE DIRECTOR OPTION PLAN. The Non-Employee Director Option Plan provides for the grant of (A) options for 20,000 shares of Common Stock to each Non-Employee Director on December 5, 1994, (B) options for 20,000 shares of Common Stock to each new Non-Employee Director upon his/her first election or appointment to the Board and (C) options for 5,000 shares of Common Stock to each Non-Employee Director at the first meeting of directors following such director's subsequent election or appointment to the Board. In 1998, the Board amended the Non-Employee Director Option Plan to provide that each Apollo director, who is appointed to the Board annually, will receive, an option to acquire 1,667 shares at each meeting (1,666 shares at every third meeting) at which he is reappointed to the Board. The option price for any grant under the Non-Employee Director Plan is equal to the fair market value of Common Stock on the date of grant of each option. Each option is immediately vested, exercisable, and remains exercisable for a period of 10

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         years from the grant date. A maximum of 350,000 shares of Common Stock may be issued pursuant to the Non-Employee Director Option Plan.

                           (iii) FAIR VALUE OF OPTIONS. In order to calculate the proforma amounts shown above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998.

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

               Contractual term of grant:   Ten years.

                           (iv) SUMMARY. A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997, and 1996, respectively, and the changes during the years ended on those dates are presented below.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                    (A) EMPLOYEE  STOCK  OPTIONS.  The following
         table summarizes information about employee stock options outstanding at December 31, 1998:


                             Number of          Weighted-         Weighted-          Number of      Weighted-
           Range of           Options            Average           Average             Options        Average
           Exercise         Outstanding         Remaining         Exercise         Exercisable       Exercise
            Price           at 12/31/98            Life              Price         at 12/31/98          Price
            -----           -----------            ----           --------         -----------        -------
        $2.00 - $2.99           500,000            6.7             $  2.00             125,000        $  2.00
        $4.00 - $4.99            50,000            5.9             $  4.31              33,333        $  4.31
        $5.00 - $5.99           116,250            6.3             $ 5.730              72,750        $ 5.734
        $6.00 - $6.99           125,000            3.5             $ 6.792             123,500        $ 6.792
        $7.00 - $7.99            17,750            4.9             $  7.00              17,750        $  7.00
        $8.00 - $8.99           118,000            6.1             $ 8.871              70,800        $ 8.875
      $12.00 - $12.99           166,500            5.7             $ 12.00             133,200        $ 12.00
                           ------------                                            -----------
                              1,093,500                                                576,333
                           ============                                            ===========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                    (B) NON-EMPLOYEE DIRECTOR STOCK OPTIONS. The
         following tables summarize information about Non-Employee Director stock options outstanding at December 31, 1998:

                              1996                                         1997                1998
                              ----                                         ----                ----
  Non-Employee
    Director                     Weighted Avg.                 Weighted Avg.                Weighted Avg.
  Stock Options         Shares  Exercise Price        Shares  Exercise Price       Shares  Exercise Price
  -------------         ------  --------------        ------  --------------       ------  --------------

 Outstanding at
the beginning of
      year             150,000          $8.825       185,000          $8.311      305,000      $ 7.414

 Options granted        35,000          $6.107       120,000          $6.032       10,001      $ 2.125
Options exercised            0               0             0               0            0            0
Options forfeited            0               0             0               0            0            0
                       -------                       -------                     --------
 Outstanding at
   end of year         185,000          $8.311       305,000          $7.414      315,001      $ 5.560
                       =======                       =======                     ========

     Options           185,000               -       305,000               -      315,001            -
 exercisable at
    year-end.
  Weighted-avg.         $2.881               -        $2.750               -     $    .94            -
  fair value of
 options granted
 during the year

Note: This schedule does not include the stock options issued in 1995 pursuant to the 1993 Plan and subsequently surrendered in accordance with the adoption of the Non-Employee Director Option Plan.

                     Number of     Weighted-Average   Weighted-    Number of     Weighted-
      Range of        Options         Remaining        Average      Options       Average
      Exercise       Outstanding     Contractual       Exercise   Exercisable     Exercise
       Price         at 12/31/98        Life            Price     at 12/31/98      Price
       -----         -----------        ----            -----     -----------      -----
    $2.00 - $2.99       10,001           9.6           $2.125        10,001        $2.125
    $4.00 - $4.99       40,000           8.4           $4.813        40,000        $4.813
    $6.00 - $6.99      115,000           8.1           $6.479       115,000        $6.479
    $7.00 - $7.99       10,000           6.3           $7.875        10,000        $7.875
    $8.00 - $8.99      120,000           6.1           $8.875       120,000        $8.875
    $9.00 - $9.99       20,000           6.2           $9.000        20,000        $9.000
                       -------                                      -------
                       315,001                                      315,001
                       =======                                      =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(18)     EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share for the following years (in thousands, except per share data):


                                                                    1998              1997            1996
                                                              -------------------------------------------------
         Numerator:
         Income (loss) before extraordinary items                $   3,673        $  (58,346)      $ (12,551)
         Accrued preferred stock dividends                         (10,309)           (3,296)              -
         Accretion of preferred stock to
            redemption amount                                       (1,332)             (427)              -
                                                              -------------------------------------------------
            Loss before extraordinary items
              applicable to common stock                            (7,968)          (62,069)        (12,551)
         Extraordinary gain on extinguishment
            of debt                                                      -                 -          13,732
                                                              -------------------------------------------------
         Numerator for basic and diluted earnings per share
            net (loss) income applicable
            to common stock                                         (7,968)        $ (62,069)      $   1,181
                                                              =================================================

         Denominator:
         Denominator for basic and diluted earnings
           per common share - weighted average
           shares                                                   11,640            10,661           9,709
                                                              =================================================

         Basic and diluted earnings per common
           share:
           Loss before extraordinary items                       $   (0.68)       $    (5.82)      $   (1.29)
           Extraordinary gain on extinguishment
             of debt                                                     -                 -            1.41
                                                              -------------------------------------------------
           Net (loss) income per common share                    $   (0.68)       $    (5.82)       $   0.12
                                                              =================================================

                  For additional disclosures regarding the outstanding preferred stock, see Note 9. Options to purchase Common Stock, described in Note 17, were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the Common Stock and, therefore, the effect would be anti-dilutive.

(19)     SEGMENT REPORTING

                  (a) DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES. The Company has four reportable segments: Primary Market Operations, Luxury/Resort Operations, Predecessor Assets and

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         all other. The Company's primary markets residential division consists of the acquisition, development and sale of residential homesites to third party home builders. The Company's primary markets commercial industrial division consists of the acquisition, development and sale of commercial industrial land parcels to third parties. The Company's luxury/resort operations division consists of the development of waterfront or highly amenitized communities for high-end retirement or pre-retirement homebuyers. The Company's other predecessor assets consists of the sale of developed and undeveloped real estate inherited from the Company's predecessor. All other includes the Company's environmental services operations and their receivables portfolio management.

                  (b) MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS. The Company evaluates performance and allocates resources based on gross margins of each business segment, except for all other which is only evaluated on a total revenues basis. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company does not report assets on a segment basis and therefore has not included this information.

                  (c) FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS. The Company's reportable segments are lines of business that offer different products to different customers. The reportable segments are each managed separately because they require different production processes and are distinct products. The Company's businesses are primarily conducted in the United States. No significant part of the business is dependent upon a single customer.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  The following table summarizes the Company's information for reportable segments for the year's ended December 31, 1998, 1997 and 1996:

                                                              1998         1997         1996
                                                            ---------    ---------    ---------
Revenues:
  Segment revenues:
    Primary markets operations                              $  41,529    $  14,441    $  51,025
    Luxury resort operations                                    7,010       10,908       17,809
    Predecessor assets                                         24,262       42,270       58,731
    All other                                                   4,922        3,608        4,741
                                                            ---------    ---------    ---------
                                                               77,723       71,227      132,306

  Unallocated revenues:
    Other operating revenues                                    4,434          771        2,434
    Interest revenues                                           1,598        4,650        4,039
                                                            ---------    ---------    ---------
         Total revenues                                     $  83,755    $  76,648    $ 138,779
                                                            =========    =========    =========

         Gross margins:
           Segment gross margins:
             Primary markets residential                    $   6,260    $   1,016    $   8,774
             Luxury resort operations                           4,934       (2,036)       3,903
             Predecessor assets                                 1,854       (3,553)      11,574
                                                            ---------    ---------    ---------
                                                               13,048       (4,573)      24,251

           Unallocated revenues and (expenses):
             Other operating revenues                           6,017        3,011        4,919
             Interest revenues                                  4,937        6,018        6,295
             Inventory valuation reserves                        (195)     (14,457)     (12,283)
             Selling expense                                   (6,510)      (8,502)     (13,525)
             Operating expenses                                (2,010)      (1,505)      (1,986)
             Real estate costs                                 (9,598)     (14,984)     (19,384)
             General and administrative expense                (9,908)     (12,297)     (12,410)
             Cost of borrowing, net of amounts capitalized     (4,375)     (12,222)     (13,430)
             Other expense                                       (853)      (1,463)        (512)
             Other income (expense):
               Reorganization reserves
                 Utility trust accounts                         3,666           --       11,859
                 Utility connection reserve                     1,063        1,063        4,097
                 Contracts receivable termination refunds         104          706         (112)
                 Cancellation of Notes                          8,549           --           --
                 Other reorganization reserves                     --        1,761        2,246
               Utility Condemnation                                --           --        4,122
               Land mortgages receivable valuation discount      (184)         (92)       1,020
               Miscellaneous                                      (78)        (810)       2,282
                                                            ---------    ---------    ---------
             Income (loss) before extraordinary items       $   3,673    $ (58,346)   $ (12,551)
                                                            =========    =========    =========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(20)     SUBSEQUENT EVENTS

                  (a) DECEMBER 1998 DEBT REFINANCING. On February 2, 1999 (effective December 31, 1998), (i) Atlantic Gulf closed on its $39.5 million New Revolving Loan Facility and its $26.5 million New Term Loan Facility (collectively, the "New Senior Loan Facilities"), (ii) Atlantic Gulf entered into amendments to its Secured Agreement and Investment Agreement with Apollo, (iii) SP-Sub canceled Atlantic Gulf's obligation to repay its $11 million SP Sub Loan and (iv) Apollo, the New Revolving Loan Lenders and the New Term Loan Lenders and the collateral agent entered into a New Intercreditor Agreement. These transactions are collectively referred to herein as the "December 1998 Debt Refinancing."

                           (i) NEW  REVOLVING  LOAN  FACILITY.  The lenders (the
         "New Revolving Loan Lenders") under Atlantic Gulf's New Revolving Loan Facility are DK Acquisition Partners, L.P., Comac Partners, Halcyon/Alan B. Slifka Management Co. LLC, East West Partners, Stonehill Investment Corp. and Anglo American Financial and its participants (the "Revolving Loan Lenders"). M. H. Davidson, LLC. ("MHD"), is the agent and collateral agent.

                  The New Revolving Loan Facility will mature on August 1, 2000 and bears interest at the rate of (1) eleven percent (11%) per annum (fifteen percent (15%) per annum upon the occurrence, and continuation, of an event of default) upon all amounts other than letter of credit guarantees and (2) fifteen percent (15%) per annum (nineteen percent (19%) per annum upon the occurrence, and continuation, of an event of default) upon all draws under letter of credit guarantee amounts.

                  The aggregate outstanding borrowings under the New Revolving Loan Facility are subject to a borrowing base limitation based on the value of certain of the Company's assets. The New Revolving Loan Facility contains standard and customary representations, warranties and covenants for a facility of its type, size and term, including, a consolidated net worth covenant.

                  The $39.5 million commitment under the New Revolving Loan Facility will automatically be reduced (1) by $4 million by March 31, 1999; (2) by an additional $1 million by May 31, 1999; (3) by seventy five percent (75%) of the net cash proceeds realized from certain bulk sales of lots and/or land in certain eligible subdivision projects; (4) by an additional $1,667,000 on each of February 15, 2000, March 15, 2000 and April 15, 2000; and (5) by an additional $2,333,000 on each of May 15, 2000, June 15, 2000, and July 15, 2000. The remaining outstanding balance under the New Revolving Loan Facility is due and payable in full on August 1, 2000. The Company is currently working on closing several transactions, the proceeds from which will be used to fund the March 31, 1999 commitment reduction. The Company is also in the process of finalizing negotiation of an amendment/waiver with its New Revolving Loan Lenders in the event that it is unable to close one or more of these transactions on or before March 31, 1999.

                  On the closing date, the Revolving Lenders delivered to the trustee for Atlantic Gulf's $7.5 million of

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         cash collateral to secure the payment, when presented, of up to $7.5 million of the 13% Notes. The cash collateral, which is treated as a letter of credit guarantee, is deemed to be part of the New Revolving Loan Facility.

                  On the closing date, Atlantic Gulf paid (1) the collateral agent a closing fee of $1.28 million and (2) the agent a letter of credit guarantee fee of $150,000. Atlantic Gulf also has agreed to pay
         (a) the collateral agent a servicing fee of $10,000 per month so long as any amounts remain outstanding under the New Revolving Loan Facility and (b) the agent a second letter of credit guarantee fee of $150,000 on the second anniversary of the effective date of the New Revolving Loan Facility if any portion of the letter of credit guarantee amount remains outstanding on that date.

                           (ii) NEW TERM LOAN FACILITY. The lenders (the "New Term Loan Lenders") under Atlantic Gulf's new term loan facility (the "New Term Loan Facility") are Anglo American Financial and General Motors Employees Global Group Pension Trust (the "Term Loan Lenders"). Anglo American Financial is the agent, and MHD is the collateral agent.

                  The New Term Loan Facility will mature on the earlier of February 1, 2002, or the date that is thirty (30) days prior to the first date on which any of the holders of the Preferred Stock have the right to require Atlantic Gulf to repurchase any shares of Preferred Stock and bears interest at the rate of fifteen percent (15%) per annum (nineteen percent (19%) per annum upon the occurrence, and continuation, of an event of default). The New Term Loan Facility contains standard and customary representations, warranties and covenants for a facility of its type, size and term, including a consolidated net worth covenant.

                  On the closing date, Atlantic Gulf paid the agent a closing fee of $2.0 million.

                           (iii) AMENDMENTS TO THE SECURED AGREEMENT AND INVESTMENT AGREEMENT. As part of the December 1998 Debt Refinancing:

                  - Apollo consented to Atlantic Gulf entering into the New Senior Loan Agreements and agreed to subordinate its collateral interest in certain Company assets, and, in exchange therefor:

                           -- Atlantic Gulf issued an $850,000 promissory note to Apollo (the "$850,000 Note"). The
                                    $850,000  Note will  mature on  February  1,
                                    2002, and provides for current payments of interest only at the rate of ten percent (10%) per annum (fifteen percent (15%) per annum upon the occurrence and continuation of an event of default), monthly in arrears.

                           -- Gulf issued a $1 million promissory note to Apollo (the "$1 Million Note"). The $1 Million Note will mature on February 1, 2002, and provides for payments of interest only at the rate of ten percent (10%) per annum (fifteen percent (15%) per annum upon the occurrence and continuation of an event of default), monthly in arrears. Atlantic Gulf has the obligation, under certain circumstances, to prepay seventy five

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                    percent (75%) of the original principal amount of the $ 1 Million Note by conveying a 20% net profits interest in a specified project to Apollo.

                                    The $850,000 Note and $1 Million Note, both of which are secured by certain Company assets, are together referred to herein as the "Notes".

                           --       Atlantic  Gulf  issued   500,000  shares  of
                                    Common  Stock  to  Apollo  (the  "Additional
                                    Shares").

                  - Apollo and Atlantic Gulf entered into amendments to the Amended and Restated Secured Agreement and Amended and Restated Investment Agreement to (a) conform such agreements to the terms and conditions of the New Senior Loan Agreements, (b) reflect the terms of the Apollo Notes, (c) delete all SP Subsidiary provisions, (d) include the Additional
                           Shares as Registrable Securities and make all of Apollo's Registrable Securities, Warrants and Notes freely transferable (subject to the requirements of the applicable securities laws) and (e) make certain other, technical conforming changes.

                           (iv) NEW  INTERCREDITOR  AGREEMENT.  Atlantic  Gulf's
         obligations under the New Senior Loan Agreements and the Secured Agreement are fully secured by security interests in substantially all of Atlantic Gulf's assets (the "Collateral") and guaranteed by certain of Atlantic Gulf's subsidiaries. In connection with the December 1998 Debt Refinancing, Apollo, the New Revolving Loan Lenders, the New Term Loan Lenders and MHD, as collateral agent, entered into a new Intercreditor Agreement (the "New Intercreditor Agreement") pursuant to which the parties agreed (1) that the liens of the parties upon the Collateral would have the following priorities and rank: (a) the New Revolving Loan Facility liens and obligations would have first priority, (b) the New Term Loan Facility liens and obligations would have second priority and (c) the Secured Agreement liens and obligations would have third priority and (2) to certain repayment subordinations, standstill periods, blockage periods, payment turnover provisions and related matters.

                  (b) REPAYMENT OF WORKING CAPITAL FACILITY AND 13% NOTES. On February 2, 1999, the Company repaid (i) the entire outstanding balance ($13.7 million) under its Working Capital Facility, (ii) the entire outstanding balance ($39.5 million) under its 13% Notes and (iii) its outstanding Mortgage Receivables loan and Contract Receivables loan ($7.8 million) with $32.0 million of funds drawn under its New
         Revolving Loan Facility (including $7.5 million of cash collateral treated as letter of credit guarantees), $26.5 million of funds drawn under its New Term Loan Facility and $800,000 of other available cash.

                  (c) CARY GLEN PROJECT. On February 8, 1999, Panther Creek Corp., a wholly-owned subsidiary of the Company (the "Developer"), was terminated for cause by Panther Creek-Raleigh Limited Partnership (the "Owner"), as the developer of the Cary Glen Project located in Cary, North Carolina, for purported delays in the development schedule and sales program. Furthermore, on February 26, 1999, the Owner demanded that the Developer and the Company

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         pay to the Owner approximately $5.5 million for alleged future potential project cost overruns pursuant to the Hearthstone Master Form Acquisition and Development Agreement between the Owner and the Developer and the Guaranty Agreement given by the Company. The Company disputes whether (1) the termination was a proper termination for cause, (2) the Developer is liable for cost overruns not incurred to date and (3) the Owner correctly calculated the projected cost overruns. No lawsuit has been filed at this time, and the Company continues to pursue a resolution of this matter. In the event litigation is filed by the Owner, the Company will assert certain defenses and counterclaims against the Owner and will otherwise vigorously defend the claims asserted against it and the Developer.

                  (d) STRATEGIC TRANSACTION. On March 26, 1999, the Company announced that (1) its Board of Directors had formed a Special Committee to explore strategic alternatives to maximize stockholder value and (2) it had retained BT Alex. Brown, a leading investment banking firm, to assist the Special Committee in reviewing strategic transactions.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                  Years Ended December 31, 1998, 1997 and 1996
                                  Schedule II -
                        Valuation and Qualifying Accounts
                            (In Thousands of Dollars)

                                                          Amounts
                                         Balance at  Charged (Credited)                 Balance at
                                         Beginning      to Results of                     End of
                                         of Period       Operations      Deductions(2)    Period
                                         ---------       ----------      -------------    ------
Description
-----------
YEAR ENDED DECEMBER 31, 1996:
Predecessor Homesite Contract
  Receivables reserves                    $4,353          $(1,300)          $  923        $2,130
Other receivable reserves (1)              3,806             (784)             290         2,732
                                          ------          -------           ------        ------
Total                                     $8,159          $(2,084)          $1,213        $4,862
                                          ======          =======           ======        ======

YEAR ENDED DECEMBER 31, 1997:
Predecessor Homesite Contract
  Receivables reserves                    $2,130          $  (826)          $  293        $1,011
Other receivable reserves (1)              2,732             (440)             589         2,583
                                          ------          -------           ------        ------
Total                                     $4,862          $  (386)          $  882        $3,594
                                          ======          =======           ======        ======

YEAR ENDED DECEMBER 31, 1998:
Predecessor Homesite Contract
   Receivables reserves                   $1,011          $  (467)          $  141        $  403
Other reasonable reserves (1)              2,583               --            1,746           837
                                          ------          -------           ------        ------
                                          $3,594          $  (467)          $1,887        $1,240
                                          ======          =======           ======        ======

---------------
(1)      Reserves are a deduction from mortgages, notes and other receivables.
(2) Deductions represents amounts charged to reserves resulting from the cancellation, write-off, sale or other disposition of the related receivables.