Form 10-K/A
period 1998-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 1999-04-30
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The exhibit index for this Form 10-K/A-1 is located at page 67.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [ ]

         As of March 31, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $21.5 million.

         As of March 31, 1999, there were 12,626,515 shares of the registrant's Common Stock outstanding, including 3,000 outstanding shares held in a disputed claims reserve.

                    Documents incorporated by reference: None

                                  INTRODUCTION

         Atlantic Gulf Communities Corporation is filing this Form 10-K/A-1 in order to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (which was filed with the Securities and Exchange Commission on March 31, 1999 - the "1998 Form 10-K") to (1) add the Part II Item 7A. and Part III disclosures, which were not included in the 1998 Form 10-K, as filed, (2) correct typographical errors in the Wholly-Owned Luxury/Resort Projects table on page 14 of the 1998 Form 10-K, (3) correct certain option information in Notes 10 and 17 to the Notes to Consolidated Financial Statements included with the 1998 Form 10-K, (4) correct certain other nonmaterial, typographical errors in the 1998 Form 10-K and (5) include updated information concerning certain events which occurred after the Form 10-K, as filed, was finalized, and on or before March 31, 1999.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K/A-1 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I, ITEM 1. "THE BUSINESS," PART I,
ITEM 3. "LEGAL PROCEEDINGS" AND PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN PRIMARY MARKETS IN FLORIDA AND OTHER AREAS IN THE SOUTHEASTERN UNITED STATES AND LUXURY/RESORT MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY FLORIDA AND OTHER MARKETS IN THE SOUTHEASTERN UNITED STATES; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE.

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


          POTENTIAL DEVELOPMENT SUPPLY FROM CORE DEVELOPMENT PORTFOLIO


                                  Homesites            Vertical Residential Units
                           -----------------------  ---------------------------------
                             Single       Multi-      Single     Multi-    Timeshare   Commercial
                           Family (1)   Family (1)  Family(1)  Family (1)  Cabins (2)  Development (3)
                           -----------------------  --------------------------------- ---------------
Primary  Projects(4).......   12,984        4,163          -            -          -             398

Luxury/Resort Projects(4)..      776            -         81        1,176         75              12
                           -----------------------  --------------------------------- ---------------
Total......................   13,760        4,163         81        1,176         75             410
                           =======================  ================================= ===============
Entitled and Approved(5)...    6,366        1,297         81        1,126          -             180

Entitlements/
Approvals in Process.......    7,394        2,866          -           50         75             230


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

         - On June 30, 1998, Atlantic Gulf repaid the entire outstanding balances under its (1) Term Loan Facility ($13.333 million outstanding at December 31, 1997) and (2) Reducing Revolving Loan Facility ($7.653 million outstanding at December 31,
                  1997).

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

                  JOINT VENTURE PRIMARY PROJECTS. The following table shows (by investment account balance and the Company's share of income (loss)) the Primary Projects in which the Company holds its equity interest through joint ventures:

                          INVESTMENT ACCOUNT BALANCE (1)  COMPANY'S SHARE OF INCOME (LOSS)
                         ---------------------------      --------------------------------
                               AS OF DECEMBER 31,                AS OF DECEMBER 31,
                         ---------------------------      --------------------------------
                           1998      1997      1996            1998      1997        1996
                           ----      ----      ----            ----      ----        ----
                                 (in thousands)                   (in thousands)
Homesites .............  $ 9,998   $12,131   $ 9,161         $   802   $  (235)    $   (75)
Commercial Development..     367       291       307             240        --          --
                         -------   -------   -------         -------   -------     -------
      Total ............ $10,365   $12,422   $ 9,468         $ 1,042(2)$  (235)    $   (75)
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

                  PRIMARY PROJECT SALES ACTIVITIES, BY PROJECT. The following tables summarize the sales activities during 1998 and 1997 at the Company's Primary Projects, by Project:


                                    -------------------------------------------------------------------------------------------
                                                                             HOMESITES
                                    --------------------------------------------   --------------------------------------------
                                                    1997 Activity                                     1998 Activity
                                    --------------------------------------------   --------------------------------------------
                                       Total                            Total                Revisions                  Total
                                     Lots/units          Unit   Lot   Lots/units                 &      Unit    Lot  Lots/units
                                       1/1/97    Acq.   Sales  Sales   12/31/97      Acq.  Transfers(1) Sales  Sales  12/31/98
                                    --------------------------------------------   --------------------------------------------
Owned Properties
----------------
Lakeside Estates ..................       938      -       -   (267)        671         -        (2)       -    (141)     528
Saxon Woods .......................         -    408       -      -         408         -         -        -     (25)     383
West Meadows ......................     1,178      -       -   (142)      1,036         -        74        -    (351)     759
The Trails of West Frisco .........         -  1,641       -      -       1,641         -         -        -     (98)   1,543
Windsor Palms .....................       102      -       -   (102)          -         -         -        -       -        -
Sanctuary .........................        19      -       -    (19)          -         -         -        -       -        -
                                    --------------------------------------------   --------------------------------------------
Subtotal Owned Properties .........     2,237  2,049       -   (530)      3,756         -        72        -    (615)   3,213
                                    --------------------------------------------   --------------------------------------------

Joint Venture Properties
------------------------
Sunset Lakes ......................     1,767      -       -      -       1,767         -      (255)    (270)      -    1,242
Falcon Trace ......................       871      -       -    (22)        849         -         -        -    (209)     640
Cary Glen .........................     1,134      -       -      -       1,134         -         -        -     (10)   1,124
Country Lakes .....................     1,856      -   (740)      -       1,116         -     1,858   (1,934)      -    1,040
                                    --------------------------------------------   --------------------------------------------
Subtotal Joint Venture Properties .     5,628      -   (740)    (22)      4,866         -     1,603   (2,204)   (219)   4,046
                                    --------------------------------------------   --------------------------------------------
Total All Properties ..............     7,865  2,049   (740)   (552)      8,622         -     1,675   (2,204)   (834)   7,259
                                    ============================================   ============================================


(1) Includes revisions to estimates of potential development or building size, or transfers of property between Homesites and other categories of property.

                                          ------------------------------------------------------------------------------------
                                                                        COMMERCIAL DEVELOPMENT
                                          ----------------------------------------  ------------------------------------------
                                                       1997 ACTIVITY                              1998 ACTIVITY
                                          ----------------------------------------  ------------------------------------------
                                             TOTAL                      TOTAL               REVISIONS                TOTAL
                                             ACRES                      ACRES                   &                    ACRES
                                            1/1/97    ACQ.   SALES     12/31/97       ACQ.  TRANSFERS     SALES    12/31/98
                                          ----------------------------------------  ------------------------------------------
OWNED PROPERTIES
West Meadows .........................             16    26      (16)          26          -          -         -          26
Dave's Creek .........................              -     -        -            -      1,372          -    (1,372)          -
                                          ----------------------------------------  ------------------------------------------
SUBTOTAL OWNED PROPERTIES                          16    26      (16)          26      1,372          -    (1,372)         26
                                          ----------------------------------------  ------------------------------------------

JOINT VENTURE PROPERTIES
Sunset Lakes .........................             10     -        -           10          -          5       (15)          -
Country Lakes ........................            268     -        -          268          -       (126)        -         142
                                          ----------------------------------------  ------------------------------------------
SUBTOTAL JOINT VENTURE PROPERTIES                 278     -        -          278          -       (121)      (15)        142
                                          ----------------------------------------  ------------------------------------------
TOTAL ALL PROPERTIES                              294    26      (16)         304      1,372       (121)   (1,387)        168
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

                  WHOLLY-OWNED LUXURY/RESORT PROJECTS. The following table shows (in units/acres and by net book value) the Company's wholly-owned Luxury/Resort
Projects:

                                       UNITS/ACRES                   NET BOOK VALUE(5)
                             -------------------------------   ---------------------------
                                     AS OF DECEMBER 31,             AS OF DECEMBER 31,
                             -------------------------------   ---------------------------
                               1998        1997       1996      1998       1997      1996
                               ----        ----       ----      ----       ----      ----
                                                                     (in thousands)
Residential (4) .............. 1,954(1)       578(1)  403(3)   $16,360   $ 8,484   $  (195)(6)
Commercial Development .......    12(2)        12(2)             1,045     1,045         -
                                                               -------   -------   -------
       Total .................                                 $17,405   $ 9,529   $  (195)
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


                  LUXURY/RESORT PROJECT COMPONENTS, BY PROJECT. The following tables summarize the scope and the principal components of the Company's Luxury/Resort Projects, by Project:
                                ----------------------------------------------
                                                      Scope of Project(5)

                                ----------------------------------------------
                                Ownership/       Total                 Total
                                  Profit         Gross       Total     Gross
                                 Interest     Residential    Lots/  Commercial
                                 12/31/98        Acres       Units     Acres
                                ----------------------------------------------
Owned Properties
----------------
West Bay Club(1) ..........         100%           867       1,082        12
Aspen Springs Ranch(2) ....         100%         5,906         497         -
Riverwalk Tower(3) ........         100%             2         375         1
                                              --------------------------------
Subtotal Owned Properties..                      6,775       1,954        13
                                              --------------------------------

Joint Venture Properties
------------------------
Jupiter Ocean Grande(4) ...          50%             6         154         -
                                              --------------------------------
Total All Properties ......                      6,781       2,108        13
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

(5)      As currently planned.

                              -------------------------------------------------------------------------------
                                                     LOTS/UNITS/ACRES AT DECEMBER 31, 1998 (1)
                              -------------------------------------------------------------------------------
                                 HOMESITES              VERTICAL RESIDENTIAL UNITS             COMMERCIAL
                                              ----------------------------------------------
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

         The following table summarizes revenues recorded by EQL Lab (in thousands of dollars):

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


                     Predecessor Homesite Inventory Summary
                     --------------------------------------
                                 (in homesites)

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

ITEM 2.           PROPERTIES

         The Company's inventory of real estate is described in PART I, ITEM 1. BUSINESS, - CORE BUSINESS -- PRIMARY PROJECTS and -- LUXURY/RESORT PROJECTS and
- PREDECESSOR ASSETS.


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

                                1998                           1997
                               Prices                         Prices
                               ------                         ------

Quarter Ended           High           Low            High            Low
-------------           ----           ---            ----            ---
March 31               4 1/4          3 1/4           6              4 1/8
June 30               3 11/16           2            6 41/64         5 1/2
September 30           2 3/8            1            6 3/4           5 5/8
December 31            1 5/16          5/8           6 1/8           3 1/4

         HOLDERS OF RECORD OF THE COMMON STOCK. As of March 26, 1999, there were approximately 30,000 record holders of the Common Stock.

         DIVIDENDS. No dividends have been paid on the Common Stock during the last two fiscal years, and Atlantic Gulf is prohibited from paying dividends on its Common Stock by the terms of its New Revolving Loan Facility, New Term Loan Facility and Secured Agreement. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES below. The holders of Atlantic Gulf's 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "SERIES A PREFERRED STOCK"), and 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "SERIES B PREFERRED STOCK") (the Series A Preferred Stock and Series B Preferred Stock are, together, referred to as the "PREFERRED STOCK") are entitled to receive, when, as and if declared by the Board of Directors of Atlantic Gulf (the "BOARD"), out of funds legally available therefore, cash dividends on each share of Preferred Stock at an annual rate equal to 20% of the Liquidation Preference (defined as $10 per share plus accumulated and unpaid dividends) in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the Preferred Stock was originally issued by Atlantic Gulf, and will be payable, subject to declaration by the Board, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing as of September 30, 1997. As of December 31, 1998, the Series A Preferred Stock Liquidation Preference was $32.7 million, including undeclared but accumulated and unpaid dividends of $7.7 million and the Series B Preferred Stock Liquidation Preference was $25.9 million, including undeclared but accumulated and unpaid dividends of $5.9 million.

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


ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA

         Selected financial data for each of the five years during the period ended December 31, 1998, are summarized below (in millions of dollars, except per share amounts):


                                                                  Years
                                                                  Ended
                                                               December 31,
                                             --------------------------------------------
                                             1998      1997      1996      1995     1994
                                             ----      ----      ----      ----     ----
Statement of Operations Data
----------------------------
Total revenues                              $ 83.8    $  76.6  $ 138.8   $  98.0  $  70.3

Income (loss) before extraordinary items       3.7      (58.3)   (12.6)    (20.6)     1.1

Net income (loss)                              3.7      (58.3)     1.2     (20.6)     1.1

Net income (loss) applicable to
  common stock                                (8.0)     (62.1)     1.2     (20.6)     1.1

Net income (loss) per common share(1)         (.68)     (5.82)     .12     (2.12)     .11

Weighted average common
  shares outstanding                         11.64      10.66     9.71      9.71     9.64
-----------------------------------------------------------------------------------------

Balance Sheet Data (at period end)
----------------------------------
Cash (including restricted amounts)         $ 10.5    $  10.9  $  13.1   $  12.0  $  25.0

Land and Residential Inventory               166.9      130.5    153.4     218.3    228.5

Receivables Portfolio                         33.4       41.2     73.4      59.8     55.2

Total assets                                 229.8      203.1    263.4     332.8    348.6

Notes, mortgages, capital leases and
  other debt                                 151.8      132.4    169.2     221.0    190.3

Preferred stockholders' equity                54.8       41.7        -         -        -

Common stockholders' equity (deficit)         (2.6)       5.3     56.4      54.4     74.7


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The tables below summarize the Company's real estate operations from Core Business and Predecessor Assets for 1998, 1997 and 1996:

                  Combining Results of Real Estate Operations
                  -------------------------------------------

                          Year Ended December 31, 1998
                            (In Thousands of Dollars)


                                                  Primary       Luxury
                                                  Market        Resort      Predecessor
                                                  Operations    Operations  Assets      Total
                                                  --------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................         14,259           -       3,017      17,276
      Commercial ..........................         27,270       7,010      21,245      55,525
      Vertical Residential Units ..........              -           -           -           -
                                                  --------------------------------------------
   Total real estate sales                          41,529       7,010      24,262      72,801
Costs and expenses:
   Cost of real estate sales
      Homesite ............................         12,108           -       2,675      14,783
      Commercial ..........................         23,161       2,076      19,733      44,970
      Vertical Residential Units ..........              -           -           -           -
                                                  --------------------------------------------
Total cost of real estate sales ...........         35,269       2,076      22,408      59,753
                                                  --------------------------------------------

Gross margin real estate sales ............          6,260       4,934       1,854      13,048
                                                  ============================================

Results of Joint Venture Operations (1)....          1,042       (629)           -         413
                                                  ============================================

(1)  Included in Other Operating Revenues.

                    Combining Results of Real Estate Operations
                    -------------------------------------------

                          Year Ended December 31, 1997
                            (In Thousands of Dollars)


                                                  Primary       Luxury
                                                  Market        Resort        Predecessor
                                                  Operations    Operations    Assets      Total
                                                  ----------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................         13,851           -        10,755      24,606
      Commercial ..........................            590           -        31,439      32,029
      Vertical Residential Units ..........              -      10,908            76      10,984
                                                  ----------------------------------------------
   Total real estate sales                          14,441      10,908        42,270      67,619
Costs and expenses:
   Cost of real estate sales
      Homesite ............................         12,941           -        10,431      23,372
      Commercial ..........................            484           -        35,303      35,787
      Vertical Residential Units ..........              -      12,944            89      13,033
                                                  ----------------------------------------------
Total cost of real estate sales ...........         13,425      12,944        45,823      72,192
                                                  ----------------------------------------------

Gross margin real estate sales ............          1,016      (2,036)       (3,553)     (4,573)
                                                  ==============================================

Results of Joint Venture Operations(1).....           (235)       (758)            -        (993)
                                                  ==============================================

(1)      Included in Other Operating Revenues.

                     Combining Results of Real Estate Operations
                     -------------------------------------------

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
                                                  ==============================================

(1)     Included in Other Operating Revenues.

THE YEAR ENDED DECEMBER 31, 1998 ("1998") COMPARED TO THE YEAR ENDED DECEMBER 31, 1997 ("1997")

         During 1998, the Company reported a net loss applicable to Common Stock of $8.0 million compared to a net loss of $62.1 million applicable to Common Stock in 1997. The reduction in loss from 1997 to 1998 of $54.1 million was primarily due to (1) a $17.6 million increase in real estate gross margins, (2) a reduction in the change to inventory valuation reserves of $14.3 million, (3) an increase in other income of $12.2 million associated with reorganization reserves, (4) a $7.8 million decrease in the costs of borrowings, (5) a $5.4 million decrease in real estate costs and (6) a $2.4 million reduction in general and administrative expenses, partially offset by (7) a $7.9 million increase in preferred stock dividends and accretion changes.

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

         Revenues from Homesite sales decreased $7.3 million in 1998 compared to 1997 primarily due to a $7.7 million decreased in Other Predecessor Assets revenue which was slightly off-set by a $409,000 increase in Primary Markets Residential revenue. The decreased revenue associated with Other Predecessor Assets was related to the Company's orderly disposition of the remaining
Predecessor Assets. The increase in revenue from Primary Market Residential sales was primarily related to (1) an increase of $2.7 million in the West Meadows Project, (2) a combined increase of $4.2 million in the Saxon Woods Project and The Trails of West Frisco Project, which did not have sales in 1997,
(3) a decrease in the Lakeside Project of $1.7 million related to decreased sales as a result of tornado damage during 1998 and (4) a decrease of $4.9 million associated with the Sanctuary Project and the Windsor Palms Project which had final sales in 1997.

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

         Homesite sales gross margin percentage was 15.1% in 1998 compared to 6.6% in 1997. The higher gross margin percentage in 1998 is primarily due to lower margins in 1997 which were attributable principally to the sale of the final 102 lots in the Windsor Palms Project for $4.5 million, generating a negative 14% gross margin. This sale was necessitated by the Company's need for liquidity to meet a June 30, 1997 debt payment.

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

                  JOINT  VENTURES.   Results  of  Joint  Ventures  increased  by
approximately $129,000 in 1998 from 1997 due to reduced losses on the Jupiter Ocean Grande Project.

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

         As of December 31, 1998, the Company had under contract two commercial lots allocated to Predecessor Homesites for $99,000. As of December 31, 1997, the Company had under contract approximately 129 Predecessor Homesites for $806,000.

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

                  JOINT VENTURES. Results of Joint Ventures decreased a $160,000 in 1997 compared to 1996. This was primarily due to a $375,000 loss associated with the Country Lakes Project, which was offset by improved net income at the Sunset Lakes project. As of December 31, 1997, the Company's JV Projects had 3,389 Homesites under contract with 10 homebuilders, totaling approximately
$85.0 million in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

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

         JUNE 1998 DEBT RESTRUCTURING. On or about July 1, 1998, Atlantic Gulf repaid the entire outstanding balances under (1) its Term Loan Facility with Foothill Capital Corporation ("FOOTHILL"), consisting of approximately $13.3 million of principal and $171,000 of interest, and (2) its Reducing Revolving Facility with Foothill, consisting of $3.7 million of principal and $35,000 of interest , with $6.2 million of funds drawn on its Working Capital Facility with Foothill and $11.0 million of funds borrowed from AGC-SP, Inc, a wholly-owned special purpose subsidiary of Atlantic Gulf ("SP SUB" and the "SP SUB LOAN").

         DECEMBER 1998 DEBT REFINANCING. Dated as of December 31, 1998, effective on February 2, 1999, (1) Atlantic Gulf closed on its $39.5 million New Revolving Loan Facility and its $26.5 million New Term Loan Facility (collectively, the "NEW SENIOR LOAN FACILITIES"), (2) Atlantic Gulf entered into amendments to its Secured Agreement, dated as of February 7, 1997, as amended, with Apollo (the "Secured Agreement"), and Investment Agreement, dated as of February 7, 1997, as amended, with Apollo (the "Investment Agreement"), (3) SP-Sub canceled Atlantic Gulf's obligation to repay its $11 million SP Sub Loan and (4) Apollo, the New Revolving Loan Lenders and the New Term Loan Lenders and the collateral agent entered into a New Intercreditor Agreement. These transactions are collectively referred to herein as the "DECEMBER 1998 DEBT REFINANCING."

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

         The $39.5 million commitment under the New Revolving Loan Facility will automatically be reduced (1) by $4 million by March 31, 1999; (2) by an additional $1 million by May 31, 1999; (3) by seventy five percent (75%) of the net cash proceeds realized from certain bulk sales of lots and/or land in certain eligible subdivision projects; (4) by an additional $1.7 million on each of February 15, 2000, March 15, 2000 and April 15, 2000; and (5) by an additional $2.3 million on each of May 15, 2000, June 15, 2000, and July 15, 2000. The remaining outstanding balance under the New Revolving Loan Facility is due and payable in full on August 1, 2000. The Company used a portion of the proceeds from the Anglo American Facility to fund the March 31, 1999, commitment reduction. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES -- ANGLO AMERICAN FACILITY below.

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

                  c. Atlantic Gulf issued 500,000 shares of Common Stock to Apollo (the "ADDITIONAL SHARES").

         2. Apollo and Atlantic Gulf entered into amendments to the Secured Agreement and Investment Agreement (from and after the effective dates of such amendments, the terms "Investment Agreement" and "Secured Agreement" refer to those agreements, as so amended by those amendments) to (a) conform such agreements to the terms and conditions of the New Senior Loan Agreements, (b) reflect the terms of the Apollo Notes, (c)
                  delete all SP Subsidiary provisions, (e) include the Additional Shares as Registrable Securities and make all of
                  Apollo's Registrable Securities, Warrants and Notes freely transferable (subject to the requirements of the applicable securities laws) and (f) make certain other, technical conforming changes.

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

                  ANGLO AMERICAN FACILITY. On March 31, 1999, West Frisco Development Corporation ("WFDC"), an indirect wholly-owned subsidiary of Atlantic Gulf, borrowed $7.0 million from Anglo American Financial (the "ANGLO AMERICAN FACILITY"). The Anglo American facility (1) is a full recourse obligation of WFDC, secured by a deed of trust on the West Frisco Project, (2) matures on December 31, 1999, (3) bears interest at the rate of 1.75% per month and (4) requires payments of interest only (monthly in arrears) until maturity. Atlantic Gulf has guaranteed the Anglo American Facility. Atlantic Gulf used $4.0 million of the proceeds of the Anglo American Facility to fund the March 31, 1999 commitment reduction under the New Revolving Loan Facility. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES -- DECEMBER 1998 DEBT REFINANCING --- NEW REVOLVING LOAN FACILITY above.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial position is exposed to fluctuation in the variable interest rates for its debt. At December 31, 1998, the Company had a $25.0 million outstanding interest rate protection contract with respect to the BankBoston project acquisition and development loan for the West Bay Club project, which provides for payments should the base rate increase by more than 2.69%. The only instruments considered market rate sensitive are its loans with variable interest rates. There are no financial instruments subject to foreign currency exchange risk or commodity price risk.

         At December 31, 1998, the Company had mortgage and other debts totaling approximately $107.2 million (which includes the 2.69% unprotected portion of the $25.0 million BankBoston financing) that were subject to variable interest rates, which were not subject to interest rate protection. These debt instruments are summarized as follows:

                  WORKING CAPITAL FACILITY, interest rate variable (9.75% at December 31, 1998), due December 1998: $18.1 million.

                  PROJECT ACQUISITION AND DEVELOPMENT LOANS, interest variable (8.25% to 9.56% at December 31, 1998), due at various dates through September 2002: $82.1 million.

                  MORTGAGE RECEIVABLES LOAN, interest variable (10.75% to 11.75% at December 31, 1998), due at various dates through June 2002: $7.0 million.

         If interest rates increased 100 basis points, the annual effect of such increase to the Company's financial position and cash flows would be approximately $1.1 million, based on the outstanding balance at December 31, 1998. The fluctuation of interest rates is not determinable; accordingly, actual results from interest rate fluctuation could differ from the estimate presented above.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Financial Statements and supplemental data required under this ITEM
8. are provided as Exhibits under ITEM 14. below and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

PART III


ITEM  10.         DIRECTORS AND EXECUTIVE OFFICERS OF ATLANTIC GULF

DIRECTORS

         The following table sets forth certain information concerning the directors of Atlantic Gulf:

              NAME                              AGE          POSITION(S) WITH ATLANTIC GULF
              -----                             ---          ------------------------------
Gerald D. Agranoff (1)(7)(8)(9)(10)(11)          52      Director and Chairman of the Compliance
                                                         Committee

James M. DeFrancia (3)(5)(6)(9)(11)              57      Director

Stuart F. Koenig (4)(5)(6)(11)                   46      Director

Ricardo Koenigsberger (4)(5)(6)(7)(8)(10)        32      Director and Chairman of the Audit
                                                         Committee

Charles K. MacDonald (1)(7)(9)(10)               40      Director

Lee Neibart (4)(6)(8)                            48      Director and Chairman of the Compensation
                                                         Committee and the
                                                         Acquisitions/Dispositions Committee

J. Larry Rutherford (2)(8)(9)                    53      Director, President, Chief Executive Officer and
                                                         Chairman of the Refinancing Committee

---------------------------

(1) A Class 1 Director whose term on the Board of Directors of Atlantic Gulf (the "Board") will expire at Atlantic Gulf's Annual Meeting of Stockholders in 1999 (the "1999 Annual Meeting").

(2) A Class 2 Director whose term on the Board will expire at Atlantic Gulf's Annual Meeting of Stockholders in 2000 (the "2000 Annual Meeting").

(3) A Class 3 Director whose term on the Board will expire at Atlantic Gulf's Annual Meeting of Stockholders in 2001 (the "2001 Annual Meeting").

(4) Appointed by AP-AGC, LLC ("Apollo") for a one-year term, which will expire at the 1999 Annual Meeting. Apollo is the sole holder of the 20% Cumulative Redeemable Convertible Preferred Stock, Series A, of Atlantic Gulf (the "Series A Preferred Stock"). Pursuant to the Investment Agreement, Apollo has the right to appoint three (3) directors to the Board.

(5)      Member of the Audit Committee.

(6) Member of the Compensation Committee. Mr. Koenigsberger is an alternate member of the Compensation Committee in the absence of Mr. Koenig or Mr. Neibart.

(7)      Member of the Compliance Committee.

(8)      Member of the Acquisitions/Dispositions Committee.

(9)      Member of the Refinancing Committee, which was formed in February 1998.

(10)     Member of the Special Committee, which was formed in March 1999.

(11)     Member of the Operations Committee, which was formed in March 1999.

PRINCIPAL OCCUPATIONS AND DIRECTORSHIPS HELD BY THE DIRECTORS

         Mr. Agranoff has been a director since June 1994. He is a general partner of, and general counsel to, Edelman Securities Company, L.P. (formerly Arbitrage Securities Company), a registered broker-dealer. He has been affiliated with Edelman Securities Company, L.P. since January 1982. In addition, Mr. Agranoff is currently of counsel to the law firm of Pryor, Cashman, Sherman & Flynn, in New York. From 1975 through 1981, Mr. Agranoff was engaged exclusively in the private practice of law in New York. In addition, he was an adjunct instructor at New York University's Institute of Federal Taxation. Prior to entering private practice, Mr. Agranoff served as attorney-advisor to a judge of the United States Tax Court. Mr. Agranoff is a director of Datapoint Corporation, Canal Capital Corporation, Bull Run Corporation and American Energy Group, Ltd.

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

         Mr. Koenigsberger has been associated with Apollo Real Estate Advisors I, L.P., since 1995 and a partner of Apollo Real Estate Advisors II, L.P. since 1996, which, together with affiliates, act as managing general partners of the Apollo Real Estate Investment Funds, private real estate investment funds which invest in direct and indirect real property interests, including real estate related public and private debt and equity securities. Since 1995, Mr. Koenigsberger has been associated with Apollo Advisors, L.P., which acts as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., private securities investment funds. Mr. Koenigsberger is a director of Meadowbrook Golf, Inc.

         Mr. MacDonald is President of Morgandane Management Corp., an investment advisory firm. From 1987 to 1995, he was a securities analyst and portfolio manager with Stonington Management Corp., an investment management firm. Morgandane Management Corp. provides investment management services to Stonington Management Corp., which is under common management with Elliott Associates, L.P., and Westgate International, L.P. Mr. MacDonald is a director of Bradlees, Inc.

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

         See PART III, ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ATLANTIC GULF - EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES below for biographical information concerning Mr. Rutherford.

COMMITTEES OF THE BOARD ("COMMITTEES") AND MEETINGS OF THE BOARD AND COMMITTEES

         The Board has four (4) standing Committees, the Acquisitions/Dispositions Committee, the Audit Committee, the Compensation Committee (formerly known as the Human Relations Committee) and the Compliance Committee. The Board (1) also had a Refinancing Committee from February 1998 through January 1999 and (2) formed a Special Committee and Operations Committee in March 1999.

         The Acquisitions/Dispositions Committee held no meetings in 1998. The current members of the Acquisitions/Dispositions Committee are Messrs. Agranoff, Koenigsberger, Neibart (the Chairman) and Rutherford. The principal functions of the Acquisitions/Dispositions Committee are to (1) approve all operational decisions to implement the Board-approved business plan(s), (2) approve real estate acquisitions which commit no more than $5 million of Company equity in any single transaction, (3) approve dispositions of Company assets with gross sales prices no greater than $3 million per transaction and (4) delegate certain authorities to the President and Chief Executive Officer of Atlantic Gulf relating to acquisitions, dispositions and personnel matters, subject to the restrictions set forth with respect to these matters in the Investment Agreement.

         The Audit Committee held one (1) meeting in 1998. The current members of the Audit Committee are Messrs. DeFrancia, Koenig and Koenigsberger (the Chairman). The principal functions of the Audit Committee are to (1) select and engage on Atlantic Gulf's behalf, and fix the compensation of, a firm of certified public accountants whose duty it shall be to audit the books and accounts of Atlantic Gulf and its subsidiaries for the fiscal year in respect of which they are appointed, and who shall report to the Audit Committee, and (2) confer with the accountants and determine, and from time to time report to the Board upon, the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company.

         The Compensation Committee held one (1) meeting in 1998. The current members of the Compensation Committee are Messrs. DeFrancia, Koenig and Neibart (the Chairman). Mr. Koenigsberger is an alternate member of the Compensation Committee. The principal functions of the Compensation Committee are to (1) administer and approve all elements of compensation for Company officers and senior staff members, (2) administer and approve participation in all awards, grants and related actions under the provisions of each of Atlantic Gulf's annual incentive and/or stock option programs, including under Atlantic Gulf's Employee Stock Option Plan, as amended (the "Employee Stock Option Plan"), and
(3) report to stockholders on executive compensation items, as required by the Securities and Exchange Commission (the "SEC").

         The Compliance Committee held no meetings in 1998. The current members of the Compliance Committee are Messrs. Agranoff (the Chairman), Koenigsberger and MacDonald. The principal function of the Compliance Committee is to monitor Atlantic Gulf's compliance with the terms of the November 1992 Final Judgment against Atlantic Gulf as it relates to the Company's sales and marketing practices. On

December 9, 1998, the Company was released from the Final Judgment.  See PART I,
ITEM 3. LEGAL PROCEEDINGS - OTHER LITIGATION AND PENDING DISPUTES -- CARY GLEN PROJECT above.

         The Refinancing Committee, which was formed in February 1998 and completed its work and disbanded in January 1999, held one (1) meeting in 1998. The current members of the Refinancing Committee are Messrs. Agranoff, DeFrancia, MacDonald and Rutherford (the Chairman). The principal function of the Refinancing Committee was to approve all decisions concerning negotiations with Apollo for the release of its security interest in the Company's projects in connection with the refinancing of the Company's institutional indebtedness, which was completed in early 1999.

         The Special Committee, which was formed in March 1999, held no meetings in 1998. The current members of the Special Committee are Messrs. Agranoff, Koenigsberger (the Chairman) and MacDonald. On March 26, 1999, the Company issued a press release announcing (1) the formation of the Special Committee to explore strategic alternatives to maximize stockholder value and (2) the retention of BT Alex. Brown to assist the Special Committee in reviewing possible strategic alternatives. The principal function of the Special Committee is to review, evaluate and make recommendations to the full Board concerning possible strategic alternatives.

         The Operations Committee, which was formed in March 1999, held no meetings in 1998. The current members of the Operations Committee are Messrs. Agranoff, DeFrancia (Chairman) and Koenigsberger. The principal function of the Special Committee is to review, evaluate and make recommendations to the full Board concerning overhead, operating costs, staffing and related matters.

         The Board currently consists of Messrs. Agranoff, DeFrancia, Koenig, Koenigsberger, MacDonald, Neibart and Rutherford (the Chairman of the Board). The Board held seven (7) regularly scheduled meetings (including the Board meeting held in connection with the 1998 Annual Meeting) and one (1) special meeting during 1998. Each director attended at least 75% of the aggregate number of meetings of the Board (that were held during his term on the Board) and committees on which he served during 1998 (except that Mr. Koenigsberger attended the one (1) Compensation Committee meeting held during 1998 in Mr. Neibart's absence).

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

         The following table sets forth certain information about the current executive officers and certain other key employees of Atlantic Gulf:

        Name                 Age                  Position(s) With Atlantic Gulf (1)
        ----                 ---                  ------------------------------
J. Larry Rutherford           53       President, Chief Executive Officer, Director and Chairman of
                                       the Board

Thomas W. Jeffrey             39       Executive Vice President and Chief Financial Officer

John Laguardia                60       Executive Vice President and Chief Operating Officer

J. Thomas Gillette, III       54       Senior Vice President - Community Development for North
                                       Florida

Frank C. Weed                 50       Senior Vice President - Resorts Division

Kimball D. Woodbury           47       Senior Vice President - Acquisitions

Lisa Anness                   42       Senior Vice President - Planning

Paula J. Cook                 40       Vice President and Controller

John H. Fischer               41       Vice President and Treasurer

Joel K. Goldman               33       Vice President, Secretary and General Counsel

Susan M. Kinsey               47       Vice President - Human Resources

Kevin M. O'Grady              44       Vice President - Business Development

Claudia Troisi (2)            49       Former Vice President - South Florida General Manager

Matthew Allen                 34       Vice President - Finance

Cotter Christian              43       Vice President - Community Development

Jay Fertig (3)                38       Former Senior Vice President - National Land Sales

Marcia H. Langley (4)         38       Former Vice President - Special Counsel - Business
                                       Development

----------------------------------------------

(1) Officers of Atlantic Gulf are appointed by and serve at the discretion of the Board and Atlantic Gulf. Certain officers of Atlantic Gulf have employment agreements with Atlantic Gulf which entitle them, in certain circumstances, to receive certain payments and other benefits from Atlantic Gulf in the event their employment with Atlantic Gulf is terminated prior to the expiration of the terms of their employment agreements.

(2)      Ms. Troisi left Atlantic Gulf in July 1998.

(3)      Mr. Fertig left Atlantic Gulf in January 1998.

(4)      Ms. Langley left Atlantic Gulf in April 1998.

         Mr. Rutherford was elected Chairman of the Board in June 1997 and has been the Chief Executive Officer of Atlantic Gulf since March 1991 and the President of Atlantic Gulf since January 1991. Mr. Rutherford has been a director of Atlantic Gulf since January 1991, when he was also named Atlantic Gulf's Acting Chief Executive Officer. Mr. Rutherford joined Atlantic Gulf in September 1990 as its Executive Vice President-Operations. Before his employment with Atlantic Gulf, from May 1989 to August 1990, Mr. Rutherford served as President and Chief Executive Officer of Gulfstream Land & Development Corp. ("Gulfstream"), a Florida-based community development and homebuilding company. In this capacity, Mr. Rutherford was charged with restructuring $300 million in Gulfstream debt. Gulfstream actively developed seven large-scale mixed-use communities totaling 27,000 acres in Fort Lauderdale, Tampa, Jacksonville,
Sarasota and Orlando, Florida; Atlanta, Georgia; and Richmond, Virginia. In addition, Gulfstream managed a homebuilding subsidiary which sold approximately 500 units per year. Prior to being named Gulfstream's Chief Executive Officer, Mr. Rutherford served Gulfstream as President and Chief Operating Officer from 1986 until May 1989, and as Senior Vice President from 1982 until 1986. From 1974 to 1982, Mr. Rutherford worked in various real estate-related financial and operational capacities for Wintergreen Development, Inc. and the Cabot, Cabot & Forbes Company. In 1992, Mr. Rutherford was named as a defendant in a three-count information filed by the State Attorney for Broward County, Florida. The charges in the information, which include a charge of vehicular homicide, relate to an April 1991 traffic accident in which a passenger was killed. As of April 1999, no trial date has been scheduled. Following review of the circumstances surrounding this accident and the charges, the Board has expressed its continuing confidence in Mr. Rutherford's ability to perform his duties as President and Chief Executive Officer.

         Mr. Jeffrey has been Atlantic Gulf's Executive Vice President and Chief Financial Officer since October 1994. Mr. Jeffrey joined Atlantic Gulf in June 1991 as Senior Vice President - Law and Secretary and was named its General Counsel in September 1991. From 1987 to 1991, Mr. Jeffrey practiced bankruptcy and securities law with Wilmer, Cutler & Pickering, in Washington, D.C., and developed a specialization in financial restructurings. Prior to 1987, Mr. Jeffrey served as a judicial clerk to the Hon. Nathanial R. Jones, Judge on the United States Court of Appeals for the Sixth Circuit, Cincinnati, Ohio, and to the Hon. Richard A. Enslen, Judge on the United States District Court for the Western District of Michigan, Kalamazoo, Michigan.

         Mr. Laguardia joined Atlantic Gulf as Executive Vice President and Chief Operating Officer in December 1997. From 1995 until 1997, Mr. Laguardia had been President and CEO of American Heritage Homes, having served as Receiver and Trustee of American Heritage's predecessor since 1992. During Mr. Laguardia's tenure, American Heritage returned to financial health and grew to become a major homebuilder in the Orlando and Tampa Markets. From 1990 to 1992, Mr. Laguardia was Senior Vice President and Chief Financial Officer of Fairfield Communities, Inc., a large scale developer of resort and primary home communities. Prior to that, he served for one year as Senior Vice President and Chief Financial Officer of the Michael Swerdlow Companies, Inc., a fully integrated, Florida-based real estate development company. From 1982 to 1989, Mr. Laguardia served in a number of capacities, including Executive Vice President and Chief Operating Officer, with Gulfstream.

         Mr. Gillette joined Atlantic Gulf in 1991, and, since February 1996, has been Senior Vice President - Community Development for North Florida overseeing the Company's projects in Tampa, Orlando and Jacksonville, Florida, and Cary, North Carolina. Prior to 1996, he served as Vice President and General Manager for the Company's Jacksonville and Tampa Projects. Prior to joining Atlantic Gulf, Mr. Gillette held the position of Vice President and General Manager for Westinghouse Treasure Coast Communities in Vero Beach, Florida for approximately two years where he directed all activities associated with a luxury residential project. During most of the 1980'S, Mr. Gillette was President of the Northeast Florida Division for

Gulfstream. Previously, Mr. Gillette owned and operated a home building and brokerage Company in Richmond, Virginia for seven years.

         Mr. Weed joined Atlantic Gulf in July 1997 as Senior Vice President - Resorts Division and has management oversight responsibility for the West Bay project in Naples, Florida, as well as the Jupiter Ocean Grande Project in Jupiter, Florida. Prior to joining Atlantic Gulf, Mr. Weed was Chief Executive Officer of Island Developers, Ltd., the Developer of Fisher Island, Florida. He was also responsible for the development of several large-scale tesidential communities such as Boca West and Cherry Valley.

         Mr. Woodbury has served as Senior Vice President - Acquisitions since April 1997 and is responsible for evaluating potential major malket Land acquisitions. From July 1995 until March 1997, Mr. Woodbury was Senior Vice President - Community Development and was responsible for the Company's South Florida Subdivision homesite projects. Mr. Woodbury served as Senior Vice President - Business Development from September 1994 Until July 1995. Prior to that time, he served as Vice President - Planning and Business Development from December 1991 and has been with Atlantic Gulf in various land planning capacities since 1981. From 1976 until joining Atlantic Gulf, Mr. Woodbury worked in a variety of government planning positions and as a private development consultant.

         Ms. Anness joined Atlantic Gulf in 1978. She has held various planning and project management positions with the company. She became an officer of the Company in 1990. She currently serves as Senior Vice President - Planning and President of Environmental Quality Laboratory, Inc. a wholly-owned subsidiary of Atlantic Gulf.

         Ms. Cook was named Vice President and Controller in November 1997 after working in Atlantic Gulf's tax department since 1994. Prior to joining Atlantic Gulf, Ms. Cook practiced in public accounting for five years with Deloitte & Touche and Coopers & Lybrand. Ms. Cook is a Certified Public Accountant.

         Mr. Fischer has been a Vice President of Atlantic Gulf since March 1992 and was appointed Treasurer in February 1994. Mr. Fischer has worked for Atlantic Gulf in various capacities since August 1988. Prior to joining Atlantic Gulf, from 1981 to 1987, Mr. Fischer was employed by the Florida Power & Light Company in its Financial Resources Department.

         Mr. Goldman joined Atlantic Gulf as Vice President and Assistant General Counsel in January 1996. In March 1997, Mr. Goldman was named Vice President, Secretary and General Counsel of Atlantic Gulf. From 1990 until 1996, Mr. Goldman was a real estate associate with the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. in Miami.

         Ms. Kinsey joined Atlantic Gulf in 1989 as Director - Human Resources and was promoted to Vice President - Human Resources in May 1992. Prior to joining Atlantic Gulf, Ms. Kinsey was with Arvida for 14 years in various human resources positions.

         Mr. O'Grady joined Atlantic Gulf in 1995 as Vice President - Business Development. Prior to joining Atlantic Gulf, Mr. O'Grady spent nearly 20 years in the real estate industry and was involved both in commercial and residential investment and development. Mr. O'Grady was with Rosenthal-Shuler Realty
Partners and Ahmanson Development as Vice President - Venture Operations and served as President of Robert Trent Jones International Development Company in Washington, D.C.

         Mr. Allen joined Atlantic Gulf in 1987. After spending eleven years in various accounting and financial analysis positions, he was promoted to Vice President - Finance in January 1998. Mr. Allen has direct management responsibility for all of the Company's financial analysts and his department provides support to the finance, operations and acquisitions departments.

         Mr.  Christian  joined  Atlantic Gulf in July 1997 as Vice  President -
Mid-Atlantic Region and was promoted to Vice President - Community Development in January 1999. He is responsible for the Company's Sunset Lakes project in Miramar, Florida, the Grand Oaks project in West Palm Beach, Florida, and the Trails of West Frisco project in Frisco, Texas. Prior to joining Atlantic Gulf, He was President of Huntington Management Corporation and was responsible for the Huntington project in Southwest Broward County, Florida. He also has been affiliated with Tishman Speyer Properties, the B.F. Saul Company and Gee and Jenson.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the directors and certain officers of Atlantic Gulf and beneficial owners of more than ten percent (10%) of Atlantic Gulf's common stock, par value $.10 per share (the "Common Stock") to file reports of securities ownership and changes in such ownership with the SEC. Based solely upon a review of the copies of such forms furnished to Atlantic Gulf and the representations made by such persons to Atlantic Gulf, Atlantic Gulf believes that during fiscal year 1998 its directors, officers and ten percent (10%) beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of one late Form 5 Filing with respect to one transaction (the granting of stock options to members of senior management) by each of the following officers: Messrs. Gillette, Weed, Woodbury, Fischer, Goldman, O'Grady and Christian and Ms. Cook, Kinsey and Anness.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation accrued/paid by Atlantic Gulf during the periods indicated for services rendered to the Company by (1) Atlantic Gulf's Chief Executive Officer and (2) the four highest paid executive officers, other than the Chief Executive Officer, of Atlantic Gulf during the year ended December 31, 1998 (the "Named Executive Officers").


                                                                                  Long Term Compensation
                                                                           ----------------------------------

                                           Annual Compensation(1)                 Awards               Payout
                                   ------------------------------------    ----------------------      ------

                                                            Other         Restricted   Securities
                        Fiscal                             Annual           Stock      Underlying                     All Other
                         Year      Salary      Bonus(2) Compensation(3)    Award(s)     Option(s)    LTIP Payout   Compensation(4)
                         ----      ------      -------- ---------------    --------     ---------    -----------   ---------------
J. Larry Rutherford,     1998     $467,613    $400,000        --              (5)          (6)           -0-            $5,400
President and Chief      1997      425,000     306,000        --              (5)          (6)           -0-             3,673
Executive Officer        1996      400,000     385,000        --              -0-          -0-           -0-             3,183

Thomas W. Jeffrey,       1998     $233,010     $95,000        --              -0-          (7)           -0-            $5,000
Executive Vice           1997      200,000     105,000        --              -0-          (7)           -0-             4,563
President and Chief      1996      175,000     135,000        --              -0-         40,000         -0-             3,403
Financial Officer

John Laguardia,          1998     $311,663    $200,000        --              -0-          (9)           -0-            $5,000
Executive Vice           1997          N/A         N/A        --              -0-          N/A           -0-             4,059
President and Chief      1996          N/A         N/A        --              -0-          N/A           -0-             3,946
Operating Officer(8)

Kimball D. Woodbury,     1998     $155,894    $ 42,000        --              -0-         50,000         -0-            $3,988
Senior Vice President    1997      150,000  77,308(10)        --              -0-          -0-           -0-             3,943
- Acquisitions           1996      135,000  72,815(10)        --              -0-         10,000         -0-              -0-


Kevin M. O'Grady, Vice   1998     $129,344    $256,000        --              -0-         30,000         -0-            $5,000
President                1997      100,000 210,781(11)        --              -0-          -0-           -0-               626
                         1996      100,000 178,914(11)        --              -0-          5,000         -0-              -0-

 ---------------------------

(1) Salary and commissions are included in the table on a when paid basis and bonuses are included on a when accrued basis.

(2) These amounts consist of cash bonus payments, except that (a) one half (i.e., $200,000) of Mr. Rutherford's 1998 bonus was paid in shares (a total of 213,333 shares) of Common Stock and (b) one half (i.e., $100,000 ) of Mr. Laguardia's 1998 bonus was paid in shares (a total of 106,666 shares) of Common Stock.

(3) While the Named Executive Officers receive certain perquisites, except as stated herein, such perquisites did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus for any periods presented.

(4) Represents amounts contributed on the officer's behalf by Atlantic Gulf to its 401(k) Plan.

(5)      Reserved.

(6) In November 1997, Atlantic Gulf granted Mr. Rutherford an option to acquire up to 3 million shares of Common Stock (Mr. Rutherford's "Option"). See PART III, ITEM 11. EXECUTIVE COMPENSATION - STOCK OPTION GRANTS DURING FISCAL YEAR 1998 below for a description of the principal terms of Mr. Rutherford's Option.

(7) In November 1997, Atlantic Gulf granted Mr. Jeffrey an option to acquire up to 50,000 shares of Common Stock (Mr. Jeffrey's "Existing Option"). The Existing Option has a 7-year term and an exercise price of $4.3125 per share. Existing Options to purchase 16,667 shares of Common Stock vested and became exercisable on each of November 17, 1997, and June 30, 1998. The last tranche of Existing Options to acquire 16,666 shares of Common Stock will become exercisable on June 30, 1999. The Existing Option will become immediately exercisable in full if a "change of control" of Atlantic Gulf occurs or if a committee of outside directors appointed by the Board or the Board gives thirty
         (30) days' notice canceling, effective on the date of consummation of certain major transactions, any Existing Option that remains unexercised on such date.

         In November 1997, Atlantic Gulf also granted Mr. Jeffrey an option to acquire up to another 200,000 shares of Common Stock (Mr. Jeffrey's "New Option"). See PART III, ITEM 11. EXECUTIVE COMPENSATION - STOCK OPTION GRANTS DURING FISCAL YEAR 1998 below for a description of the principal terms of Mr. Jeffrey's New Option.

(8) Mr. Laguardia joined Atlantic Gulf in December 1997 and became a Named Executive Officer for the first time in 1998.

(9) In November 1997, Atlantic Gulf granted Mr. Laguardia an option to acquire up to 450,000 shares of Common Stock ("Mr. Laguardia's "Option"). See PART III, ITEM 11. EXECUTIVE COMPENSATION - STOCK OPTION GRANTS DURING FISCAL YEAR 1998 below for a description of the principal terms of Mr. Laguardia's Option.

(10) The bonus amounts for Mr. Woodbury include commissions of $0, $10,308 and $15,783 in 1998, 1997 and 1996, respectively.

(11) The bonus amounts for Mr. O'Grady include commissions of $231,000, $200,781 and $153,914 in 1998, 1997 and 1996, respectively.

STOCK OPTION GRANTS DURING FISCAL YEAR 1998

         The following table sets forth summary information concerning options to purchase Common Stock granted to Named Executive Officers in 1998.

----------------------------------------------------------------------------------------------------------
                                       Percent of Total Options
                                       Granted to Employees in    Exercise   Expiration    Grant Date
Name                  Options Granted      Fiscal Year(1)          Price        Date      Present Value(2)
----                  ---------------      --------------          -----        ----      ----------------
----------------------------------------------------------------------------------------------------------
J. Larry Rutherford    3,000,000(3)             72.2%              $2.125        (3)           $0.97
----------------------------------------------------------------------------------------------------------
Thomas W. Jeffrey        200,000(4)              4.8%              $2.125        (4)            0.97
----------------------------------------------------------------------------------------------------------
John Laguardia           450,000(5)             10.8%              $2.125        (5)            0.97
----------------------------------------------------------------------------------------------------------
Kimball D. Woodbury       50,000(1)              1.2%              $2.00         (1)            0.91
----------------------------------------------------------------------------------------------------------
Kevin M. O'Grady          30,000(1)              0.7%              $2.00         (1)            0.91
----------------------------------------------------------------------------------------------------------

(1) During 1998, Atlantic Gulf granted to executive officers and other key employees (other than Messrs. Rutherford, Jeffrey and Laguardia) options to acquire a total of 500,000 shares of Common Stock under the Employee Stock Option Plan. All of these options were granted on August 12, 1998, have an exercise price of $2.00 per share and a ten (10) year term. Of this amount, options to acquire 80,000 shares of Common Stock were granted to Messrs. Woodbury and O'Grady, Named Executive Officers.

(2) The grant date present values are calculated based on the "risk-free" Black-Scholes model. The assumptions used in the calculations include an expected volatility of .435, a rate of return of 5.5%, no dividend yield and a time to exercise of five years.

(3) On November 17, 1997, Atlantic Gulf granted Mr. Rutherford an option to acquire 3,000,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date the stockholders approved the terms of Mr. Rutherford's option agreement, which the stockholders did on July 2, 1998. The fair market value of the Common Stock was $2.125 on July 2, 1998. The option will vest in four 750,000 share tranches. The first tranche vested on July 2, 1998. The second tranche vested on December 31, 1998. The last two tranches will vest on December 31, 2000 and 2001. The option will expire seven years from its grant date, i.e., November 17, 2004, if not terminated sooner. The option will terminate upon the earliest to occur of the following: (a) five (5) business days after the date Mr. Rutherford's employment with Atlantic Gulf is terminated by Atlantic Gulf for cause (as defined in his Employment Agreement), (b) ninety (90) days after the date Mr. Rutherford's employment with Atlantic Gulf is terminated by Atlantic Gulf without cause (as defined in his Employment Agreement) or as a result of his death or disability and/or (c) thirty (30) days after the date Mr. Rutherford terminates his employment with Atlantic Gulf. In addition, Atlantic Gulf may cancel, effective upon the consummation of any change of control transaction (as defined in Mr. Rutherford's option agreement) or a merger, consolidation or other transaction in which Atlantic Gulf does not survive, any portion of Mr. Rutherford's option that remains unexercised as of such date, provided that Atlantic Gulf shall give Mr. Rutherford written notice of such proposed cancellation at least thirty (30) days prior thereto.

(4) On November 17, 1997, Atlantic Gulf granted Mr. Jeffrey an option to acquire 200,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date Atlantic Gulf's stockholders approved the terms of Mr. Jeffrey's option agreement, which the stockholders did on July 2, 1998. The fair market value of the Common Stock was $2.125 on July 2, 1998. Options for 66,667 shares vested on each of June 30, 1998 and July 2, 1998. Options for the final 66,666 shares will vest on June 30, 1999. The option will expire seven years from its grant date, i.e., November 17, 2004, if not terminated sooner. The option will terminate upon the earliest to occur of the following: (a) five (5) business days after the date Mr. Jeffrey's employment with Atlantic Gulf is terminated by Atlantic Gulf for cause (as defined in his Employment Agreement), (b) ninety (90) days after the date Mr. Jeffrey's employment with Atlantic Gulf is terminated by Atlantic Gulf without cause (as defined in his Employment Agreement) or as a result of his death or disability and/or (c) thirty (30) days after the date Mr. Jeffrey terminates his employment with Atlantic Gulf. In addition, Atlantic Gulf may cancel, effective upon the consummation of any change of control transaction (as defined in Mr. Jeffrey's option agreement) or a merger, consolidation or other transaction in which Atlantic Gulf does not survive, any portion of Mr. Jeffrey's option that remains unexercised as of such date, provided that Atlantic Gulf shall give Mr. Jeffrey written notice of such proposed cancellation at least thirty (30) days prior thereto.

(5) On November 17, 1997, Atlantic Gulf granted Mr. Laguardia an option to acquire 450,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date the stockholders approved the terms of Mr. Laguardia's option agreement, which the stockholders did on July 2, 1998. The fair market value of the Common Stock was $2.125 on July 2, 1998. Options for 150,000 shares vested on each of June 30, 1998 and July 2, 1998. Options for the final 150,000 shares will vest on June 30, 1999. This option will expire seven years from its grant date, i.e., November 17, 2004, if not terminated sooner. The option will terminate upon the earliest to occur of the following:
         (a) five (5) business days after the date Mr. Laguardia's employment with Atlantic Gulf is terminated by Atlantic Gulf for cause (as defined in his Employment Agreement), (b) ninety (90) days after the date Mr. Laguardia's employment with Atlantic Gulf is terminated by Atlantic Gulf without cause (as defined in his Employment Agreement) or as a result of his death or disability and/or (c) thirty (30) days after the date Mr. Laguardia terminates his employment with Atlantic Gulf. In addition, Atlantic Gulf may cancel, effective upon the consummation of any change of control transaction (as defined in Mr. Laguardia's option agreement) or a merger, consolidation or other transaction in which Atlantic Gulf does not survive, any portion of Mr. Laguardia's option that remains unexercised as of such date, provided that Atlantic Gulf shall give Mr. Laguardia written notice of such proposed cancellation at least thirty (30) days prior thereto.

AGGREGATED STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES DURING FISCAL YEAR 1998 AND STOCK OPTION VALUES AT DECEMBER 31, 1998

         The following table sets forth information concerning options to purchase Common Stock held by each of the Named Executive Officers during fiscal year 1998 and the value of their unexercised options at December 31, 1998. None of the Named Executive Officers exercised any options to purchase Common Stock during fiscal year 1998.


                                                                Number of Securities                    Value of
                                                                     Underlying                       Unexercised
                                 Shares                              Unexercised                      In-the-money
                                Acquired                             Options At                        Options At
                                   On          Value              December 31, 1998               December 31, 1998(1)
                                Exercise      Realized     Exercisable     Unexercisable    Exercisable   Unexercisable
                                --------      --------     -----------     -------------    -----------   -------------
  J. Larry Rutherford             -0-          $ -0-        1,732,500         1,542,500       $ -0-          $ -0-

  Thomas W. Jeffrey               -0-            -0-          252,668           117,332         -0-            -0-

  John Laguardia                  -0-            -0-          300,000           150,000         -0-            -0-

  Kimball D. Woodbury             -0-            -0-           40,500            49,500         -0-            -0-

  Kevin M. O'Grady                -0-            -0-            9,500            25,500         -0-            -0-

----------------

(1) Represents the difference between the fair market value of the Common Stock on December 31, 1998 (i.e., $0.75 per share) and the per share exercise prices of the options.

         Atlantic Gulf had no stock appreciation rights ("SARs") outstanding to Named Executive officers at any time during fiscal year 1998.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS DURING FISCAL YEAR 1998

         Atlantic Gulf made no LTIP Awards to any Named Executive Officers during fiscal year 1998.

DEFINED BENEFIT RETIREMENT PLAN

         Atlantic Gulf has a defined benefit plan (the "Retirement Plan") that covers most employees who met certain age and service requirements before December 31, 1990. The Retirement Plan was amended in 1990 to fix benefits and service accruals as of December 31, 1990. The following table reflects estimated annual benefits payable on retirement under the Retirement Plan in the form of a life annuity. Because credited service ceased in 1990 and none of the Company's executive officers had 15 years of credited service, the table does not display more than 15 years. Benefits payable under the Retirement Plan are subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), and benefits in certain situations may be subject to offsets for Social Security.

---------------------------------------------------------------------------------------------------
                                                                Years of Credited Service
                                                                -------------------------
                                                    -----------------------------------------------

          Assumed Highest Average Compensation           5                 10                 15
                                                         -                 --                 --
---------------------------------------------------------------------------------------------------
                         $ 75,000                     $4,467             $ 8,935            $13,402
---------------------------------------------------------------------------------------------------
                          100,000                      6,155              12,310             18,465
---------------------------------------------------------------------------------------------------

         Because of the 1990 amendment to the retirement Plan, Mr. Woodbury is the only Named Executive officer entitled to participate in the Retirement Plan. His credited service is frozen at ten (10) years, and his benefits are fixed at his average salary for the five years ended December 31, 1990 of $50,192.

COMPENSATION OF DIRECTORS

         Under the 1996 Non-Employee Directors' Stock Plan (the "Non-Employee Directors' Stock Plan"), each Non-Employee Director receives (1) an annual retainer of $25,000, (2) $3,000 per Board meeting attended in person and (3) $1,000 per Board meeting attended by telephone. Board meeting fees are paid in cash quarterly. No fees are paid for attending Committee meetings or for serving as Chairman of a Committee. Prior to April 1, 1998, the annual retainer was paid in shares of Atlantic Gulf Common Stock, quarterly based on the share price at the end of the previous quarter. Effective April 1, 1998, the Board amended the Non-Employee Director Stock Plan to provide that (a) sixty percent (60%) of the annual retainer (i.e., $15,000) will be paid in Common Stock and (b) the remaining forty percent (40%) of the annual retainer (i.e., $10,000) will be paid in cash. The purpose of this change is to provide the Non-Employee Directors with cash in an amount sufficient to pay their taxes on their annual retainers. Mr. Rutherford is an employee Director and, therefore, is not entitled to participate in the Non-Employee Directors' Stock Plan.

         Under the Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan"), each Non-Employee Director (1) was (is) granted an option to acquire 20,000 shares of Common Stock on the date he first became (becomes) a director of Atlantic Gulf and (2) is granted an option to acquire an additional 5,000 shares of Common Stock at the first meeting of directors following each subsequent election or re-appointment of such director to the Board. The exercise price of each of these options is 100% of the FMV of the Common Stock on the option grant date. Each option is fully vested on the grant date and has a term of ten years. Options for a maximum of 350,000 shares of Common Stock may be granted under this plan. Effective April 1, 1998, the Board amended the Non-Employee Directors' Stock Option Plan to provide that each Apollo Director (who is subject to reappointment annually) will be granted an option to purchase 1,667 shares of Common Stock each time he is re-appointed to the Board. Every third year that an Apollo Director is re-appointed to the Board his option grant will cover 1,666 shares of Common Stock, with the result that an Apollo Director who is re-appointed to the Board for three consecutive years will receive three option(s) covering the same number of shares of Common Stock (i.e., 5,000 shares) as a Class 1, 2 and 3 Director who is re-elected to a three-year term.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         Atlantic Gulf is a party to written employment agreements with Messrs. Rutherford, Jeffrey and Laguardia, the terms of which are described below.

         MR. RUTHERFORD'S EMPLOYMENT AGREEMENT. On November 17, 1997, Mr. Rutherford and Atlantic Gulf entered into that certain Employment Agreement (as amended on November 26, 1997, and on December 29, 1997), pursuant to which Atlantic Gulf agreed to continue to employ Mr. Rutherford as President and Chief Executive Officer of Atlantic Gulf for the period commencing on and as of July 1, 1997 and ending on December 31, 2000, unless terminated sooner in accordance with its terms.

         Pursuant to his Employment Agreement, Mr. Rutherford was paid an annual base salary of $450,000 in fiscal year 1998 ("Base Salary") and is currently being paid the same Base Salary in fiscal year 1999, although his Base Salary amount is subject to review by the Board in 1999. As of the date hereof, the Board has not reviewed Mr.
Rutherford's Base Salary.

         Mr. Rutherford received a bonus in the amount of $206,000 on the date he signed his Employment Agreement. Mr. Rutherford was eligible to receive up to a $600,000 annual bonus ("Annual Bonus") for 1998, twenty-five percent (25%) of which was payable in the discretion of the Board (the "Discretionary Component") and seventy-five percent (75%) of which was payable based on Mr. Rutherford's and the Company's achievement of certain performance objectives which were set by the Compensation Committee in March 1998 and approved by the stockholders at the 1998 Annual Meeting (the "Nondiscretionary Component") (the "1998 Annual Meeting"). The actual amount of Mr. Rutherford's 1998 Annual Bonus (which was paid to him in March 1999) was $400,000, consisting of a $148,000 Discretionary Component and a $252,000 Nondiscretionary Component. Fifty percent of Mr. Rutherford's 1998 Bonus was paid in cash and 50% was paid in the form of 213,333 shares of Common Stock valued at their closing trading price as of March 15, 1999 (which the stockholders approved at the 1998 Annual Meeting).

         Mr. Rutherford is eligible to receive up to a $600,000 Annual Bonus for 1999. Like his 1998 Annual Bonus, his 1999 Annual Bonus has a twenty-five percent (25%) Discretionary Component and a seventy-five percent (75%)
Nondiscretionary Component, based on performance objectives set by the Compensation Committee in March 1999 and which will be submitted to the stockholders for their approval at the 1999 Annual Meeting). Fifty percent of his 1999 Annual Bonus, to the extent earned, may be paid in shares of Common Stock valued at their FMV.

         Pursuant to his Employment Agreement, Atlantic Gulf has agreed to loan to Mr. Rutherford the funds necessary to pay his federal income taxes on the portions of his 1998 and 1999 Annual Bonuses paid in shares of Common Stock. Each loan will be evidenced by a recourse promissory note secured by a pledge of the shares of Common Stock paid to Mr. Rutherford, will bear interest at the prime rate as published in THE WALL STREET JOURNAL from time to time payable monthly and will be due and payable in full one year from the date of the loan.

         Pursuant to his Employment Agreement, Mr. Rutherford was entitled to receive a $250,000 bonus (the "Warrant Reset Incentive") in the event there was no downward adjustment in the exercise price of the warrants received by Apollo (the "Apollo Warrants") in connection with the closing of the transactions described in the Investment Agreement and Secured Agreement, based on Atlantic Gulf achieving certain cash flow targets for the period ended December 31, 1998. Atlantic Gulf did not achieve the cash flow targets, and there was a downward adjustment of the exercise price of the Apollo Warrants as of March 31, 1999. As a result, Mr. Rutherford did not earn the Warrant Reset Incentive.

         Pursuant to Mr. Rutherford's Employment Agreement, Atlantic Gulf loaned Mr. Rutherford (1) $199,000 in each of 1997 and 1998 (a total of $398,000) for the purpose of permitting Mr. Rutherford to purchase shares of Common Stock in the open market and/or in one or more private transactions with third parties (the "Recourse Loans") and (2) an additional $600,000 in 1998 for the purpose of permitting Mr. Rutherford to purchase shares of Common Stock directly from Atlantic Gulf having a market value equal to $600,000 (the "$600,000 Loan") (collectively, the "Loans"). The two Recourse Loans are full recourse obligations. The $600,000 Loan is a nonrecourse obligation. All three Loans are evidenced by promissory notes and secured by pledges (evidenced by a written pledge and security agreement) of the shares of Common Stock acquired with the Loan proceeds. The terms of all three Loans are five year. The Loans are payable in annual installments of interest only, with all unpaid principal and accrued and unpaid interest payable on maturity. Interest on all three Loans is at the prime rate as published in THE WALL STREET JOURNAL from time to time. In addition to other customary events of default, the Loans will become due and payable in full upon (a) the termination by Atlantic Gulf of Mr. Rutherford's employment with Atlantic Gulf for cause (as defined in his Employment Agreement) or (b) the termination by Mr. Rutherford of his employment with Atlantic Gulf. The stockholders approved the terms of the Recourse Loans and the $600,000 Loan at the 1998 Annual Meeting. During 1998, Mr. Rutherford expended substantially all of the proceeds from the three Loans and acquired in a series of transactions 429,052 shares of Common Stock.

         Mr. Rutherford's Employment Agreement provides for other fringe benefits, including participation in medical, dental, hospitalization, accidental death and dismemberment, disability, travel and life insurance plans and any and all other welfare or benefit plans offered by Atlantic Gulf to its executives, including savings, pension, profit-sharing and deferred compensation plans.

         In November 1997, Atlantic Gulf granted Mr. Rutherford an option to acquire up to 3 million shares of Common Stock (Mr. Rutherford's "Option"). See
PART III, ITEM 11. EXECUTIVE COMPENSATION - STOCK OPTION GRANTS DURING FISCAL YEAR 1998 above for a description of the principal terms of Mr. Rutherford's Option.

         Atlantic Gulf has the right, in its sole and absolute discretion, to terminate Mr. Rutherford's employment with Atlantic Gulf for cause, as defined in Mr. Rutherford's Employment Agreement. Upon any such termination, Mr. Rutherford will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date and (2) any accrued and earned but unpaid bonuses for periods ending on or before the termination date. Any and all unexercised and unvested Options will terminate five (5) business days after the termination date.

         Mr. Rutherford's Employment Agreement will terminate on his death, and Atlantic Gulf will have the right to terminate Mr. Rutherford's employment with Atlantic Gulf if Mr. Rutherford, as a result of physical or mental disability (as defined in his Employment Agreement), is unable to perform his duties for a period of one hundred eighty (180) days in any twelve (12) month period. Upon the occurrence of such termination, Mr. Rutherford (or his estate, in the case of his death) will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date, (2) any accrued and earned but unpaid bonuses for periods ending on or before the termination date and (3) six (6) months additional Base Salary according to Atlantic Gulf's normal payroll schedule. Any and all unexercised and unvested Options will terminate ninety (90) days after the termination date.

         Finally, Atlantic Gulf has the right at all times, in its sole and absolute discretion, to terminate Mr. Rutherford's employment without cause. Upon the occurrence of any such termination, Mr. Rutherford will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date, (2) any accrued and earned but unpaid bonuses for periods ending on or before the termination date and (3) his Base Salary (according to Atlantic Gulf's normal payroll schedule) until the earlier of (a) two (2) years from the date of termination or (b) December 31, 2000. Any and all unexercised and unvested Options will terminate ninety (90) days after the termination date.

         Mr. Rutherford has the right at all times, on sixty (60) days' written notice, to terminate his employment with Atlantic Gulf. Upon any such termination, Mr. Rutherford will be entitled to receive (1) any accrued and unpaid Base Salary through the termination date and (2) any accrued and earned but unpaid bonuses for periods ending on or before the termination date. Any and all unexercised and unvested Options will terminate thirty (30) days after the termination date.

         At all times while he is employed by Atlantic Gulf and unless his employment with Atlantic Gulf is terminated by Atlantic Gulf prior to the expiration of his Employment Agreement without cause, for a two (2) year period following termination of his employment with Atlantic Gulf, Mr. Rutherford is prohibited from competing, directly or indirectly, with the Company (with certain limited exceptions, as set forth in his Employment Agreement). He is also prohibited at any time from disclosing, using to the detriment of the Company for the benefit of any other persons or misusing the Company's confidential information. Finally, during his employment and for a two (2) year period following termination of his employment for any reason, he is prohibited from (a) employing or attempting to employ any Company employee unless such employee has not been employed by the Company for a period in excess of six (6) months or (b) calling on or soliciting actual or prospective clients of the Company on behalf of any competitor of the Company.

         Mr.  Rutherford's  Employment  Agreement provides that, for purposes of
Section 162(m) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder ("Section 162(m)," which limits the deductibility for federal income tax purposes of certain compensation in excess of $1 million paid to certain executive officers), for each fiscal year of Atlantic Gulf, payment of the portion of Mr. Rutherford's Annual Bonus earned for that fiscal year that would not otherwise be deductible by reason of Section 162(m) (the "Section 162(m) Portion") shall be subject to the following conditions: (1) the performance objectives for such year shall be determined by the Compensation Committee at such times as may be required for the Section 162(m) Portion to be deductible under Section 162(m), (2) the Company's attainment of the performance objectives shall be determined by the Compensation Committee, in its sole discretion, (3) payment of the Section 162(m) Portion shall be subject to the prior approval of the stockholders of the material terms of such performance objectives (including the maximum amount of compensation that may be paid to Mr. Rutherford for any calendar year) and (4) the sum of the Annual Bonus and the Warrant Reset Incentive payable to Mr. Rutherford in any calendar year shall not exceed $1 million. Notwithstanding any other provision of Mr. Rutherford's Employment Agreement, compensation otherwise payable to Mr. Rutherford thereunder that, for any calendar year, does not meet one of the exceptions to the deduction limitation in Section 162(m), will not, for such year, exceed the Section 162(m) deduction limitation.

         MR. JEFFREY'S EMPLOYMENT AGREEMENT. On November 17, 1997, Mr. Jeffrey and Atlantic Gulf entered into that certain Employment Agreement, effective as of July 1, 1997, pursuant to which Atlantic Gulf agreed to continue to employ Mr. Jeffrey as Executive Vice President and Chief Financial Officer of Atlantic

Gulf for the period commencing on July 1, 1997 and ending on June 30, 1999, unless terminated sooner in accordance with the terms thereof.

         Pursuant to his Employment Agreement, Mr. Jeffrey was paid an annual base salary of $225,000 in fiscal year 1998 ("Base Compensation") and is currently being paid the same Base Compensation in fiscal year 1999.

         Mr. Jeffrey received a cash bonus of $90,000 when he signed his Employment Agreement. Mr. Jeffrey was eligible to receive an annual bonus, to the extent earned (a "Performance Bonus"), of up to 50% of his Base Compensation, in fiscal year 1998, based upon the Company's and his achievement of certain performance objectives and other criteria which were set by the President and approved by the Board in consultation with Mr. Jeffrey in March 1998. The actual amount of Mr. Jeffrey's 1998 Performance Bonus (which was paid to him in March 1999) was $95,000.

         Mr. Jeffrey is eligible to receive a Performance Bonus, to the extent earned, of up to 50% of his Base Compensation in 1999, subject to the Company and his achieving certain performance objectives and other criteria which were set by the President and approved by the Board in consultation with Mr. Jeffrey in March 1999.

         Mr. Jeffrey's Employment Agreement also provides that he will be entitled to such other fringe benefits and perquisites as are provided to any or all of Atlantic Gulf's senior executives, including (but not limited to), life insurance and health insurance, four weeks of paid vacation, the right to participate in Atlantic Gulf's 401K plan, a leased car and up to $1,000 per year of tax planning and return preparation services.

         In November 1997, Atlantic Gulf granted Mr. Jeffrey an option to acquire up to 50,000 shares of Common Stock (Mr. Jeffrey's "Existing Plan Option"), the terms of which are set forth in that certain Existing Plan Stock Option Agreement, dated as of November 17, 1997 (Mr. Jeffrey's "Existing Plan Option Agreement"). See PART III, ITEM 11. EXECUTIVE COMPENSATION - SUMMARY COMPENSATION TABLE above for a description of the principal terms of Mr. Jeffrey's Existing Plan Option.

         In November 1997, Atlantic Gulf also granted Mr. Jeffrey an option to acquire up to another 200,000 shares of Common Stock (Mr. Jeffrey's "New Option"), the terms of which are set forth in that certain New Stock Option Plan and Agreement, dated as of November 17, 1997 (Mr. Jeffrey's "New Plan Option Agreement"). See PART III, ITEM 11. EXECUTIVE COMPENSATION - STOCK OPTION GRANTS DURING FISCAL YEAR 1998 above for a description of the principal terms of Mr. Jeffrey's New Option. Mr. Jeffrey's Existing Plan Option and New Option are collectively referred to herein as his "Options."

         Atlantic Gulf has the right to terminate Mr. Jeffrey's employment with Atlantic Gulf for cause, as defined in Mr. Jeffrey's Employment Agreement. Upon any such a termination, Mr. Jeffrey will not be entitled to receive any further compensation, and all of his Options will terminate five (5) business days after the termination date.

         Mr. Jeffrey's Employment Agreement will terminate immediately upon his death or total and permanent disability (i.e., if he is unable to perform his regular duties for one hundred eighty (180) or more consecutive days). Upon such a termination, Mr. Jeffrey or his estate will be entitled to receive (1) any accrued but unpaid Base Compensation through the termination date, (2) any accrued and earned but unpaid Performance Bonus and (3) a severance payment equal to six (6) months of Base Compensation. Any and all unexercised and unvested Options will terminate ninety (90) days after the termination date.

         Atlantic Gulf also has the right, upon sixty (60) days' notice, to terminate Mr. Jeffrey's employment with Atlantic Gulf without cause. Upon any such termination, Mr. Jeffrey will be entitled to receive (1) any earned but unpaid Performance Bonus and (2) a cash severance payment in the amount of $300,000, payable bi-weekly over the twelve (12) month period following the termination date. Atlantic Gulf will continue Mr. Jeffrey's (a) leased car expense reimbursement and his tax preparation reimbursement for a period of three (3) months following the termination date or, alternatively, pay Mr. Jeffrey the after-tax equivalent of such benefits and (b) insurance benefits for a period of twelve (12) months following the termination date or, alternatively, pay Mr. Jeffrey the after-tax equivalent of such benefits. Atlantic Gulf also will pay, on Mr. Jeffrey's behalf, up to $10,000 of outplacement costs. Any and all unexercised and unvested Options will terminate ninety (90) days after the termination date.

         Mr. Jeffrey has the right, on ninety (90) days' written notice, to terminate his employment with Atlantic Gulf. Upon any such termination, Mr. Jeffrey will be not be entitled to receive any further compensation, and any and all unexercised and unvested Options will terminate thirty (30) days after the termination date.

         At all times while he is employed by Atlantic Gulf, Mr. Jeffrey is prohibited from competing, directly or indirectly, with the Company in the real estate development and sales business in the State of Florida. He is also prohibited at any time from disclosing or using any of the Company's confidential information except as required by the performance of his duties and solely for the Company's benefit, except as may be required by any law or court order. Finally, during his employment and for a period of one hundred eighty
(180) days following the termination of his employment with Atlantic Gulf, Mr. Jeffrey is prohibited from soliciting, encouraging or inducing any employee of the Company to leave his employment with the Company.

         MR.  LAGUARDIA'S  EMPLOYMENT  AGREEMENT.  On  November  17,  1997,  Mr.
Laguardia and Atlantic Gulf entered into that certain Employment Agreement, pursuant to which Atlantic Gulf retained Mr. Laguardia as Executive Vice President and Chief Operating Officer of Atlantic Gulf for the period commencing on November 17, 1997 and ending on November 17, 2001, unless terminated sooner in accordance with the terms thereof.

         Pursuant to his Employment Agreement, Mr. Laguardia was paid an annual base salary of $300,000 in fiscal year 1998 ("Base Compensation") and is currently being paid the same Base Compensation in fiscal year 1999.

          Mr. Laguardia was eligible to receive an annual bonus, to the extent earned (a "Performance Bonus"), of up to 100% of his Base Compensation in fiscal year 1998, based upon the Company's and his achievement of certain performance objectives and other criteria which were set by the President and approved by the Board in consultation with Mr. Laguardia in March 1998. The actual amount of Mr. Laguardia's 1998 Performance Bonus (which was paid to him in March 1999) was $200,000. Fifty percent of Mr. Laguardia's 1998 Bonus was paid in cash and 50% was paid in the form of 106,666 shares of Common Stock valued at their closing trading price as of March 15, 1999 (which the stockholders approved at the 1998 Annual Meeting).

         Mr. Laguardia is eligible to receive a Performance Bonus, to the extent earned, of up to 100% of his Base Compensation in 1999, subject to Atlantic Gulf and his achieving certain performance objectives and other criteria which were set by the President and approved by the Board in consultation with Mr. Laguardia in March 1999. Fifty percent of his 1999 Annual Bonus, to the extent earned, may be paid in shares of Common Stock valued at their FMV, provided that it agrees to loan Mr. Laguardia the funds to pay his federal income taxes on such shares.

         Mr. Laguardia's Employment Agreement also provides that he will be entitled to such other fringe benefits and perquisites as are provided to any or all of Atlantic Gulf's senior executives, including (but not limited to), life insurance and health insurance, four weeks of paid vacation, the right to participate in Atlantic Gulf's 401K plan, a leased car and up to $1,000 per year of tax planning and return preparation services. During 1998, Mr. Laguardia received a relocation allowance of $45,722. Mr. Laguardia also is entitled to certain other related reimbursements.

         In November 1997, Atlantic Gulf granted Mr. Laguardia an option to acquire up to 450,000 shares of Common Stock ("Mr. Laguardia's "Option"), the terms of which are set forth in that certain Stock Option Plan and Agreement, dated as of November 17, 1997 (Mr. Laguardia's "Option Agreement"). See PART III, ITEM 11. EXECUTIVE COMPENSATION - STOCK OPTION GRANTS DURING FISCAL YEAR 1998 above for a description of the principal terms of Mr. Laguardia's Option.

         Atlantic Gulf has the right to terminate Mr. Laguardia's employment with Atlantic Gulf for cause, as defined in Mr. Laguardia's Employment Agreement. Upon any such a termination, Mr. Laguardia will not be entitled to receive any further compensation, and all of his Options will terminate five (5) business days after the termination date.

         Mr. Laguardia's Employment Agreement will terminate immediately upon his death or total and permanent disability (i.e., if he is unable to perform his regular duties for one hundred eighty (180) or more consecutive days). Upon such a termination, Mr. Laguardia or his estate will be entitled to receive (1) any accrued but unpaid Base Compensation through the termination date and (2) any accrued and earned but unpaid Performance Bonus. Any and all unexercised and unvested Options will terminate ninety (90) days after the termination date.

         Atlantic Gulf also has the right, upon sixty (60) days' notice, to terminate Mr. Laguardia's employment with Atlantic Gulf without cause. Upon any such termination, Mr. Laguardia will be entitled to receive (1) any earned but unpaid Performance Bonus and (2) a cash severance payment in the amount of $300,000, payable within fifteen (15) days of the termination date. Atlantic Gulf will continue Mr. Laguardia's (a) life and health insurance, leased car expense reimbursement allowance and his tax preparation reimbursement allowance for a period of twelve (12) months following the termination date or, alternatively, pay Mr. Laguardia the after-tax equivalent of such benefits and
(b) continue his rental apartment lease reimbursement allowance through the earlier of the expiration of his Employment Agreement or the term of such lease. Atlantic Gulf also will pay, on Mr. Laguardia's behalf, up to $10,000 of outplacement costs. Any and all unexercised and unvested Options will terminate ninety (90) days after the termination date.

         Mr. Laguardia has the right, on ninety (90) days' written notice, to terminate his employment with Atlantic Gulf. Upon any such termination, Mr. Laguardia will be not be entitled to receive any further compensation, and any and all unexercised and unvested Options will terminate thirty (30) days after the termination date.

         At all times while he is employed by Atlantic Gulf, Mr. Laguardia is prohibited from competing, directly or indirectly, with the Company in the real estate development and sales business in the State of Florida. He is also prohibited at any time from disclosing or using any of the Company's confidential information except as required by the performance of his duties and solely for the Company's benefit, except as may be required by any law or court order. Finally, during his employment and for a period of one hundred eighty
(180) days following the termination of his employment with Atlantic Gulf, Mr. Laguardia is prohibited from soliciting, encouraging or inducing any employee of the Company to leave his employment with the Company.

CONSULTING, BROKERAGE AND OTHER SIMILAR ARRANGEMENTS WITH FORMER NAMED EXECUTIVE OFFICERS

         EXCLUSIVE BROKERAGE AND CONSULTING AGREEMENT WITH BAYSHORE LAND GROUP, INC. On January 16, 1998, Atlantic Gulf entered into an Exclusive Brokerage and Consulting Agreement, dated as of the same date (the "Bayshore Agreement"), with Bayshore Land Group, Inc. ("Bayshore"). Mr. Fertig, who was a Named Executive Officer of Atlantic Gulf prior to terminating his employment with Atlantic Gulf in January 1998, is the president and a stockholder of Bayshore.

         Pursuant  to  the  Bayshore  Agreement,   Atlantic  Gulf  has  retained
Bayshore, on an exclusive basis, to serve as its exclusive broker, and as a consultant to Atlantic Gulf, in connection with the advertising, marketing, promotion and sale of certain Company-owned Tracts (as identified therein), Lots (as identified therein) and one Commercial Parcel (as identified therein), all located in Florida and Tennessee (collectively, the "Property").

         The term of the Bayshore Agreement is one year for the sale of Tracts and two (2) years for the sale of Lots and the Commercial Parcel. In consideration for Bayshore's services, Atlantic Gulf has agreed to pay Bayshore the following commissions ("Commissions"): (1) six percent (6%) of the gross sales price for the sale of certain Lots and Tracts that were already under contract at the time the parties entered into the Bayshore Agreement, (2) six percent (6%) of the gross sales price for all other Lots and Tracts (three and one-half percent (3.5%) in the case of certain sales in the Sabal Trace development), and (3) four percent (4%) of the gross sales price of the Commercial Parcel (six percent (6%) of the gross sales price if a co-broker is retained, but Bayshore will be responsible for paying the co-broker). From January 16, 1998 through December 31, 1998, Atlantic Gulf paid a total of $207,247 in commissions to Bayshore.

         Atlantic Gulf may terminate the Bayshore Agreement (1) without cause (as defined therein) at any time upon thirty (30) days prior written notice to Bayshore and (2) at any time with cause (as defined therein). In the event of a termination without cause, Atlantic Gulf has agreed to pay Bayshore (a) all Commissions payable under the Bayshore Agreement with respect to sales under contract on the termination date which close thereafter, (b) subject to (c) below, in the case of all properties not under contract on the termination date, between three percent (3%) and six percent (6%) of the listing price for the Properties (as shown on an attachment to the Bayshore Contract) depending on when the Bayshore Agreement is terminated (the "Termination (b) Commissions") and (c) if a Property not under contract on the termination date is sold within one hundred twenty (120) days after the termination date, the full Commission on the Property (less amounts already paid under (b) above) with respect to sales to parties to whom Bayshore showed the Property prior to the termination date (the "Termination (c) Payments").

         Effective as of December 1, 1998, the parties amended the Bayshore Agreement to (a) delete all references to Lots, eliminate the 6% commission on sales of Lots and terminate the Bayshore Agreement as to the Lots, (b) amend the Tracts schedule, (c) modify certain of Bayshore's duties and responsibilities,
(d) extend the term of the Bayshore Agreement for sales of Tracts to December 1, 1999, (e) eliminate draws against commissions, (f) eliminate the Termination (b) Payments and (f) change the time period for Termination (c) Payments from 120 days to 45 days.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee during fiscal year 1998 were Messrs. DeFrancia, Koenig and Neibart (the Chairman). None of the executive officers of Atlantic Gulf serves or served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during fiscal year 1998, and no executive officer of Atlantic Gulf serves or served as a director of another entity one of whose executive officers serves or served on the Compensation Committee or the Board.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of March 31, 1999, by (i) each person (or group of affiliated persons) known by Atlantic Gulf to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each of Atlantic Gulf's directors, (iii) each Named Executive Officer (as defined in PART III, ITEM 11. EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE above) and (iv) all directors and Named Executive Officers as a group.

                                                       Number of
    Name and Address of Beneficial Owner (1)           Shares(2)   Percent (2)
    ----------------------------------------           ---------   -----------

AP-AGC, LLP (3)(4)                                     11,472,267    48.61%

Morgan Stanley Group (5)                                4,098,709    29.35%

Elliott Group (6)                                       3,399,964    22.49%

Gerald N. Agranoff (7)                                     63,669     (18)

James M. Defrancia (8)                                     39,295     (18)

Stuart F. Koenig (3)(4)(9)                                 34,572     (18)

Ricardo Koenigsberger (3)(4)(10)                           35,962     (18)

Charles K. MacDonald (11)                                  34,295     (18)

Lee Neibart (3)(4)(12)                                     35,962     (18)

J. Larry Rutherford (13)                                2,402,879    16.72%

Thomas W. Jeffrey (14)                                    262,040     2.03%

John Laguardia (15)                                       300,000     2.32%

Kimball D. Woodbury (16)                                   42,500     (18)

Kevin M. O'Grady (17)                                      20,000     (18)

All Named Executive Officers and Directors as a Group
(10 Persons)                                            3,271,174    21.63%

---------

(1) Unless otherwise indicated, the address of each of the persons named above is c/o Atlantic Gulf Communities Corporation, 2601 South Bayshore Drive, Miami Florida 33133.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options or warrants. Each beneficial owner's number of shares is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such exercisable options and warrants of that person Only. Unless otherwise noted, Atlantic Gulf believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Messrs. Koenig, Koenigsberger and Neibart, the Apollo Directors, are affiliated with Apollo. Accordingly, Apollo may be deemed to be the beneficial owner of the shares owned by each of Messrs. Koenig, Koenigsberger and Neibart and, in turn, each of them may be deemed to be the beneficial owner of the shares owned by Apollo. As discussed below, each of the Apollo Directors disclaims any beneficial ownership of the shares of Common Stock, shares of Series A Preferred Stock and Apollo Warrants owned by Apollo.

(4) According to a Schedule 13G, dated June 30, 1998 and the Company's stock records, AP-AGC, LLC beneficially owns 11,472,267 shares of Common Stock, consisting of (a) 500,000 shares of Common Stock, (b) 5,972,267 shares of Common Stock issuable upon the conversion of 2,500,000 shares of Series A Preferred Stock and (c) 5,000,000 shares of Common Stock issuable upon the exercise of 5 million warrants (the "Apollo Warrants"). The Address for Apollo is Two Manhattanville Road, Purchase, New York 10577.

(5) According to a Schedule 13G, dated February 10, 1999 and the Company's stock records, the following parties, which have elected to file as a 13G Group (the "Morgan Stanley Group"), beneficially own 4,098,709 shares of Common Stock, consisting of (a) 2,761,715 shares of Common Stock, (b) 736,994 shares of Common Stock issuable upon the conversion of 300,000 shares of Series B Preferred Stock and (c) 600,000 shares of Common Stock issuable upon the exercise of 600,000 warrants ("Series B Warrants").

         The addresses for the Morgan Stanley Group members are (a) Morgan Stanley Dean Witter & Co. - 1585 Broadway, 38th Floor, New York, New York 10036 ; (b) Morgan Stanley Asset Management, Inc., and Morgan Stanley Institutional Fund, Inc. - 1221 Avenue of the Americas, New York, New York 10020; and (c) Van Kampen American Asset Management, Inc., and Van Kampen American Capital Life Investment Trust Real Estate Securities Fund - One Parkview Plaza, Oakbrook Terrace, Illinois 60181.

(6) According to a Schedule 13D, dated July 9, 1998, and the Company's stock records, the following parties, which have elected to file as a 13D group (the "Elliott Group"), beneficially own 3,399,964 shares of Common Stock consisting of (a) 909,079 shares of Common Stock, (b) 1,367,982 shares of Common Stock issuable upon the conversion of 561,452 shares of Series B Preferred Stock and (c) 1,122,903 shares of Common Stock issuable upon the exercise of 1,122,903 warrants ("Series B Warrants").

         The address of the Elliott Group is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(7) Consisting of (a) 38,669 shares of Common Stock and (b) 25,000 shares of Common Stock issuable upon the exercise of stock options.

(8) Consisting of (a) 14,295 shares of Common Stock and (b) 25,000 shares of Common Stock issuable upon the exercise of stock options.

(9) Consisting of (a) 12,905 shares of Common Stock and (b) 21,667 shares of Common Stock issuable upon the exercise of stock options. Mr. Koenig disclaims beneficial ownership of the Atlantic Gulf Securities owned by Apollo and Messrs. Koenigsberger and Neibart.

(10) Consisting of (a) 14,295 shares of Common Stock and (b) 21,667 shares of Common Stock issuable upon the exercise of stock options. Mr. Koenigsberger disclaims beneficial ownership of the Atlantic Gulf Securities owned by Apollo and Messrs. Koenig and Neibart.

(11) Consisting of (a) 14,295 shares of Common Stock and (b) 20,000 shares of Common Stock issuable upon the exercise of stock options.

(12) Consisting of (a) 14,295 shares of Common Stock and (b) 21,667 shares of Common Stock issuable upon the exercise of stock options. Mr. Neibart disclaims beneficial ownership of the Atlantic Gulf Securities owned by Apollo and Messrs. Koenig and Koenigsberger.

(13) Consisting of (a) 656,585 Shares of Common Stock, (b) 1,742,500 shares of Common Stock issuable upon the exercise of vested stock options, (c) 2,018 shares of Common Stock issuable upon the conversion of 888 shares of series B Preferred Stock into common stock and (d) 1,776 shares of common stock issuable upon the exercise of 1,776 warrants. Does not include 1,532,500 shares of common stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(14) Consisting of (a) 1,000 shares of Common Stock, (b) 260,668 of Common Stock issuable upon the exercise of vested stock options, (c) 198 shares of Common Stock issuable upon the conversion of 87 shares of series B Preferred Stock into Common Stock and (d) 174 shares of Common Stock issuable upon the exercise of 174 warrants. Does not include 109,332 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(15) Consisting of 300,000 shares of Common Stock issuable upon the exercise of stock options. Does not include 150,000 shares of common stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(16) Consisting of 42,500 shares of Common Stock issuable upon the exercise of vested stock options. Does not include 47,500 shares of common stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(17) Consisting of (a) 10,500 shares of Common Stock and (b) 9,500 shares of Common Stock issuable upon the exercise of vested stock options. Does not include 25,500 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of the date hereof.

(18)     Less than one percent.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MR. APTHORP'S EMPLOYMENT AGREEMENT

         On July 1, 1997, Atlantic Gulf and Mr. Apthorp, a former director of Atlantic Gulf and the former chairman of the Board, entered into that certain Employment Agreement, pursuant to which Atlantic Gulf retained Mr. Apthorp, in the position of "Chairman Emeritus," principally to coordinate the Company's statewide governmental relations program. The term of Mr. Apthorp's Employment Agreement commenced on July 1, 1997 and will terminate on June 30, 1999, unless terminated sooner in accordance with the terms thereof. Pursuant to his Employment Agreement, Mr. Apthorp is (1) paid an annual salary of $175,000 and
(2) eligible to receive an annual bonus as determined by the Board in its sole discretion, based on Mr. Apthorp's performance. Mr. Apthorp is also eligible to receive such comparable fringe benefits and perquisites as may be provided to the Company's other senior executives. During 1998, Atlantic Gulf paid Mr. Apthorp a $175,000 salary.

LOWE ENTERPRISES MID-ATLANTIC, INC. CONSULTING AGREEMENT

         In October 1998, Atlantic Gulf negotiated a Consulting Agreement (the "Consulting Agreement") with Lowe Enterprises Mid-Atlantic, Inc. ("Lowe"), pursuant to which Atlantic Gulf would retain Lowe to provide certain executive management consulting services in connection with the development of the Company's Aspen Springs Ranch Project (the "Project"). Mr. James DeFrancia, a director of Atlantic Gulf, is the chairman and a stockholder of Lowe. Atlantic Gulf has not executed the Consulting Agreement as of the date hereof; however, the parties have operated since October 1998 under the term of the Consulting Agreement.

         Pursuant to the Consulting Agreement, Lowe has agreed to provide a minimum of twenty percent (20%) and a maximum of forty percent (40%) of the work time of Mr. DeFrancia to oversee the construction, marketing, financing, development and sale of the Project. The term of the Consulting Agreement was scheduled to begin on September 1, 1998 and is scheduled to end on the earlier of September 30, 2003 or the date upon which the Company has sold all of the lots, timeshare units and club memberships comprising the Project. In consideration for Lowe's services, Atlantic Gulf has agreed to pay Lowe (1) a base fee of $15,000 per month and a retainer fee of $5,000 per month and (2) incentive compensation in an amount equal to one percent (1%) of the Company' gross revenues from the Project, payable as follows: (a) $500,000 upon achieving $50 million in gross revenues, (b) another $500,000 upon achieving $100 million in gross revenues, (c) another $500,000 upon achieving $150 million in gross revenues, (d) another $500,000 upon achieving $200 million in gross revenues and
(e) one percent (1%) of the gross revenues in excess of $200 million upon completion of the disposition of the Project. The amount of each incentive payment is conditioned upon the Project achieving a cumulative twenty percent (20%) minimum gross margin. If such gross margin has not been achieved as of the date of any incentive payment, then that payment will not be earned and will be permanently forfeited.

         Either party may terminate the Consulting Agreement, without cause, on thirty (30) days prior written notice. If Atlantic Gulf terminates the Consulting Agreement without cause, Lowe will not be entitled to receive, after the date of termination, any further base fees or retainer fees, but will retain its right to be paid incentive compensation. If Lowe terminates the Consulting Agreement without cause, Lowe will not be entitled to receive, after the date of termination, any further base fees, retainer fees or incentive compensation.

         Atlantic Gulf may terminate Lowe for cause (as defined in the Consulting Agreement), in which case Lowe will not be entitled to receive, after the date of termination, any further base fees, retainer fees or incentive compensation. If Lowe terminates the Consulting Agreement for cause (as defined in the Consulting Agreement), Lowe will not be entitled to receive, after the date of such termination, any further base fees or retainer fees, but will retain its right to be paid incentive compensation.

         In the event of Mr. DeFrancia's death or disability or if he ceases to be employed by Lowe, Atlantic Gulf may terminate the Consulting Agreement, and such termination shall be deemed a termination by Atlantic Gulf of the Consulting Agreement for cause. In addition, if Atlantic Gulf is unable to obtain certain permits for the Project within eighteen (18) months of the date of the Consulting Agreement, Atlantic Gulf may terminate the Consulting Agreement, and such termination shall be deemed a termination for cause. If Atlantic Gulf obtains such permits within such eighteen (18) month period, Atlantic Gulf may terminate the Consulting Agreement, and Lowe will not be entitled to receive, after the date of termination, any further base fees, retainer fees or incentive compensation; however, Lowe will be entitled to receive a lump sum $250,000 termination payment within thirty (30) days after the date of such termination.

         At all times during or subsequent to the term of the Consulting Agreement, Lowe has agreed not to disclose or use for its own benefit any of the Company's confidential information except as required by the performance of its duties and solely for the Company's benefit except as may be required by any law or court order. In addition, during the term of the Consulting Agreement, Lowe has agreed not to, directly or indirectly, own, operate, control, assist or participate in the development of any other residential community development in Garfield or Pitkin County, Colorado, with certain limited exceptions.

         Atlantic Gulf has agreed to indemnify Lowe and its employees, officers and directors ("Consultant Person") for any losses, claims, damages or liabilities ("Losses") arising out of or related to Consultant Person's provision of services under the Consulting Agreement, other than Losses caused by such Consultant Person's gross negligence or willful misconduct. Lowe has agreed to indemnify Atlantic Gulf, its affiliates and their employees, officers and directors ("Company Person") for any Losses arising out of or related to any Consultant Person's gross negligence or willful misconduct and certain other expenses, taxes and liabilities.

STOCK PURCHASES BY APOLLO PURSUANT TO THE TERMS OF THE INVESTMENT AGREEMENT

         In March 1998, Apollo, pursuant to the terms of the Investment Agreement, purchased 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 347,050 shares of Common Stock for an aggregate purchase price of $1,735,248, bringing (1) the total number of shares of Series A Preferred Stock owned by Apollo to 2,500,000 and (2) the total number of shares purchasable upon exercise of Investor Warrants to 5,000,000. At December 31, 1998, the liquidation value of Apollo's Series A Preferred Stock was 32,706,000.

AMENDMENTS TO THE INVESTMENT AGREEMENT AND SECURED AGREEMENT AND RELATED MATTERS

         Effective as of December 31, 1998, Apollo consented to the terms, and consummation, of the New Senior Loan Agreements and, in connection therewith:

         - Atlantic Gulf issued the $850,000 promissory note and the $1,000,000 Promissory Note to Apollo.

         -        Atlantic Gulf issued 500,000 Additional Shares to Apollo.

         - Atlantic Gulf and Apollo entered into the First Amendment to the Amended and Restated Secured Agreement and the First Amendment to the Amended and Restated Investment Agreement pursuant.

         - Atlantic Gulf and Apollo entered into an Omnibus Amendment of Collateral Documents pursuant to which the parties agreed to
                  (a) include the indebtedness evidenced by the Notes as part of the Secured Obligations under the Apollo Collateral Documents (as defined therein) and (b) make other conforming changes to the Apollo Collateral Documents.

         - Apollo, the New Revolving Loan Agreement lenders, the New Term Loan Agreement lenders and MHD, as collateral agent, entered into the new Intercreditor Agreement.

         In connection with the foregoing, the Board obtained a written opinion from an independent third party financial advisor that, subject to the conditions and limitations set forth in such opinion, the terms and consideration paid to Apollo for its consent and the other matters discussed above was fair to the stockholders of Atlantic Gulf from a financial point of view as of the date of such opinion.

         See PART I, ITEM 1. BUSINESS - OPERATING  AND  FINANCIAL  STRATEGIES --
OTHER SIGNIFICANT BUSINESS DEVELOPMENTS IN 1998 and PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES for more information concerning these agreements and transactions between the Company and Apollo.

LOANS TO MR. RUTHERFORD

         See PART II, ITEM 11. EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS -- MR. RUTHERFORD'S EMPLOYMENT AGREEMENT for a description of the terms of the Recourse Loans and $600,000 Loan made by Atlantic Gulf to Mr. Rutherford during fiscal year 1998.

LOAN TO MR. JEFFREY

         On April 15, 1998, Atlantic Gulf Communities Corporation loaned $20,000 to Mr. Jeffrey. The loan, which is evidenced by a written promissory note, is a full recourse note which bears interest at eight percent (8%) per annum and is payable upon demand.



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

         3.3.     Amendment to the Bylaws, dated March 24, 1999.(15)

     4.  INSTRUMENTS   DEFINING  THE  RIGHTS  OF  SECURITY  HOLDERS,   INCLUDING
         INDENTURES:

         4.1. Third Amended and Restated Revolving Loan Agreement, dated as of December 31, 1998, by and among Atlantic Gulf, the lenders signatory thereto and M.H. Davidson & Co., LLC ("MHD"), as agent and collateral agent (the "Revolving Loan Agreement").(15)

         4.2. Term Loan Agreement, dated as of December 31, 1998, by and among by and among Atlantic Gulf, the lenders signatory thereto, Anglo American Financial, as agent, and MHD as collateral agent (the "Term Loan Agreement").(15)

         4.3. Secured Agreement, dated as of February 7, 1997, amended and restated as of May 15, 1997, by and among Atlantic Gulf, certain of its subsidiaries, AP-AGC, LLC ("Apollo"), and MHD, as collateral agent (the "Amended and Restated Secured Agreement").(14)

         4.4 First Amendment to Amended and Restated Secured Agreement, dated as of December 31, 1998, by and among Atlantic Gulf, certain of its subsidiaries, Apollo and MHD, as collateral agent.(15)

         4.5. Investment Agreement, dated as of February 7, 1997, amended as of March 20, 1997, amended and restated as of May 15, 1997, by and between Atlantic Gulf and Apollo (the "Investment Agreement").(9)

         4.6. First Amendment to Amended and Restated Investment Agreement, dated as of December 31, 1998, by and among Atlantic Gulf and Apollo.(15)

         4.7. Intercreditor Agreement, dated as of December 31, 1998, by and among the Revolving Loan Agreement lenders, the Term Loan Agreement lenders, the Secured Agreement obligee and MHD, as collateral agent.(15)

         4.8      Form of Warrant granted on September 30, 1996.(6)

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

         10.16    Modification of Employment  Agreement  between the Company and
                  J. Larry Rutherford, dated December 27, 1997.(13)

         10.17 Employment Agreement, dated November 19, 1997, effective November 17, 1997, between Atlantic Gulf and John Laguardia, with form of Stock Option Plan and Agreement for John Laguardia.(12)

         10.18 Employment Agreement, dated November 17, 1997, effective July 1, 1997, between Atlantic Gulf and Thomas W Jeffrey, with form of Existing Plan Stock Option Agreement for Thomas W. Jeffrey, and New Stock Option Plan and Agreement for Thomas W. Jeffrey.(12)

         10.19 Amendment to the Employee Stock Option Plan, as approved by Atlantic Gulf's common stockholders at the 1997 Annual Meeting of Stockholders.(15)

         10.20 Amendment of the Non-Employee Directors' Stock Plan, dated as of April 1, 1998.(15)

         10.21 Amendment of the Non-Employee Directors' Stock Option Plan, dated as of April 15, 1998.(15)

         10.22 Order Granting Government's Motion for Early Termination of Compliance Program and Special Master, dated as of December 9, 1998.(15)

         10.23 Form of Consulting Agreement by and between Atlantic Gulf and Lowe Enterprises Mid-Atlantic, Inc.

     21.          SUBSIDIARIES OF THE COMPANY (15)

     23.          ACCOUNTANTS' CONSENT - Ernst & Young LLP

     27.          FINANCIAL DATA SCHEDULE (15)

--------------------------------------

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

     (10)These exhibits are incorporated herein by reference to Atlantic Gulf's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, as filed with the SEC.

     (11)These exhibits are incorporated herein by reference to Atlantic Gulf's Proxy Statement dated April 22, 1996, as filed with the SEC.

     (12)These exhibits are incorporated herein by reference to Atlantic Gulf's Current Report on Form 8-K, dated November 26, 1997, as filed with the SEC.

     (13)These exhibits are incorporated herein by reference to Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC.

     (14)These exhibits are incorporated herein by reference to Atlantic Gulf's Amended Annual Report on Form 10-K/A for the year ended December 31, 1997, as filed with the SEC.

     (15)These exhibits are incorporated herein by reference to Atlantic Gulf's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC.

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

                                    ATLANTIC GULF COMMUNITIES CORPORATION


                                    By:  /s/ THOMAS W. JEFFREY
                                         ---------------------------------------
                                             Thomas W. Jeffrey
                                             Executive Vice President
                                             and Chief Financial Officer

                                             Date:  April 30, 1999

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



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


                              ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                            December 31, 1998 and 1997
                                (in thousands, except share amounts and par value)


                                                                                      1998               1997
                                                                                   ----------         -----------
         ASSETS
Cash and cash equivalents                                                          $    9,413         $     9,188
Restricted cash and cash equivalents                                                    1,041               1,713
Contract receivables, net                                                               4,109               6,336
Mortgages, notes and other receivables, net                                            29,273              34,910
Land and residential inventory                                                        166,870             130,506
Property, plant and equipment, net                                                      3,950               1,754
Other assets, net                                                                      15,150              18,664
                                                                                   ----------         -----------
Total assets                                                                       $  229,806         $   203,071
                                                                                   ==========         ===========
         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Accounts payable and accrued liabilities                                           $   17,533         $    13,615
Other liabilities                                                                       8,207              10,046
Notes and mortgages payable                                                           151,805             132,408
                                                                                   ----------         -----------
                                                                                      177,545             156,069
                                                                                   ----------         -----------

Redeemable Preferred Stock
         Series A, 20%, $.01 par value,  2,500,000 shares authorized;  2,500,000 shares  issued and  outstanding,  having a  liquidation  preference  of
         $32,706,  as  of  December  31,  1998;   2,326,475  shares  issued  and
         outstanding, having a liquidation preference of $25,254, as of
         December 31, 1997                                                             30,403              22,378

         Series B, 20%, $.01 par value;  2,000,000 shares authorized;  2,000,000 shares  issued and  outstanding,  having a  liquidation  preference  of
         $25,898 and $21,307 as of December 31, 1998
         and 1997, respectively                                                        24,417              19,306
                                                                                   ----------         -----------
                                                                                       54,820              41,684
                                                                                   ----------         -----------

Commitments and Contingencies

Common stockholders' (deficit) equity
         Common stock, $.10 par value, 70,000,000 shares authorized;
              11,933,359 and 11,607,526 shares issued as of
              December 31, 1998 and 1997, respectively                                  1,193               1,161
         Contributed capital                                                          117,994             128,930
         Accumulated deficit                                                         (115,379)           (119,052)

         Accumulated other comprehensive loss                                          (6,351)             (5,712)
         Treasury stock, 158,536 and 86,277 shares, at cost                               (16)                 (9)
                                                                                   ----------         -----------

Total common stockholders' (deficit) equity                                            (2,559)              5,318
                                                                                   ----------         -----------

Total liabilities and common stockholders' (deficit) equity                        $  229,806         $   203,071
                                                                                   ==========         ===========


See accompanying notes to consolidated financial statements.

                   ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                            Consolidated Statements of Operations
                        Years Ended December 31, 1998, 1997 and 1996
                            (in thousands, except per share data)


                                                           1998        1997          1996
                                                        ---------    ---------    ---------
Revenues:
  Real estate sales:
      Homesite                                          $  17,276    $  24,606    $  52,910
      Commercial                                           55,525       32,029       53,693
      Vertical residential units                                -       10,984       20,962
                                                        ---------    ---------    ---------
         Total real estate sales                           72,801       67,619      127,565
  Other operating revenue                                   6,017        3,011        4,919
  Interest income                                           4,937        6,018        6,295
                                                        ---------    ---------    ---------
         Total revenues                                    83,755       76,648      138,779
                                                        ---------    ---------    ---------
Costs and expenses:
  Direct cost of real estate sales:
      Homesite                                             14,783       23,372       42,258
      Commercial                                           44,970       35,787       44,331
      Vertical residential units                                -       13,033       16,725
                                                        ---------    ---------    ---------
         Total direct cost of real estate sales            59,753       72,192      103,314
Inventory valuation reserves                                  195       14,457       12,283
Selling expense                                             6,510        8,502       13,525
Operating expenses                                          2,010        1,505        1,986
Real estate costs                                           9,598       14,984       19,384
General and administrative expense                          9,908       12,297       12,410
Cost of borrowing, net of amounts capitalized               4,375       12,222       13,430
Other expense                                                 853        1,463          512
                                                        ---------    ---------    ---------
         Total costs and expenses                          93,202      137,622      176,844
                                                        ---------    ---------    ---------
Operating loss                                             (9,447)     (60,974)     (38,065)
                                                        ---------    ---------    ---------
  Other income (expense):
    Reorganization reserves
      Utility trust accounts                                3,666            -       11,859
      Utility connection reserve                            1,063        1,063        4,097
      Contract receivables termination refunds                104          706         (112)
      Refund of unclaimed expired notes                     8,549            -            -
      Other reorganization reserves                             -        1,761        2,246
    Utility condemnation                                        -            -        4,122
    Land mortgages receivable valuation discount             (184)         (92)       1,020
    Miscellaneous                                             (78)        (810)       2,282
                                                        ---------    ---------    ---------
         Total other income (expense)                      13,120        2,628       25,514
                                                        ---------    ---------    ---------
Income (loss) before extraordinary items                    3,673      (58,346)     (12,551)
Extraordinary gains on extinguishment of debt                   -            -       13,732
                                                        ---------    ---------    ---------
Net income (loss)                                           3,673      (58,346)       1,181
                                                        ---------    ---------    ---------
Less:
    Accrued preferred stock dividends                      10,309        3,296            -
    Accretion of preferred stock to redemption amount       1,332          427            -
                                                        ---------    ---------    ---------
                                                           11,641        3,723            -
                                                        ---------    ---------    ---------
Net (loss) income applicable to common stock            $  (7,968)   $ (62,069)   $   1,181
                                                        =========    =========    =========
Basic and diluted earnings per common share:
    Net (loss) income per common share                  $   (0.68)   $   (5.82)   $     .12
                                                        =========    =========    =========
Weighted average common shares outstanding                 11,640       10,661        9,709
                                                        =========    =========    =========


See accompanying notes to consolidated financial statements.


                     ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                          Years Ended December 31, 1998, 1997 and 1996
                                    (in thousands of dollars)


                                                              1998          1997         1996
                                                            ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                         $   3,673    $ (58,346)   $   1,181

  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                               4,807        5,033        5,244
    Other income                                               (3,259)      (2,396)     (19,337)
    Loss from sale of property, plant and equipment                 3           36           94
    Gains from utility condemnations or sales                       -            -       (5,504)
    Extraordinary gains from extinguishment of debt                 -            -      (13,732)
    Reorganization items                                          746          549       (1,477)
    Inventory valuation reserves                                  195       14,457       12,283
    Land acquisitions                                         (24,875)     (21,423)      (9,338)
  Other net changes in assets and liabilities:
    Restricted cash                                               672        4,321        2,427
    Receivables                                                 7,499       19,351         (403)
    Land and residential inventory                              6,702       45,091       61,694
    Other assets                                                3,514       (9,401)     (12,367)
    Accounts payable and accrued liabilities                    3,866       (3,046)      (2,753)
    Other liabilities                                          (3,224)      (5,648)      (2,731)
    Other, net                                                     --         (103)        (273)
                                                            ---------    ---------    ---------
      Net cash provided by (used in) operating activities         319      (11,525)      15,008
                                                            ---------    ---------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                   (2,876)        (455)        (228)
  Proceeds from sale of property, plant and equipment               -            1        1,885
  Proceeds from utility condemnations or sales                      -            -       28,699
  Funds withdrawn from utility trust accounts                   3,774       12,109            -
                                                            ---------    ---------    ---------
      Net cash provided by investing activities                   898       11,655       30,356
                                                            ---------    ---------    ---------

Cash flows from financing activities:
  Borrowings under credit agreements                           71,412      120,097      123,848
  Repayments under credit agreements                          (74,531)    (168,860)    (161,477)
  Principal payments on other liabilities                           -       (2,494)      (4,250)
  Proceeds from issuance of common stock                          632       10,000            -
  Proceeds from issuance of preferred stock                     1,495       43,265            -
  Proceeds from exercise of stock options                           -            -            5
                                                            ---------    ---------    ---------
      Net cash (used in) provided by financing activities        (992)       2,008      (41,874)
                                                            ---------    ---------    ---------

Increase in cash and cash equivalents                             225        2,138        3,490
Cash and cash equivalents at beginning of period                9,188        7,050        3,560
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of period                  $   9,413    $   9,188    $   7,050
                                                            =========    =========    =========

Supplemental cash flow information:
  Income tax payments                                       $       -    $     103    $       -
                                                            =========    =========    =========

  Interest payments, net of amounts capitalized             $     322    $   6,552    $  12,268
                                                            =========    =========    =========

  Reorganization item payments                              $      46    $   1,756    $   5,099
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

                                                                                                Accumulated
                                              Common Stock                                         Other
                                           -----------------      Contributed    Accumulated   Comprehensive   Treasury
                                           Shares(1)  Amount        Capital        Deficit         Loss          Stock     Total
                                           ------     ------      -----------    -----------   -------------   --------    -----
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    9,772   $    977    $  120,115     $  (61,887)     $  (4,825)      $    -  $ 54,380
------------------------------------------------------------------------------------------------------------------------------------
 Net income                                       -          -             -          1,181              -            -     1,181
 Minimum pension liability adjustment             -          -             -              -         (1,175)           -    (1,175)
                                                                                                                         --------
 Comprehensive income                                                                                                           6
                                                                                                                         --------
 Stock returned                                 (86)         -             -              -              -           (9)       (9)
 Shares issued under director stock plan         18          2            98              -              -            -       100
 Warrants issued to pay down Secured
    Cash Flow Notes                               -          -         1,875              -              -            -     1,875
 Exercise of stock options                        1          -             5              -              -            -         5
 Shares issued to director as
    recapitalization committee fee                4          1            30              -              -            -        31
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    9,709        980       122,123        (60,706)        (6,000)          (9)   56,388
------------------------------------------------------------------------------------------------------------------------------------
 Net loss                                         -          -             -        (58,346)             -            -   (58,346)
 Minimum pension liability adjustment             -          -             -              -            288            -       288
                                                                                                                         --------
 Comprehensive loss                                                                                                       (58,058)
                                                                                                                         --------
 Shares issued under director stock plan         36          3           189              -              -            -       192
 Common shares issued                         1,776        178         9,822              -              -            -    10,000
 Proceeds from issuance of warrants               -          -           519              -              -            -       519
 Accrued preferred stock dividends                -          -        (3,296)             -              -            -    (3,296)
 Preferred stock accretion                        -          -          (427)             -              -            -      (427)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   11,521      1,161       128,930       (119,052)        (5,712)          (9)    5,318
------------------------------------------------------------------------------------------------------------------------------------
 Net income                                       -          -             -          3,673              -            -     3,673
 Minimum pension liability adjustment             -          -             -              -           (639)           -      (639)
                                                                                                                         --------
 Comprehensive income                                                                                                       3,034
                                                                                                                         --------
 Stock returned                                 (72)         -             -              -              -           (7)       (7)
 Shares issued under director stock plan         43          4           101              -              -            -       105
 Common shares issued                           283         28           583              -              -            -       611
 Proceeds from issuance of warrants               -          -            21              -              -            -        21
 Accrued preferred stock dividends                           -       (10,309)             -              -            -   (10,309)
 Preferred stock accretion                        -          -        (1,332)             -              -            -    (1,332)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   11,775  $   1,193    $  117,994     $ (115,379)     $  (6,351)      $  (16) $ (2,559)
------------------------------------------------------------------------------------------------------------------------------------

(1)      Net of treasury stock shares.

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  (a)   GENERAL.   Atlantic   Gulf   Communities   Corporation's
         ("Atlantic Gulf" or the "Company") core business consists of three principal business lines: (1) "Primary Market Operations," consisting of the acquisition, development and sale of real estate projects ("Primary Projects") containing residential homesite components, such as single-family lots, multi-family lots/units, and residential tract sales ("Homesites") and/or non-residential components, such as commercial, industrial, office and institutional ("Commercial
         Development') in primary markets in Florida and selected primary markets in the southeastern United States ("Primary Markets"); (2) "Luxury/Resort Operations," consisting of the acquisition, development and sale of real estate projects ("Luxury/Resort Projects") involving one or more of the following activities: Homesite development, construction of "Vertical Residential Units" (i.e., single family housing, condominiums and timeshare units), and construction and operation of equity golf clubs and other amenities ("Amenities") in selected markets in Florida and Colorado ("Luxury/Resort Markets"); and
         (3) "Other Operations," consisting principally of (a) "Environmental Services," consisting of the provision of environmental services to third parties on a contract basis and (b) "Receivables Portfolio Management," consisting of portfolio management of primarily contracts receivables and mortgages receivables. The Company's (i) Primary Markets and Luxury/Resort Markets are referred to as its "Core Markets" and (ii) Primary Projects and Luxury/Resort Projects are referred to as its "Core Projects."

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

                  (f) INVENTORY. Costs capitalized are allocated on a specific Project identification basis. Residential unit costs are accounted for on a specific identification basis and all inventory stated at cost or at values determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Inventory under development and held for future development is evaluated at least quarterly for impairment if impairment indicators are present. An impairment write-down to fair value is made if the estimated undiscounted cash flows from an item of inventory are less than the carrying amount of such inventory. Inventory that is substantially complete and ready for its intended use is carried at the lower of carrying amount or fair value less cost to sell. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of each individual parcel.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 superseded SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position. See Note 19.

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

(2)      RECEIVABLES PORTFOLIO

                  The receivables portfolio consists of:

                  (a) CONTRACT RECEIVABLES. At December 31, Contract Receivables consisted of the following (in thousands of dollars):


                                                           1998         1997
                                                        ---------     --------
         Contract Receivables, gross                     $  4,551     $  7,347
         Reserve for estimated future cancellations,
           net of estimated land recoveries                     -         (244)
         Valuation discounts to yield 15%                    (442)        (767)
                                                        ---------     --------
                                                        $   4,109     $  6,336
                                                        =========     ========

                  Stated interest rates on the Contract Receivables outstanding at December 31, 1996, 1997 and 1998 ranged from 4% to 12.5% (averaging approximately 7.0%). The original terms of the Contract Receivables were 10 to 12 years.

                  Total future cancellations are estimated at $550,000 and $1,128,000 as of December 31, 1998 and 1997, respectively, based on prior cancellation experience. When a contract cancels, the Company recovers/restores the Predecessor Asset to inventory at its current fair value. Total future recoveries are estimated at $550,000 and $884,000 as of December 31, 1998 and 1997, respectively. Based on actual collection and cancellation activity, the estimated future cancellations and recoveries were adjusted resulting in a net gains of $141,000 and $47,000 in 1998 and 1997, respectively, and a net loss of $395,000 in 1996 recorded in other income (expense) in the accompanying consolidated

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         statements of operations. There are no significant concentrations of credit risk associated with the Contract Receivables.

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

                  The Contract Receivables serve as collateral for a portion of the Company's indebtedness (see Note 8).

                  (b) MORTGAGES AND OTHER RECEIVABLES. At December 31, 1998, Mortgages and Other Receivables, net consisted of (in thousands of dollars):

                                                         1998             1997
                                                      ---------        ---------
         Mortgage Receivables, net of valuation
           reserves of $2,483 and $2,605              $  20,246        $  28,091
         Sunset Lakes Receivable                          1,794            1,193
         Jupiter Ocean Grande Receivable                  2,478            1,269
         Other Receivables                                4,755            4,357
                                                      ---------        ---------
                                                      $  29,273        $  34,910
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

                  The Company entered into two-secured borrowing transactions (one in March 1997 and another in December 1997) with the First National Bank of Boston ("BankBoston") pursuant to which the Company
         (i) borrowed approximately $7.0 million and $5.2 million, respectively, from BankBoston and (ii) transferred approximately $9.3 million and $6.9 million, respectively, of Mortgage

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Receivables to BankBoston as collateral for the borrowings. The Company financed an additional $1 million net amount of Mortgage Receivables under the agreement in January 1998 for approximately $0.8 million. The Company used the proceeds from these transactions to reduce its corporate debt and to fund ongoing operations. These borrowings were subsequently repaid on February 2, 1999. See Note 20.

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

                  As part of a  settlement  with  certain  Predecessor  Homesite customers, the Company established various trusts. The Company funded these trusts with cash, stock and notes based on estimates of the costs of its future improvement obligations. The Company periodically assesses the adequacy of the property in the trusts and reserves and any excess or deficiency accrues to the benefit or becomes an obligation of the Company (see Note 12). In December 1996, it was determined that approximately $12.1 million in cash plus $6.2 million of notes could be recovered from various utility trusts. A receivable for the $12.1 million, which was received in January 1997, was recorded as of December 31, 1996, in the accompanying consolidated balance sheets and a gain of $11.9 million, net of expenses, was recorded in other income (expense) in the accompanying consolidated statements of operations.

                           (ii) SUNSET LAKES RECEIVABLE. The Sunset Lakes Receivable consists of a management fee accrual from the Sunset Lakes JV of $1,174,000 and $521,00 in 1998 and 1997 respectively, of which $653,000 and $458,000 was earned in 1998 and 1997, respectively. The Sunset Lakes Receivable also includes $620,000 and $672,000 as of December 31, 1998 and 1997, respectively, of interest accrued on amounts loaned by one of the Company's consolidated subsidiaries to the Sunset Lakes JV Project.

                           (iii) JUPITER OCEAN GRANDE RECEIVABLE. The Jupiter Ocean Grande Receivable consists of a $2,271,000 and a $1,186,000 loan to the Jupiter Ocean Grande JV Project plus $206,000 and $83,000 of accrued interest for 1998 and 1997, respectively.

                  (c) SCHEDULED COLLECTIONS. Scheduled collections of principal on Mortgages and Other Receivables for the next five years ending December 31, 2003 and thereafter are as follows: 1999 - $5,676,000, 2000 - $3,484,000, 2001 - $4,034,000, 2002 - $5,243,000, 2003 -
         $2,630,000 and thereafter - $213,000. Substantially all other receivables are non-interest bearing and have no stated maturity.

                  (d) COLLATERAL. Substantially all of the Mortgages and Other Receivables serve as collateral for a portion of the Company's indebtedness (see Note 8).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(3)      LAND AND RESIDENTIAL INVENTORY

                  (a) GENERAL. At December 31, land and residential inventory consisted of the following (in thousands of dollars):


                                              1998                  1997
                                          ------------          ------------
         Primary Market Operations        $     48,720          $     39,975
         Luxury/Resort Operations               81,806                34,867
         Predecessor Assets                     41,259                70,508
         Other                                     950                 1,772
                                          ------------          ------------
         Gross Inventory                       172,735               147,122
         Valuation Reserves                     (5,865)              (16,616)
                                          ------------          ------------

         Total                            $    166,870          $    130,506
                                          ============          ============


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

(4)      PROPERTY, PLANT AND EQUIPMENT

                  (a) GENERAL. At December 31, property, plant and equipment, net, at cost, consisted of (in thousands of dollars):


                                                     1998           1997
                                                  ---------      ----------
         Land and improvements                    $      87      $       80
         Buildings                                    1,227           1,345
         Fixtures and equipment                       4,155           3,402
         Accumulated depreciation                    (3,680)         (3,211)
         Construction in progress                     2,161             138
                                                  ---------      ----------
                                                  $   3,950      $    1,754
                                                  =========      ==========

                  (b) UTILITY SYSTEMS SOLD IN 1996. During 1996, the Company sold its two remaining utility systems.

                           (i) PORT LABELLE UTILITY SYSTEM. In February 1996, the Company sold its Port LaBelle utility system to Hendry County for $4.5 million resulting in a gain of $686,000 which is

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

(5)      OTHER ASSETS

                  (a) GENERAL. At December 31, other assets consisted of the following (in thousands of dollars):


                                                   1998             1997
                                                ----------       ----------
         Sunset Lakes JV Project                $    5,205       $    7,830
         Falcon Trace JV Project                     3,874            3,733
         Jupiter Ocean Grande JV Project             2,094            2,459
         Other real estate related assets            1,601            2,008
         Other assets                                2,376            2,634
                                                ----------       ----------
                                                $   15,150       $   18,664
                                                ==========       ==========

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

                  (c) FALCON TRACE JV PROJECT. In April 1996, the Company acquired the Falcon Trace JV Project, in Orlando, Florida, for approximately $5.3 million, of which $2.4 million was financed by Cypress Realty Limited Partnership ("Cypress") through an acquisition loan secured by a mortgage on the property and the balance was paid for in cash. In December 1996 (and as amended in March 1997), the Company and Cypress agreed to a restructuring in which the Company contributed its net investment in the Falcon Trace Project and its partner, Cypress, through an affiliate, contributed its mortgage on the property, to Falcon Trace Partners Limited Partnership. The Company has a 65% limited partnership interest in the Falcon Trace JV Project after expenses and fixed returns to the

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         partners. The Company does not control the partnership. Cypress is the managing venturer and must consent to major transactions and actions of the partnership including the sale of the property and assets of the Falcon Trace JV Project, modification of its business plan, development and construction activities, financing, and the acquisition of additional property. Accordingly, the Company accounts for the Falcon Trace JV Project under the equity method.

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

(6)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                  (a) GENERAL. At December 31, accounts payable and accrued liabilities consisted of (in thousands of dollars):


                                                       1998              1997
                                                    ----------        ---------
         Accounts payable, principally trade        $    5,591        $   2,156
         Accrued interest                                5,005              952
         Taxes, other than income taxes                  3,109            4,293
         Employee earnings and benefits                  1,758            3,270
         Other accrued liabilities                       2,070            2,944
                                                    ----------        ---------
                                                    $   17,533        $  13,615
                                                    ==========        =========

                  (b) TERMS OF ONE YEAR OR LESS. Substantially all accounts payable and accrued liabilities are payable within one year.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(7)      OTHER LIABILITIES

                  (a) GENERAL. At December 31, other liabilities consisted of the following (in thousands of dollars):


                                                        1998            1997
                                                     ----------      ----------
         Reserve for Contract Receivables
           termination refunds                       $    2,333      $    2,744
         Accrued pension liability                        2,208           2,087
         Utility connection reserve                       2,130           3,196
         Bankruptcy and other reserves                      797             838
         Customers' and other deposits                      739           1,181
                                                     ----------      ----------
                                                     $    8,207      $   10,046
                                                     ==========      ==========

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

                  (d) UTILITY CONNECTION RESERVE. The utility connection reserve consists of the Company's obligation to provide utility connection credits to qualified claimants. Based on minimal fundings to date and minimal fundings anticipated in the future, the utility connection credit reserves were reduced by $1.1 million in 1998 and 1997 and $4.1 million in 1996, which were recorded as gains in other income (expense) in the accompanying consolidated statements of operations (see Note
         11).

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         approximately   $177,000  is  included  in  restricted  cash  and  cash
         equivalents to fund a portion of these remaining claims (see Note 1).

(8)      NOTES AND MORTGAGES PAYABLE

                  (a) GENERAL. At December 31, notes and mortgages payable consisted of the following (in thousands of dollars):

                                                                 1998          1997
                                                             -----------   -----------
         Cash Flow Notes, due December 31, 1998, net of
           unamortized discount of $-0- and $2,138           $    39,496   $    37,479
         Working Capital Facility                                 18,291        20,000
         Term Loan                                                     -        13,333
         Reducing Revolving Loan                                       -         7,653
         Project acquisition and development loans                85,578        35,717
         Mortgage Receivables loans                                6,072        13,540
         Other                                                     2,368         4,686
                                                             -----------   -----------
                                                             $   151,805   $   132,408
                                                             ===========   ===========

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  The $20 million Working Capital Facility bore interest at the Norwest Bank of Minnesota, N.A."base rate," plus two percentage points. The Working Capital Facility matured on December 1, 1998, was extended through February 2, 1999 and was repaid in full on February 2, 1999. The Working Capital Facility was secured by a first lien on substantially all of the Company assets, with certain exceptions as to which the lenders received junior liens. As of December 31, 1998, there was no additional credit available under the Working Capital Facility. The Company was required to pay an unused line fee equal to 1/2 of 1% per annum of the average unused portion of the Working Capital Facility.

                  The remaining $13.3 million of the Term Loan, which bore interest at 15%, matured, and was repaid in full on June 30, 1998.

                  The remaining $7.7 million of the Reducing Revolving Loan, which bore interest at prime plus four percent, matured, and was repaid in full, on June 30, 1998.

                  (c) CASH FLOW NOTES. The Cash Flow Notes, as of December 31, 1997, consisted of $39.5 million of 13% Notes. On September 30, 1996, the Company utilized proceeds from the Working Capital Facility, the Reducing Revolving Loan and cash on hand for a total of $40 million plus warrants to purchase up to 1,500,000 shares of Common Stock at $6.50 per share, to fully repay at a discount the Secured Cash Flow
         Notes. As a result of the extinguishment of the Secured Cash Flow Notes, the Company recorded an extraordinary gain of approximately $3.9 million representing the difference between the book value of these notes of $49.1 million, consisting of a par value of $54.9 million less an unamortized discount of $5.8 million, and the consideration given of $41.9 million, consisting of cash of $40.0 million and the estimated fair market value of the warrants of $1.9 million, less $3.3 million of expenses. Interest on the Cash Flow Notes, which was non-cumulative, was payable semiannually, only out of Available Cash. The amortization of the Cash Flow Notes discount is included in cost of borrowing, net, in the accompanying consolidated statements of operations and approximated $2,138,000, $1,876,000 and $3,157,000 for 1998, 1997 and
         1996, respectively. The 13% Notes were repaid in full on February 2, 1999.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

                           (ii) WEST BAY CLUB PROJECT/BANKBOSTON LOAN. In December 1997, BankBoston, B.A. and certain other institutions made a $33 million revolving loan to West Bay Club Development Corporation pursuant to which the lenders have agreed to lend the Company the maximum cumulative amount of $67.4 million to finance construction of the West Bay Club Project. The Company has $19.8 million outstanding under this loan as of December 31, 1998. The loan bears interest at either LIBOR plus 4% or the higher of either BankBoston's prime rate plus 1.25% or the overnight federal funds effective rate plus 0.5% and matures on December 23, 2001. The balance outstanding amounted to $19.8 million and $88,000 as of December 31, 1998 and 1997, respectively.

                           (iii) RIVERWALK TOWER PROJECT LOAN. In June 1997, Las Olas Tower at Riverwalk, Inc., a wholly owned subsidiary of the Company, borrowed $2.75 million to acquire the Riverwalk Tower site. The loan bore interest at prime plus 0.75% and was secured by the project property, with recourse to the Company. The balance outstanding is $2.75 million in 1998 and 1997, respectively.

                           (iv) LAKESIDE PROJECT LOAN. In March 1996, Lakeside Development of Orlando , a wholly owned subsidiary of the Company, obtained an acquisition loan and a development loan with a combined commitment of $6.3 million to acquire and finance the development of the Lakeside Project. As of December 31, 1998 and 1997, the Company has a total of $2.7 and $2.1 million, respectively outstanding under these loans. These loans bear interest rates ranging from prime plus 1.25% to 1.5%, are secured by the project property, with recourse to the Company.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

                           (ix) WEST MEADOWS PROJECT. A $5.9 million revolving credit loan with an outstanding balance of $4.7 million and $2.7 million as of as of December 31, 1998 and 1997, respectively. This loan bears interest at the LIBOR rate plus 3%, is secured by the project property with recourse to the Company, and matures in February 2000. In addition, two mortgage loans totaling $4.1 million and $2.8 million as of December 31, 1998 and 1997, respectively.

                           (x) OTHER PROJECT DEBT. Other project debt amounted to $463,000 as of December 31, 1998 $1.1 million as of December 31, 1997.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



(9)      REDEEMABLE PREFERRED STOCK

                  (a) GENERAL. At December 31, 1998 and 1997, Redeemable Preferred Stock consisted of the following (in thousands of dollars):


                                                             1998        1997
                                                           --------    --------
SERIES A
Gross proceeds                                             $ 25,000    $ 23,265
Accrued dividends                                             7,706       1,989
                                                           --------    --------
Liquidation Preference amount                                32,706      25,254
Less issue costs                                             (3,104)     (2,885)
Less warrants purchased                                        (300)       (279)
Plus accretion of preferred stock to redemption amount        1,101         288
                                                           --------    --------
                                                             30,403      22,378
                                                           --------    --------

SERIES B
Private Placement 6/24/97
  Gross proceeds                                             10,000      10,000
  Accrued dividends                                           3,453       1,068
                                                           --------    --------
  Liquidation Preference amount                              13,453      11,068
  Less issue costs                                             (950)       (950)
  Less warrants purchased                                      (120)       (120)
  Plus accretion of preferred stock to redemption amount        369         110
                                                           --------    --------
                                                             12,752      10,108
                                                           --------    --------

Rights Offering 11/19/97
  Gross proceeds                                             10,000      10,000
  Accrued dividends                                           2,446         239
                                                           --------    --------
  Liquidation Preference amount                              12,446      10,239
  Less issue costs                                             (950)       (950)
  Less warrants purchased                                      (120)       (120)
  Plus accretion of preferred stock to redemption amount        289          29
                                                           --------    --------
                                                             11,665       9,198
                                                           --------    --------

Total Series B                                               24,417      19,306
                                                           --------    --------

Total redeemable preferred stock                           $ 54,820    $ 41,684
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

                  Beginning in 2001, the holders of the Preferred Stock are entitled to redeem the Preferred Stock ratably over three years. The aggregate redemption amounts of the Preferred Stock based on the Liquidation Preference at December 31, 1998 for each of the five years following December 31, 1997 and thereafter are as follows: 2001 - $19,536,000, 2002 - $19,536,000 and thereafter - $19,536,000.

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

                  (b) STOCK OPTION PLANS. The Company has two fixed stock option plans as well as fixed contractual stock options. In 1993, the stockholders adopted the Company's Employee Stock Option Plan ("Employee Option Plan"), which provides for the issuance of options to purchase up to 750,000 shares of Common Stock at a price equal to the fair value of the Common Stock on the date of grant of each option. In June 1998, the stockholders approved an amendment to the Employee Option Plan increasing the number of shares of stock subject to the plan to 1.25 million shares. Pursuant to this plan, the Company issued options to acquire 500,000 shares in 1998 and 1,000 shares in 1996. No options were issued in 1997. In 1994, the stockholders adopted the Company's 1994 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Option Plan"), which provides for the issuance of options to purchase up to 350,000 Common Stock at a price equal to the fair value of the Common Stock on the date of grant of each option. In June 1998, the shareholders approved the Employment Agreements of certain executives. The terms of their agreements contain provisions

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         providing for the granting of options at the fair market value of the Common Stock on the grant approval date of each option. See Note 17 for information on these stock option plans.

                  (c) STOCK PLAN. In 1996, the Company's stockholders adopted the Company's 1996 Non- Employee Directors' Stock Plan (the "Non-Employee Directors' Stock Plan"), which provides for the payment quarterly of each Non-Employee Director's annual $25,000 retainer in Common Stock based on the share price at the end of the previous quarter. In 1998, the Board adopted an amendment to the Non-Employee Directors' Stock Plan which provided that, from and after April 1, 1998, 40% of the annual retainer would be paid in cash and the balance would be paid in shares of Common Stock. During 1996, the Company issued to the Non-Employee Directors (a) 8,328 shares at a price of $6.00 per share for the third quarter of 1996 and (b) 10,256 shares at a price of $4.875 for the fourth quarter of 1996. During 1997, the Company issued to the Non-Employee Directors (a) 12,355 shares at a price of $4.3125 per share for the first quarter of 1997, (b) 11,158 shares at a price of $5.50 per share plus 288 shares at $6.625 per share for the second quarter of 1997, (c) 5,884 shares at a price of $6.375 per share for the third quarter of 1997 and (d) 6,000 shares at a price of $6.25 per share for the fourth quarter of 1997. During 1998, the Company issued to the Non-Employee Directors (a) 8,330 shares at a price of $4.50 price per share for the first quarter of 1998, (b) 6,209 shares at a price of $3.62 per share for the second quarter of 1998 (c) 10,908 shares at a price of $2.06 per share for the third quarter of 1998 and (d) 18,006 shares at a price of $1.25 per share for the fourth quarter of 1998.

                  (d) SHARES RESERVED FOR FUTURE ISSUANCE. At December 31, 1998, the following shares of Common Stock were reserved for possible future issuance (in thousands of dollars):


         Series A Preferred Conversion                       $      10,000
         Investor Warrants                                           5,000
         Series B Preferred Conversion                               8,000
         Series B Warrants                                           4,000
         Warrants - Secured Cash Flow Notes                          1,500
         Employee Option Plan                                          741
         Contractual Stock Options                                     365
         Non-Employee Directors' Option Plan                           350
         Non-Employee Directors' Stock Plan                            150
                                                             -------------
                                                             $      30,106
                                                             =============

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                             Utility Trust Accounts
                                Account Activity
                            (in thousands of dollars)


                                  1998             1997             1996
                               ----------       -----------      ----------
DESCRIPTION
Beginning balance              $    3,448       $    15,198      $   19,699
Additions                               -             1,155           1,623
Interest earned                       293               154             675
Withdrawals                        (3,741)          (12,645(a)       (1,005)(c)
Cancellation of notes                   -              (414(b)       (5,794)(b)
                               ----------       -----------      ----------
Ending balance                  $       -       $     3,448      $   15,198
                               ==========       ===========      ==========


(a) Includes $12,109 withdrawal on January 2, 1997.
(b) Total cancellations of $6,208, including $414 canceled on January 2, 1997, resulted in an extraordinary gain of $5,998 in 1996, net of a $210 unamortized discount.
(c) Represents wire transfer to Hendry County.
(d) Release of Utility Class 14 Trust cash on September 29,1998 for $3,741.


                        Utility Connection Credit Reserve
                                Account Activity
                            (in thousands of dollars)


                                  1998              1997            1996
                               -----------      ------------     ----------
DESCRIPTION
Beginning balance              $     3,196      $      4,264     $    7,726
Additions                                -                 -            643
Amounts charged (credited) to
  results of operations             (1,065)(1)        (1,064)        (4,097)
Deductions                              (1)               (4)            (8)
                               -----------      ------------     ----------
Ending balance                 $     2,130      $      3,196     $    4,264
                               ===========      ============     ==========


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

                  (b) TRUST AND RESERVES. As part of a settlement of the Company's improvement obligations to the Predecessor Company's retail homesite customers, various trusts were established. The Company funded these trusts with cash, stock and notes based on estimates of the costs of the future improvement obligations. Certain other reserves were established to make a minimum of 1,700 utility satisfied homesites available for trade to customers whose homesites may not be utility satisfied, and therefore not buildable, at the time they wish to construct a home. The terms of these trusts and reserves require the Company to periodically assess the adequacy of the property in the trusts and reserves and any excess or deficiency will accrue to the benefit or become an obligation of the Company. In December 1996, pursuant to a review of the trusts and reserves it was determined that approximately $12.1 million in cash, $4.2 million of 12% Notes and $2.0 million of 13% Notes could be released from these trust accounts (see Notes 2, 8 and 11). Approximately $30,000 in cash, 3,000 shares of stock and a lot reserve of 3,800 lots remain in the trusts. The Company believes the remaining property currently held in trusts is sufficient to meet all future improvement obligations required under the terms of the settlements.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

                  The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below (in thousands of dollars):

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                            1998          1997
                                          ---------    ---------
Deferred tax assets:
  Excess of tax basis in land over
    financial statement basis             $  11,747    $  22,149
  Net operating loss carryover              120,010       96,992
  Other                                         963        6,380
  Alternative minimum tax and
    general business credit carryover         3,611        3,618
                                          ---------    ---------
      Total gross deferred tax assets       136,331      129,139
      Less - valuation allowance           (123,395)    (119,737)
                                          ---------    ---------
      Net deferred tax assets                12,936        9,402
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

                  Assets of the Retirement Plan are invested in Common Stocks, U.S. government agency issues, U.S. treasury bonds and notes, corporate bonds, foreign bonds and money market funds, and included approximately 87,068 shares of Atlantic Gulf Common Stock with an aggregate fair value at December 31, 1998 of $65,000.

                  Atlantic Gulf also has a defined contribution savings plan which is available to substantially all employees. The Company matches 25% of each employee's contributions, up to a maximum of 6% beginning on January 1, 1996. In addition, upon approval from the Boards, an annual supplemental contribution may be made in an amount up to the Company's matching contribution made during the year. The Company's matching contribution was approximately $142,000 in 1998 and $166,000 in 1997.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  At December 31, the funded status of the Company's Retirement Plan was as follows (in thousands of dollars):


                                                                1998             1997
                                                            ------------     ------------
Change in benefit obligation:
  Benefit obligation at beginning of year                   $     10,394     $     10,431
  Interest cost                                                      688              728
  Actuarial gain                                                     454              441
  Benefits paid                                                   (1,208)          (1,206)
                                                            ------------     ------------
  Benefit obligation at end of year                         $     10,328     $     10,394
                                                            ============     ============

Change in plan assets:
  Fair value of plan assets at beginning of year                   8,308            7,301
  Actual return on plan assets                                       184            1,145
  Employer contribution                                              836            1,068
  Benefits paid                                                   (1,208)          (1,206)
                                                            ------------     ------------
  Fair value of plan assets at end of year                         8,120            8,308
                                                            ------------     ------------

  Funded status                                                   (2,209)          (2,087)
  Unrecognized prior service cost                                    (61)             (65)
  Unrecognized actuarial loss                                      6,716            6,133
  Unrecognized net asset at transition                              (304)            (355)
                                                            ------------     ------------
  Net amount recognized                                     $      4,142     $      3,626
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


(15)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                   (g) ESTIMATED FAIR VALUES OF INSTRUMENTS. The estimated fair values of the Company's financial instruments at December 31 were as follows (in thousands of dollars):


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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(16)     UNAUDITED QUARTERLY FINANCIAL DATA

                  Quarterly financial data for 1998 and 1997 are summarized below (in thousands of dollars except per share amounts):

                                             First     Second      Third    Fourth
                                            Quarter    Quarter    Quarter   Quarter
                                            -------    -------    -------   -------
  1998:
  -----
    Real estate sales                         8,972     43,903      9,968     9,958
    Other revenues                            2,392      3,397      3,951     1,214
                                            -------    -------    -------   -------
    Total revenues                           11,364     47,300     13,919    11,172
                                            =======    =======    =======   =======

    Gross margin on real estate sales (*)       483      7,397      3,612     1,556
                                            =======    =======    =======   =======

    Net income (loss)                        (3,949)     2,066      3,337     2,219
                                            =======    =======    =======   =======
    Net income (loss) applicable to
        Common Stock                         (6,596)      (801)       341      (912)
                                            =======    =======    =======   =======

    Net income (loss) per common
        share (**)                            (0.57)     (0.07)      0.03     (0.08)
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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  Had compensation cost for the Company's two stock option plans and contractual stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share results would have been reduced to the proforma amounts indicated below:

                                                         1998                  1997                  1996
                                                         ----                  ----                  ----

Net (loss) income
  applicable to
  common stock              As reported               $(7,968,000)        $(62,069,000)           $1,181,000

                            Pro forma                  (9,470,665)         (62,875,702)              649,380


Basic and diluted
  earnings per
  common share              As reported                    $(0.68)              $(5.82)                 $.12

                            Pro forma                       (0.81)               (5.90)                 0.07


                  (b) FIXED STOCK OPTION PLANS. The Company has two fixed stock option plans as well as fixed contractual stock options.

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

                           (ii) NON-EMPLOYEE DIRECTOR OPTION PLAN. The Non-Employee Director Option Plan provides for the grant of (A) options for 20,000 shares of Common Stock to each Non-Employee Director on December 5, 1994, (B) options for 20,000 shares of Common Stock to each new Non- Employee Director upon his/her first election or appointment to the Board and (C) options for 5,000 shares of Common Stock to each Non-Employee Director at the first meeting of directors following such director's subsequent election or appointment to the Board. In 1998, the Board amended the Non- Employee Director Option Plan to provide that each Apollo director, who is appointed to the Board annually, will receive, an option to acquire 1,667 shares at each meeting (1,666 shares at every third meeting) at which he is reappointed to the Board. The option price for any grant under the Non-

         Employee Director Plan is equal to the fair market value of Common Stock on the date of grant of each option. Each option is immediately vested, exercisable, and remains exercisable for a period of 10 years from the grant date. A maximum of 350,000 shares of Common Stock may be issued pursuant to the Non-Employee Director Option Plan.

                           (iii) CONTRACTUAL STOCK OPTIONS. The Company has extended employment agreements to certain executives. The terms of their agreements contain certain provisions providing for an extension of options at the fair market value of the Common Stock on the grant approval date of each option. The options vest in accordance with the individual contractual provisions and are generally exercisable for a period of seven years from the date of each grant. All of the contracts provide for immediate vesting if there is a change in control as defined in the contract.

                           (iv) FAIR VALUE OF OPTIONS. In order to calculate the proforma amounts shown above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998.


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

               Contractual term of grant:   Ten  years for  fixed  stock  option
                                            plans    and    seven    years   for
                                            contractual stock options.

                           (v) SUMMARY. A summary of the status of the Company's two fixed stock option plans and the contractual stock options as of December 31, 1998, 1997, and 1996, respectively, and the changes during the years ended on those dates are presented below.

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
                       =======                                      =======

         ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  (C) CONTRACTUAL STOCK OPTIONS. The following tables summarize information about Contractual stock options outstanding at December 31, 1998:

                                 1996                        1997                          1998
                                 ----                        ----                          ----

  Non-Employee
    Director                     Weighted Avg.                 Weighted Avg.                 Weighted Avg.
  Stock Options         Shares  Exercise Price        Shares  Exercise Price        Shares  Exercise Price
  -------------         ------  --------------        ------  --------------        ------  --------------

 Outstanding at              -                             -               -             -               -
the beginning of
      year

 Options granted             -               -             -               -     3,650,000          $2.125

     Options                 -               -             -               -             -               -
    exercised

Options forfeited            -               -             -               -             -               -
                      --------                      --------                     ---------
 Outstanding at
   end of year               -               -             -               -     3,650,000          $2.125
                      ========                      ========                     =========

     Options                 -               -             -               -     1,933,334               -
 exercisable at
    year-end.

  Weighted-avg.              -               -             -               -          $.97               -
  fair value of
 options granted
 during the year


                                             Weighted-
                         Number of            Average             Weighted-            Number of             Weighted-
    Range of              Options            Remaining             Average              Options               Average
    Exercise            Outstanding         Contractual            Exercise           Exercisable            Exercise
      Price             At 12/31/98            Life                 Price             At 12/31/98              Price
      -----             -----------            ----                 -----             -----------              -----
  $2.00 - $2.99          3,650,000                 6.0                $2.125           1,933,334              $2.125
                         =========                                                     =========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(18)     EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share for the following years (in thousands, except per share data):

                                                                    1998              1997            1996
                                                              -------------------------------------------------
         Numerator:
           Income (loss) before extraordinary items              $   3,673        $  (58,346)      $ (12,551)
           Accrued preferred stock dividends                       (10,309)           (3,296)              -
           Accretion of preferred stock to
            redemption amount                                       (1,332)             (427)              -
                                                              -------------------------------------------------
           Loss before extraordinary items
            applicable to common stock                              (7,968)          (62,069)        (12,551)
           Extraordinary gain on extinguishment
            of debt                                                      -                 -          13,732
                                                              -------------------------------------------------
         Numerator for basic and diluted earnings per
           share - net (loss) income applicable
           to common stock                                         (7,968)        $ (62,069)      $   1,181
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

(19)     SEGMENT REPORTING

                  (a) DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES. The Company has four reportable segments: Primary Market Operations, Luxury Resort Operations, Predecessor Assets and all other. The Company's primary

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         markets residential division consists of the acquisition, development and sale of residential homesites to third party home builders. The Company's primary markets commercial industrial division consists of the acquisition, development and sale of commercial industrial land parcels to third parties. The Company's luxury/resort operations division consists of the development of waterfront or highly amenitized communities for high-end retirement or pre-retirement homebuyers. The Company's other predecessor assets consists of the sale of developed and undeveloped real estate inherited from the Company's predecessor. All other includes the Company's environmental services operations and their receivables portfolio management.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  The following table summarizes the Company's information for reportable segments for the year's ended December 31, 1998, 1997 and 1996:


                                                              1998         1997         1996
                                                            ---------    ---------    ---------
Revenues:
  Segment revenues:
    Primary markets operations                              $  41,529    $  14,441    $  51,025
    Luxury resort operations                                    7,010       10,908       17,809
    Predecessor assets                                         24,262       42,270       58,731
    All other                                                   4,922        3,608        4,741
                                                            ---------    ---------    ---------
                                                               77,723       71,227      132,306

  Unallocated revenues:
    Other operating revenues                                    4,434          771        2,434
    Interest revenues                                           1,598        4,650        4,039
                                                            ---------    ---------    ---------
         Total revenues                                     $  83,755    $  76,648    $ 138,779
                                                            =========    =========    =========

Gross margins:
  Segment gross margins:
  Primary markets residential                               $   6,260    $   1,016    $   8,774
  Luxury resort operations                                      4,934       (2,036)       3,903
  Predecessor assets                                            1,854       (3,553)      11,574
                                                            ---------    ---------    ---------
                                                               13,048       (4,573)      24,251

  Unallocated revenues and (expenses):
   Other operating revenues                                     6,017        3,011        4,919
   Interest revenues                                            4,937        6,018        6,295
   Inventory valuation reserves                                  (195)     (14,457)     (12,283)
   Selling expense                                             (6,510)      (8,502)     (13,525)
   Operating expenses                                          (2,010)      (1,505)      (1,986)
   Real estate costs                                           (9,598)     (14,984)     (19,384)
   General and administrative expense                          (9,908)     (12,297)     (12,410)
   Cost of borrowing, net of amounts capitalized               (4,375)     (12,222)     (13,430)
   Other expense                                                 (853)      (1,463)        (512)
   Other income (expense):
    Reorganization reserves
     Utility trust accounts                                     3,666            -       11,859
     Utility connection reserve                                 1,063        1,063        4,097
     Contracts receivable termination refunds                     104          706         (112)
     Cancellation of Notes                                      8,549            -            -
     Other reorganization reserves                                  -        1,761        2,246
    Utility Condemnation                                            -            -        4,122
    Land mortgages receivable valuation discount                 (184)         (92)       1,020
    Miscellaneous                                                 (78)        (810)       2,282
                                                            ---------    ---------    ---------
   Income (loss) before extraordinary items                 $   3,673    $ (58,346)   $ (12,551)
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

                  On the closing date, the Revolving Lenders delivered to the trustee for Atlantic Gulf's $7.5 million of cash collateral to secure the payment, when presented, of up to $7.5 million of the 13%

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Notes. The cash collateral, which is treated as a letter of credit guarantee, is deemed to be part of the New Revolving Loan Facility.

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

                           -- Atlantic Gulf issued a $1 million promissory note to Apollo (the "$1 Million Note"). The $1 Million Note will mature on February 1, 2002, and provides for payments of interest only at the rate of ten percent (10%) per annum (fifteen percent (15%) per annum upon the occurrence and

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                    continuation   of  an  event  of   default),
                                    monthly in arrears. Atlantic Gulf has the obligation, under certain circumstances, to prepay seventy five percent (75%) of the original principal amount of the $ 1 Million Note by conveying a 20% net profits interest in a specified project to Apollo.

                                    The $850,000 Note and $1 Million Note, both of which are secured by certain Company assets, are together referred to herein as the "Notes".

                           --       Atlantic  Gulf  issued   500,000  shares  of
                                    Common  Stock  to  Apollo  (the  "Additional
                                    Shares").

                  - Apollo and Atlantic Gulf entered into amendments to the Secured Agreement and Investment Agreement to (a) conform such agreements to the terms and conditions of the New Senior Loan Agreements, (b) reflect the terms of the Apollo Notes, (c) delete all SP Subsidiary provisions, (d) include the Additional
                           Shares as Registrable Securities and make all of Apollo's Registrable Securities, Warrants and Notes freely transferable (subject to the requirements of the applicable securities laws) and (e) make certain other, technical conforming changes.

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

                  (c) CARY GLEN PROJECT. On February 8, 1999, Panther Creek Corp., a wholly-owned subsidiary of the Company (the "Developer"), was terminated for cause by Panther Creek-Raleigh

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Limited Partnership (the "Owner"), as the developer of the Cary Glen Project located in Cary, North Carolina, for purported delays in the development schedule and sales program. Furthermore, on February 26, 1999, the Owner demanded that the Developer and the Company pay to the Owner approximately $5.5 million for alleged future potential project cost overruns pursuant to the Hearthstone Master Form Acquisition and Development Agreement between the Owner and the Developer and the Guaranty Agreement given by the Company. The Company disputes whether
         (1) the termination was a proper termination for cause, (2) the Developer is liable for cost overruns not incurred to date and (3) the Owner correctly calculated the projected cost overruns. No lawsuit has been filed at this time, and the Company continues to pursue a resolution of this matter. In the event litigation is filed by the Owner, the Company will assert certain defenses and counterclaims against the Owner and will otherwise vigorously defend the claims asserted against it and the Developer.

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

                                                          Amounts
                                         Balance at  Charged (Credited)                 Balance at
                                         Beginning      to Results of                     End of
                                         of Period       Operations      Deductions(2)    Period
                                         ---------       ----------      -------------    ------
Description
-----------
YEAR ENDED DECEMBER 31, 1996:
Predecessor Homesite Contract
  Receivables reserves                    $4,353          $(1,300)          $  923        $2,130
Other receivable reserves (1)              3,806             (784)             290         2,732
                                          ------          -------           ------        ------
Total                                     $8,159          $(2,084)          $1,213        $4,862
                                          ======          =======           ======        ======

YEAR ENDED DECEMBER 31, 1997:
Predecessor Homesite Contract
  Receivables reserves                    $2,130          $  (826)          $  293        $1,011
Other receivable reserves (1)              2,732              440              589         2,583
                                          ------          -------           ------        ------
Total                                     $4,862          $  (386)          $  882        $3,594
                                          ======          =======           ======        ======

YEAR ENDED DECEMBER 31, 1998:
Predecessor Homesite Contract
   Receivables reserves                   $1,011          $  (467)          $  141        $  403
Other reasonable reserves (1)              2,583               --            1,746           837
                                          ------          -------           ------        ------
Total                                     $3,594          $  (467)          $1,887        $1,240
                                          ======          =======           ======        ======

---------------

(1)      Reserves are a deduction from mortgages, notes and other receivables.
(2) Deductions represents amounts charged to reserves resulting from the cancellation, write-off, sale or other disposition of the related receivables.