Form 10-Q
period 1999-03-31
ATLANTIC GULF COMMUNITIES CORP
filed 1999-05-17
CIK 771934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                         Commission file number: 1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                            59-0720444
       (State or jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)


          2601 SOUTH BAYSHORE DRIVE                 33133-5461
               MIAMI, FLORIDA                       (Zip Code)
   (Address of principal executive offices)

                                 (305) 859-4000
              (Registrant's telephone number, including area code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X]  Yes   [ ]  No


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest date practicable:


There were 12,639,733 shares of the Registrant's common stock, $.10 par value per share, outstanding as of May 13, 1999.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 1999, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING CERTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN PRIMARY MARKETS IN FLORIDA, OTHER PRIMARY MARKETS IN THE SOUTHEASTERN UNITED STATES AND LUXURY/RESORT MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN PRIMARY MARKETS IN FLORIDA, OTHER PRIMARY MARKETS IN THE SOUTHEASTERN UNITED STATES AND LUXURY/RESORT MARKETS; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE.


                                           TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 ..........  2

                  Consolidated Statements of Operations for the Three Months Ended March 31,
                  1999 and 1998 ...................................................................  3

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                  1999 and 1998 ...................................................................  4

                  Notes to Consolidated Financial Statements ......................................  5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ...................................................................  8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ............................................................... 17

         Item 2.  Changes in Securities ........................................................... 17

         Item 3.  Defaults Upon Senior Securities ................................................. 18

         Item 4.  Submission of Matters to a Vote of Security Holders ............................. 18

         Item 5.  Other Information ............................................................... 18

         Item 6.  Exhibits and Reports on Form 8-K ................................................ 19

SIGNATURES ........................................................................................ 20

UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE, ALL REFERENCES HEREIN TO (1) "ATLANTIC GULF" REFER SOLELY TO ATLANTIC GULF COMMUNITIES CORPORATION AND (2) THE "COMPANY" INCLUDE ATLANTIC GULF AND ITS DIRECT AND INDIRECT WHOLLY OWNED SUBSIDIARIES.


PART I.      FINANCIAL INFORMATION





             [THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY.]

ITEM 1.      FINANCIAL STATEMENTS

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
               (in thousands, except share amounts and par value)


                                                                                     March 31,    December 31,
                                                                                   -----------    -----------
                                                                                       1999           1998
         ASSETS                                                                    (unaudited)
Cash and cash equivalents                                                          $     7,743    $     9,413
Restricted cash and cash equivalents                                                     1,078          1,041
Contract receivables, net                                                                3,651          4,109
Mortgages, notes and other receivables, net                                             27,387         29,273
Land and residential inventory                                                         170,365        166,870
Property, plant and equipment, net                                                       3,895          3,950
Other assets, net                                                                       19,406         15,150
                                                                                   -----------    -----------
Total assets                                                                       $   233,525    $   229,806
                                                                                   ===========    ===========
         LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued liabilities                                           $    15,400    $    17,533
Other liabilities                                                                       15,922          8,207
Notes and mortgages payable                                                            155,220        151,805
                                                                                   -----------    -----------
Total liabilities                                                                      186,542        177,545
                                                                                   -----------    -----------

Redeemable Preferred Stock
     Series A, 20%, $.01 par value, 2,500,000 shares authorized;
     2,500,000 shares issued and outstanding,  having a liquidation preference of $34,342 and $32,706, as of March 31, 1999
     and December 31, 1998, respectively                                                32,251         30,403

     Series B, 20%, $.01 par value; 2,000,000 shares authorized;
     2,000,000 shares issued and outstanding, having a liquidation preference of $27,194 and $25,899 as of March 31, 1999
     and December 31, 1998, respectively                                                25,844         24,417
                                                                                   -----------    -----------
                                                                                        58,095         54,820
                                                                                   -----------    -----------
Commitments and Contingencies

Common stockholders' (deficit) equity
     Common stock, $.10 par value, 70,000,000 shares authorized;
        12,753,354 and 11,933,359 shares issued as of
        March 31, 1999 and December 31, 1998, respectively                               1,275          1,193
     Contributed capital                                                               113,087        117,994
     Accumulated deficit                                                              (119,107)      (115,379)
     Accumulated other comprehensive loss                                               (6,351)        (6,351)
     Treasury stock, 158,536 shares, at cost                                               (16)           (16)
                                                                                   -----------    -----------

Total common stockholders' (deficit) equity                                            (11,112)        (2,559)
                                                                                   -----------    -----------
Total liabilities and common stockholders' (deficit) equity                        $   233,525    $   229,806
                                                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 1999 and 1998
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
Revenues:                                                 1999        1998
                                                        --------    --------
  Real estate sales:
       Homesite                                         $  7,642    $  3,431
       Commercial                                          5,318       5,541
       Vertical Residential Units                              -           -
                                                        --------    --------
    Total real estate sales                               12,960       8,972
   Other operating revenue                                 2,259       1,025
   Interest income                                           881       1,367
                                                        --------    --------
       Total revenues                                     16,100      11,364
                                                        --------    --------
Costs and expenses:
    Cost of real estate sales:
       Homesite                                            6,887       3,007
       Commercial                                          3,903       5,482
       Vertical Residential Units                              -           -
                                                        --------    --------
     Total cost of real estate sales                      10,790       8,489
   Selling expense                                         1,833       1,252
   Operating expense                                         377         302
   Real estate costs                                       1,737       1,799
   General and administrative expense                      3,653       2,009
   Cost of borrowing, net of amounts capitalized           1,787       1,382
   Other expense                                             190         405
                                                        --------    --------
       Total costs and expenses                           20,367      15,638
                                                        --------    --------
Operating loss                                            (4,267)     (4,274)
                                                        --------    --------
Other income (expense):
   Reorganization items                                      539         514
   Miscellaneous                                              -        (189)
                                                        --------    --------
Total other income (expense)                                 539         325
                                                        --------    --------

Net loss                                                  (3,728)     (3,949)
                                                        --------    --------
Less:
   Accrued preferred stock dividends                       2,931       2,329
   Accretion of preferred stock to redemption amount         344         318
   Modification of preferred stock security interest       2,380           -
                                                        --------    --------
                                                           5,655       2,647
                                                        --------    --------
Net loss applicable to common stock                     $ (9,383)   $ (6,596)
                                                        ========    ========

Basic and diluted net loss per common share             $  ( .77)    $ ( .57)
                                                        ========    ========
Weighted average common shares outstanding                12,163      11,529
                                                        ========    ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                            (in thousands of dollars)
                                   (unaudited)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                --------------------
                                                                                  1999        1998
                                                                                --------    --------
Cash flows from operating activities:
  Net loss                                                                      $ (3,728)   $ (3,949)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                   796       1,032
     Other (income) expense                                                           30         (75)
     Reorganization items                                                              -          51
     Other net changes in assets and liabilities:
       Restricted cash                                                               (37)        334
       Receivables                                                                 2,314       1,164
       Land and residential inventory                                             (3,495)      1,368
       Other assets                                                               (4,256)       (321)
       Accounts payable and accrued liabilities                                   (2,133)     (5,361)
       Other liabilities                                                             252        (393)
                                                                                --------    --------
             Net cash used in operating activities                               (10,257)     (6,150)
                                                                                --------    --------

Cash flow from investing activities:
  Additions to property, plant and equipment, net                                   (117)       (307)
                                                                                --------    --------
             Net cash used in investing activities                                  (117)       (307)
                                                                                --------    --------
Cash flows from financing activities:
  Borrowings under credit agreements                                              81,838       6,080
  Repayments under credit agreements                                             (73,434)     (6,276)
  Proceeds from issuance of common stock                                             300           -
  Proceeds from issuance of preferred stock                                            -       1,735
                                                                                --------    --------
             Net cash provided by financing activities                             8,704       1,539
                                                                                --------    --------

Decrease in cash and cash equivalents                                             (1,670)     (4,918)
Cash and cash equivalents at beginning of period                                   9,413       9,188
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $  7,743    $  4,270
                                                                                ========    ========

Supplemental cash flow information:
  Interest payments, net of amounts capitalized                                 $  1,328    $  5,302
                                                                                ========    ========
  Reorganization item payments                                                  $      -    $     51
                                                                                ========    ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)

(1) The March 31, 1999 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 1999 ("1998 Form 10-K"). Certain prior year amounts have been reclassified to conform with the 1999 presentation.

(2) Net income (loss) per share of common stock, $.10 par value per share, of the Company ("Common Stock"), is computed by (a) deducting accrued preferred stock dividends and the accretion of preferred stock to redemption amount from net income (loss) to determine net income (loss) applicable to common stock and (b) then dividing net income (loss) applicable to common stock by the weighted average number of shares of Common Stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $4,154,000 and $3,014,000 for the three months ended March 31, 1999 and 1998, respectively.

(4) Earned revenue is based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage is then applied to the expected revenue associated with units that have been sold to date. Revenue from the sale of land is recognized when all the criteria for sales pursuant to SFAS 66, ACCOUNTING FOR SALES OF REAL ESTATE, have been met.

(5) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued to its Non-Employee Directors 30,000 shares of Common Stock at a price of $0.75 per share for the first quarter of 1999.

(6) The Company and AP-AGC, LLC, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), are parties to that certain Investment Agreement, as amended (the "Investment Agreement"), pursuant to which Apollo agreed to purchase, subject to certain conditions, (a) 2.5 million shares of 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and (b) warrants to purchase up to 5 million shares of Common Stock (the "Investor Warrants"), for an aggregate purchase price of $25 million (the "Apollo Transaction"). As of December 31, 1998, Apollo had purchased (A) 2.5 million shares of Series A Preferred Stock for $24.7 million ($9.88 per share) and (B) Investor Warrants to acquire up to 5 million shares of Common Stock for $0.3 million ($.06 per Investor Warrant share).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)

(7) Redeemable preferred stock (which includes the Series A Preferred Stock and the 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock")) consisted of the following at March 31, 1999 and December 31, 1998 (in thousands of dollars):

                                                                  March 31,   December 31,
                                                                    1999         1998
                                                                    ----         ----
         SERIES A PREFERRED STOCK
         Gross proceeds                                           $ 25,000    $ 25,000
         Accrued dividends                                           9,342       7,706
                                                                  --------    --------
         Liquidation Preference amount                              34,342      32,706
         Less issue costs                                           (3,104)     (3,104)
         Less warrants purchased                                      (300)       (300)
         Plus accretion of preferred stock to redemption amount      1,313       1,101
                                                                  --------    --------
                                                                    32,251      30,403
                                                                  --------    --------

         SERIES B PREFERRED STOCK
         Private Placement  6/24/97
          Gross proceeds                                            10,000      10,000
          Accrued dividends                                          4,126       3,453
                                                                  --------    --------
          Liquidation Preference amount                             14,126      13,453
          Less issue costs                                            (950)       (950)
          Less warrants purchased                                     (120)       (120)
          Plus accretion of preferred stock to redemption amount       434         369
                                                                  --------    --------
                                                                    13,490      12,752
                                                                  --------    --------
         Rights Offering 11/19/97
          Gross proceeds                                            10,000      10,000
          Accrued dividends                                          3,068       2,446
                                                                  --------    --------
          Liquidation Preference amount                             13,068      12,446
          Less issue costs                                            (950)       (950)
          Less warrants purchased                                     (120)       (120)
          Plus accretion of preferred stock to redemption amount       356         289
                                                                  --------    --------
                                                                    12,354      11,665
                                                                  --------    --------
         Total Series B                                             25,844      24,417
                                                                  --------    --------

         Total redeemable preferred stock                         $ 58,095    $ 54,820
                                                                  ========    ========


(8) During the first three months of 1999 and 1998, comprehensive loss consisted only of the net losses for those periods.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)

(9)      Segment Reporting


         Three Months Ended March 31, 1999

                                          Primary        Luxury
                                           Market         Resort      Predecessor
                                         Operations     Operations       Assets        Other          Total
                                        --------------------------------------------------------------------

Total Revenues                          $      9,324  $       1,749  $       1,887   $     3,140  $   16,100
                                        ============  =============  =============   =======================

Gross Profit                            $      1,641  $         308  $         221   $         -  $    2,170
                                        ============  =============  =============   ===========
Unallocated revenues and (expenses)                                                                   (5,898)
                                                                                                  ----------

Net Loss                                                                                          $   (3,728)
                                                                                                  ==========



         Three Months Ended March 31, 1998


                                          Primary        Luxury
                                           Market         Resort      Predecessor
                                         Operations     Operations       Assets        Other          Total
                                        --------------------------------------------------------------------

Total Revenues                          $      2,535  $           -  $       6,437   $     2,392  $   11,364
                                        ============  =============  =============   =======================

Gross Profit                            $        388  $           -  $          95   $         -  $      483
                                        ============  =============  =============   ===========
Unallocated revenues and (expenses)                                                                   (4,432)
                                                                                                  ----------

Net Loss                                                                                          $   (3,949)
                                                                                                  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CURRENT BUSINESS

         The Company is a Florida-based, planned community development and asset management company. The Company's CORE BUSINESS consists of:

         - PRIMARY MARKET OPERATIONS, consisting of the acquisition, development and sale of real estate projects ("PRIMARY PROJECTS") containing residential homesite components such as single-family lots, multi-family lots/units and residential tract sales ("HOMESITES") and/or non-residential components such as commercial, industrial, office and institutional ("COMMERCIAL DEVELOPMENT") in primary markets in Florida and other selected primary markets in the southeastern United States ("PRIMARY MARKETS").

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

         As of March 31, 1999, the Company (1) owned outright, or had ownership interests in, 11 Core Projects, consisting of seven Primary Projects and four Luxury/Resort Projects and (2) had five additional planned Primary Projects under control. The 11 existing Core Projects and five planned Primary Projects are referred to as the Company's "CORE DEVELOPMENT PORTFOLIO."

         The Company also is engaged in the orderly disposition of scattered PREDECESSOR HOMESITES (as defined below) and PREDECESSOR TRACTS (as defined below) located in secondary markets in Florida and Tennessee (collectively, "PREDECESSOR ASSETS"). As discussed below, the continuing disposition of Predecessor Assets is a run-off business and not part of the Company's Core Business.

CORE BUSINESS

         GENERAL. The Company's Core Business consists of three principal business lines, (1) development of Primary Projects, (2) development of Luxury/Resort Projects and (3) Other Operations, principally including Environmental Services and Receivables Portfolio Management.

         PRIMARY PROJECTS. As of March 31, 1999, the Company was engaged in the acquisition, development and sale of Primary Projects in Florida, North Carolina, Georgia and Texas. See PART I, ITEM 1. BUSINESS - CORE BUSINESS -- PRIMARY PROJECTS of the 1998 Amended Form 10-K for more information concerning these Projects, including the scope and location of each Project.

                  REMAINING UNSOLD LOTS/UNITS/ACRES IN THE PRIMARY PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Primary Projects, by Project, as of March 31, 1999:

                                      -----------------------------------------------------------------------------------
                                                   REMAINING UNSOLD LOTS/UNITS/ACRES AS OF MARCH 31, 1999(1)
                                      -----------------------------------------------------------------------------------
                                                  SINGLE FAMILY                MULTI-FAMILY              COMMERCIAL
                                      -----------------------------------------------------------------------------------
                                               TOTAL       TOTAL           TOTAL       TOTAL           TOTAL    TOTAL
                                               LOTS       ENTITLED(2)      UNITS      ENTITLED(2)      ACRES   ENTITLED(2)
                                      -----------------------------------------------------------------------------------
OWNED PROPERTIES
Lakeside Estates ..................             488           488             -             -             -             -
Saxon Woods .......................             375           375             -             -             -             -
West Meadows ......................             739           739             -             -             -             -
The Trails of West Frisco .........           1,451         1,451             -             -             -             -
                                      -----------------------------------------------------------------------------------
SUBTOTAL OWNED PROPERTIES                     3,053         3,053             -             -             -             -
                                      -----------------------------------------------------------------------------------

JOINT VENTURE PROPERTIES
Sunset Lakes ......................           1,226         1,226             -             -             -             -
Falcon Trace ......................             631           631             -             -             -             -
Cary Glen .........................             852           852           257           257             -             -
                                      -----------------------------------------------------------------------------------
SUBTOTAL JOINT VENTURE PROPERTIES             2,709         2,709           257           257             -             -
                                      -----------------------------------------------------------------------------------

CONTROLLED PROPERTIES (3)
Anneewakee Falls (4) ..............           1,200             -             -             -             -             -
Grand Oaks ........................           1,282             -             -             -             -             -
Rayland ...........................           3,766             -           534             -            75             -
Orlando Naval Training Center .....             911             -         2,129             -           131             -
Harbor Bay ........................           1,371             -           410             -            44             -
                                      -----------------------------------------------------------------------------------
SUBTOTAL CONTROLLED PROPERTIES ....           8,530             -         3,073             -           250             -
                                      -----------------------------------------------------------------------------------
TOTAL ALL PROPERTIES ..............          14,292         5,762         3,330           257           250             -
                                      -----------------------------------------------------------------------------------

(1) Varying from project to project, unsold units are developed, under development or to be developed in the future. The change in remaining unsold lots/units/acres from December 31, 1998 is a result of sales activity and any modifications made to the scope of the Project during the intervening period.
(2) "Entitled" means having the necessary discretionary local, state, and federal government approvals and permits to proceed with development.

(3) The Company does not currently own these Projects, but has entered into contractual relationships (i.e., purchase agreements with customary conditions precedent, option agreements, joint venture arrangements, other similar arrangements, etc.) to acquire them. There can be no assurance the Company will actually acquire these properties.
(4) This Project is located in Georgia, southwest of Atlanta in Douglas County. The Company controls this Project through a purchase contract executed on February 19, 1999.

         LUXURY/RESORT PROJECTS. The Company also is engaged in the acquisition, development and sale of master planned Luxury/Resort Projects in Luxury/Resort Markets in Florida and Colorado. See PART I, ITEM 1. BUSINESS - CORE BUSINESS -- LUXURY/RESORT PROJECTS of the 1998 Amended Form 10-K for more information concerning these Projects, including the scope and location of each Project.

                  REMAINING UNSOLD LOTS/UNITS/ACRES IN THE LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Luxury/Resort Projects, by Project, as of March 31, 1999:

                                 ----------------------------------------------------------------------------------------------
                                                     REMAINING UNSOLD LOTS/UNITS/ACRES AT MARCH 31, 1999(1)
                                 ----------------------------------------------------------------------------------------------
                                                                   VERTICAL RESIDENTIAL UNITS
                                        HOMESITES   ---------------------------------------------------------     COMMERCIAL
                                      SINGLE FAMILY     SINGLE FAMILY      MULTI-FAMILY     TIMESHARE CABINS      DEVELOPMENT
                                 ----------------------------------------------------------------------------------------------
                                     TOTAL     TOTAL    TOTAL    TOTAL    TOTAL    TOTAL     TOTAL     TOTAL     TOTAL  TOTAL
                                      LOTS    ENTITLED  UNITS   ENTITLED  UNITS   ENTITLED   UNITS   ENTITLED    ACRES ENTITLED
                                 ----------------------------------------------------------------------------------------------
     OWNED PROPERTIES
     West Bay Club .............       396       396      81        81     597       597        -          -       12        12
     Spring Valley Ranch .......       372         -       -         -      50         -       75          -        -         -
     Riverwalk Tower ...........         -         -       -         -     375       375        -          -        -         -
                                 ----------------------------------------------------------------------------------------------
     SUBTOTAL OWNED PROPERTIES .       768       396      81        81   1,022       972       75          -       12        12
                                 ----------------------------------------------------------------------------------------------

     JOINT VENTURE PROPERTIES
     Jupiter Ocean Grande ......         -         -       -         -     154       154        -          -        -         -
                                 ----------------------------------------------------------------------------------------------
     TOTAL ALL PROPERTIES ......       768       396      81        81   1,176     1,126       75          -       12        12
                                 ----------------------------------------------------------------------------------------------

(1) Varying from Project to Project, unsold units are developed, under development or to be developed in the future. The change in remaining unsold lots/units/acres from December 31, 1998 is a result of sales activity and any modifications made to the scope of the Project during the intervening period.


         OTHER OPERATIONS

                  ENVIRONMENTAL SERVICES. EQ Lab, a wholly owned subsidiary of the Company, is a full service ecological consulting firm and laboratory. EQ Lab recorded approximately $360,000 and $448,000 of total revenues in 1999 and 1998, respectively. Revenues from unaffiliated parties totaled approximately $232,000 and $378,000 in 1999 and 1998, respectively.

                  RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "CONTRACT RECEIVABLES") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "MORTGAGE RECEIVABLES," which, together with the Contract Receivables, are collectively referred to as the "RECEIVABLES PORTFOLIO"). As of March 31, 1999, the portfolio of Contract Receivables had a net book value of $3.7 million, and the portfolio of Mortgage Receivables had a net book value of $27.4 million.

PREDECESSOR ASSETS

         The following table summarizes the Company's Predecessor Homesite Inventory by secondary market area as of March 31, 1999:

                                             PREDECESSOR HOMESITE INVENTORY


                                                            Other                                              Total
                                         Standard         Developed         Buildable           Other       Predecessor
           Market Area                   Buildable          Lots            Reserved         Restricted      Homesites
           ------------------------------------------------------------------------------------------------------------

           North Port                       3,594                9                47                131           3,781
           Port Charlotte                     753               71             1,614                362           2,800
           Port St. Lucie                     203               27               318                 63             611
           Port Malabar                       159                4             1,765              1,541           3,469
           Port Labelle                        67                -                23              1,724           1,814
           Sabal Trace                          -                -                 -                  -               -
           Silver Springs Shores            2,393               85               226                280           2,984
           Cumberland Cove                    221                -                 -                  8             229
           Other                               47                -                30                  6              83
                                     ----------------------------------------------------------------------------------
           Total                            7,437              196             4,023              4,115          15,771
                                     ==================================================================================


         The following table summarizes the Company's Predecessor Commercial Development Inventory by secondary market area as of March 31, 1999:

                 PREDECESSOR COMMERCIAL DEVELOPMENT INVENTORY


                                                        Total
             Market Area                                Acres
             -----------------------------------------------------

             North Port                                  572
             Port Charlotte                            1,419
             Port St. Lucie                              322
             Port Malabar                                911
             Port Labelle                                804
             Silver Springs Shores                        36
             Cumberland Cove                             685
             Other                                        39
                                                   ---------------
             Total                                     4,788
                                                   ===============

         The decrease in inventory from December 31, 1998 is primarily a result of sales activity during the intervening period in accordance with the Company's plan of disposal of Predecessor Assets. See PART I, ITEM 1. BUSINESS - PREDECESSOR ASSETS of the 1998 Amended Form 10-K for information concerning the Predecessor Homesite and Predecessor Commercial Development Inventory.

RESULTS OF OPERATIONS

                       COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         The  Company's   results  of  operations  for  its  Core  Business  and
Predecessor  Assets  for the three  months  ended  March  31,  1999 and 1998 are summarized below:

                                COMBINING RESULTS OF REAL ESTATE OPERATIONS
                                     Three Months Ended March 31, 1999
                                              (in thousands)



                                                     Primary           Luxury/
                                                     Market             Resort        Predecessor
                                                     Operations       Operations      Assets        Total
                                                     -----------------------------------------------------
Revenues:
   Real estate sales
      Homesite ...................................      $ 4,824        $ 1,749          $ 1,069    $ 7,642
      Commercial .................................        4,500              -              818      5,318
      Vertical Residential Units .................            -              -                -          -
                                                     -----------------------------------------------------
   Total real estate sales .......................        9,324          1,749            1,887     12,960
Costs and expenses:
   Cost of real estate sales
      Homesite ...................................        4,444          1,441            1,002      6,887
      Commercial .................................        3,239              -              664      3,903
      Vertical Residential Units .................            -              -                -          -
                                                     -----------------------------------------------------
Total cost of real estate sales ..................        7,683          1,441            1,666     10,790
                                                     -----------------------------------------------------

Gross margin real estate sales ...................      $ 1,641        $   308          $   221    $ 2,170
                                                     =====================================================

Results of Joint Venture Operations(1) ...........      $  (75)        $ (115)          $     -    $  (190)
                                                     =====================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.

                              COMBINING RESULTS OF REAL ESTATE OPERATIONS
                                   Three Months Ended March 31, 1998
                                            (in thousands)


                                                  Primary            Luxury
                                                  Market             Resort       Predecessor
                                                  Operations       Operations     Assets         Total
                                                  ----------------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................         $  2,535         $     -         $   896   $ 3,431
      Commercial ..........................                -               -           5,541     5,541
      Vertical Residential Units ..........                -               -               -         -
                                                  ----------------------------------------------------
   Total real estate sales ................            2,535               -           6,437     8,972
Costs and expenses:
   Cost of real estate sales
      Homesite ............................            2,147               -             860     3,007
      Commercial ..........................                -               -           5,482     5,482
      Vertical Residential Units ..........                -               -               -         -
                                                  ----------------------------------------------------
Total cost of real estate sales ...........            2,147               -           6,342     8,489
                                                  ----------------------------------------------------

Gross margin real estate sales ............          $   388          $    -          $   95   $   483
                                                  ====================================================

Results of Joint Venture Operations(1) ....          $  (174)         $ (115)         $    -   $  (289)
                                                  ====================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.


         OVERVIEW. The Company reported a net loss applicable to Common Stock of $9.4 million in the first quarter of 1999 compared to a net loss of $6.6 million applicable to Common Stock in the first quarter of 1998. The increase in the net loss of $2.8 million was primarily due to (1) a $1.6 million increase in general and administrative expenses, (2) an increase in preferred stock charges of $3.0 million, (3) an increase in selling expenses of $581,000 and (4) a decrease in interest income of $486,000, partially offset by (5) a $1.7 million increase in gross margin on real estate sales and (6) a $1.2 million increase in other operating revenue.

         PRIMARY MARKET OPERATIONS.

                  HOMESITES. Net margins from Homesite sales in the first quarter of 1999 were comparable to the first quarter of 1998. Revenues from Homesite sales increased $2.3 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to sales at The Trails of West Frisco Project. There were no sales at The Trails of West Frisco Project in the first three months of 1998. The Homesite sales gross margin percentage was 7.9% in the first quarter of 1999 compared to 15.3% in the first quarter of 1998. The lower gross margin percentage on Homesite sales in the first quarter of 1999 was primarily due to a decline in the gross margin associated with the Lakeside Estates Project of 11.8% on comparable prior year sales due to an increase in the estimated cost to complete the project.

         As of March 31, 1999, the Company had under contract approximately 648 Homesites for $19.8 million with 11 homebuilders in the Lakeside Estates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project. As of March 31, 1998, the Company had under contract approximately 889 Homesites for $25.7 million with 13 homebuilders in the Lakeside Estates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project.

                  COMMERCIAL DEVELOPMENT. Commercial Development revenues were $4.5 million in the first quarter of 1999 with no comparable sales in the first quarter of 1998. In January 1999, the Company sold and closed a $4.5 million tract sale in the West Meadows Project.

                  JOINT VENTURES. Results of Joint Ventures increased by $99,000 in the first quarter of 1999 compared to the first quarter of 1998. This was primarily due to a gain on the sale of the Country Lakes JV Venture interest. As of March 31, 1999 and 1998, the Company's JV Projects had 1,322 and 4,445 Homesites under contract, respectively, totaling approximately $63.7 million and $80.0 million, respectively, in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

         LUXURY/RESORT OPERATIONS.

                  HOMESITES. During the first quarter of 1999, initial Homesite sales occurred in the West Bay Club Project. Because the project was still under initial development at the time, there were no comparable sales in the first quarter of 1998.

         As of March 31, 1999, the Company had under contract approximately 13 Homesites for $3.1 million with 7 homebuilders in the West Bay Club Project. There were no pending sales contracts at the project as of March 31, 1998.

                  JOINT VENTURES. Results of Joint Ventures in the first quarter of 1999 were comparable to the first quarter of 1998. The joint venture losses relate to the Jupiter Ocean Grande Project.

         PREDECESSOR ASSETS.

                  PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales increased $174,000 in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the sale of 75 Predecessor Homesites in the Sable Trace Project. There were no sales at this project in the first quarter of 1998. A comparable number of other Predecessor Homesites were sold in the first quarter of 1999 compared to the first quarter of 1998. The Predecessor Homesite sales gross margin percentage of 6.3% in the first quarter of 1999 compared to 4.0% in the first quarter of 1998 is consistent with the Company's accelerated plan of disposal of its Predecessor Assets.

         As of March 31, 1999, the Company had under contract approximately 111 Predecessor Homesites for $958,000, including nine commercial lots allocated to Predecessor Homesites for $449,000. As of March 31, 1998, the Company had under contract approximately 215 Predecessor Homesites for $633,000.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased $4.7 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to fewer sales from a declining inventory balance. As of March 31, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $901,000. As of March 31, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $14.4 million.

         The 18.8% gross margin percentage for Predecessor Tract sales in the first quarter of 1999 is due to significantly fewer sales on more profitable terms. The first quarter 1998 gross margin percentage of 1.1% is generally more consistent with the accelerated plan of disposal of Predecessor Assets.

         OTHER RESULTS OF OPERATIONS.

                  OTHER OPERATING REVENUE. Other operating revenue increased by $1.2 million in the first quarter of 1999 compared to the first quarter of 1998. This increase was due to the collection of our remaining management fee in connection with the sale of the Country Lakes joint venture.

                  INTEREST INCOME. Interest income decreased by $486,000 in the first quarter of 1999 compared to the first quarter of 1998. This decrease corresponds to a reduction in the outstanding amount of Contract Receivables and Mortgage Receivables due to principal collections on these portfolios during the intervening period.

                  SELLING EXPENSES. Selling expenses increased $581,000 in the first quarter of 1999 compared to the first quarter of 1998 due to increased real estate sales in the first quarter of 1999 compared to the first quarter of 1998. The ratio of selling expense as a percentage of real estate sales was comparable in the first quarters of 1999 and 1998.

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.6 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to (1) expenses of the Special Committee of the Board of Directors associated with the Company's strategic alternatives initiative, including the retention of BT Alex. Brown, (2) certain severance expenses and (3) employee bonuses, including the stock component of bonuses issued to certain executives effective March 15, 1999.

                  COSTS OF BORROWING NET OF CAPITALIZED INTEREST. Costs of borrowing net of capitalized interest, increased by $405,000 in the first quarter of 1999 compared to the first quarter of 1998. While notes, mortgages and capital leases increased in the first quarter of 1999 compared to the first quarter of 1998, the increase in indebtedness primarily related to projects on which the interest is capitalized. Thus, the increase in expense is primarily due to an increase in the interest rate on the non-capitalized portion of the corporate debt outstanding. The increase in rate is due primarily to (1) the New Senior Loan Facilities, which are interest bearing, which refinanced $39.5 million of Cash Flow Notes which were non-interest bearing, combined with (2) a higher overall interest rate and (3) the amortization of loan fees over the short duration of New Senior Loan Facilities. See LIQUIDITY AND CAPITAL RESOURCES below.

                  PREFERRED STOCK CHARGES. During the first quarter of 1999, the Company recorded a $2.9 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated but unpaid as of March 31, 1999. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $344,000 of the value of its Preferred Stock to the redemption amount in the first quarter of 1999. In connection with the closing of the New Senior Loan Facilities in February 1999, the Company issued notes totaling $1.85 million and 500,000 shares of common stock at a price of $1.061 per share to AP-AGC, LLC ("Apollo") in exchange for Apollo's (a) consent to the Company entering into the New Senior Loan Facilities and agreement to subordinate its collateral interest in certain of the Company's assets, (b) agreement to certain amendments to the Secured Agreement and Investment Agreement and (c) agreement to enter into the new Intercreditor Agreement with the lenders party to the New Senior Loan Facilities. The total value of the consideration paid to Apollo was $2.4 million. The total of approximately $5.7 million of preferred stock charges was charged to contributed capital in the accompanying March 31, 1999 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. As of March 31, 1999, the Company's (1) cash and cash equivalents totaled approximately $7.7 million and (2) restricted cash and cash equivalents totaled $1.1 million, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and (c) various other escrow accounts. Of the $1.7 million decrease in cash and cash equivalents during the first quarter of 1999,
(i) $10.3 million was used in operating activities and (ii) $117,000 was used in investing activities, partially offset by (iii) $8.7 million provided by financing activities.

         Cash used in operating activities included approximately (1) $4.4 million for interest payments, (2) $3.0 million for property tax payments, (3) $11.4 million for construction and development expenditures and (4) $4.9 million of fees associated with the Company's refinancing efforts. Cash used in operating activities was offset in part by net cash generated from real estate sales and other operations.

         Cash used in investing activities consisted of $117,000 of property, plant and equipment additions.

         Cash provided by financing activities consisted primarily of borrowings of $8.4 million under various project financings and the New Senior Loan Facilities, which were funded on February 2, 1999. The remaining $300,000 was provided by stock purchases in connection with certain executive compensation bonuses.

         NEW SENIOR LOAN FACILITIES. Dated as of December 31, 1998, effective on February 2, 1999, Atlantic Gulf closed on its $39.5 million New Revolving Loan Facility and its $26.5 million New Term Loan Facility (collectively, the "NEW SENIOR LOAN FACILITIES"). The New Revolving Loan Facility had a $4.0 million mandatory reduction which was met by the refinancing of the West Frisco Project under the Anglo American Facility discussed below.

         Amounts outstanding (1) under the New Revolving Loan Facility bear interest at a fixed rate equal to 11% per annum and (2) under the New Term Loan Facility bear interest at a fixed rate equal to 15% per annum. As of March 31, 1999, the Company had outstanding (a) $28.0 million under its New Revolving Loan Facility and (b) $26.5 million under its New Term Loan Facility.

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

         OTHER MATERIAL OBLIGATIONS COMING DUE IN 1999. During 1999, (1) the commitment under the New Revolving Loan Facility will decline by $1.0 million on May 31, 1999 and (2) the Anglo American Facility will mature on December 31, 1999. If the outstanding principal balance under the New Revolving Loan Facility exceeds the outstanding commitment following the commitment reduction on May 31, 1999, the Company will immediately be obligated to pay the outstanding amount down to the amount of the reduced commitment.

          In addition to the aforementioned reduction in the commitment under the New Revolving Loan Facility and the maturation of the Anglo American Facility, Atlantic Gulf's other material obligations for the remainder of 1999 consist primarily of approximately $93 million of planned expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.


PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         There were no new developments since April 30, 1999 with respect to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission on April 30, 1999 (the "1998 Amended Form 10-K").

         In addition to the legal proceedings specifically referenced in the 1998 Amended Form 10-K, the Company is, from time to time, involved in other litigation matters primarily arising in the normal course of its business. It is the opinion of management that the resolution of these other litigation matters will not have a material adverse affect on the Company's business or financial position.

ITEM 2.      CHANGES IN SECURITIES

         ISSUANCE OF 500,000 SHARES OF COMMON STOCK TO APOLLO. In connection with the closing of the New Senior Loan Facilities in February 1999, the Company issued, among other things, 500,000 shares of Common Stock to Apollo, in exchange for Apollo's (a) consent to the Company entering into the New Senior Loan Facilities and agreement to subordinate its collateral interest in certain of the Company's assets, (b) agreement to certain amendments to the Secured Agreement and Investment Agreement and (c) agreement to enter into the new Intercreditor Agreement with the lenders party to the New Senior Loan
Facilities. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES of the 1998 Amended Form 10-K for more information concerning the issuance of these shares.

         FUNDING OF A PORTION OF CERTAIN OF THE 1998 SENIOR EXECUTIVE BONUSES WITH SHARES OF COMMON STOCK. Effective as of March 15,1999, the Company issued
(a) 213,333 shares of Common Stock to Mr. Rutherford, the President and Chief Executive Officer of Atlantic Gulf, in payment of 50% (valued at $200,000) of Mr. Rutherford's 1998 Annual Bonus (in the aggregate amount of $400,000) and (b) 106,666 shares of Common Stock to Mr. Laguardia, an Executive Vice President and Chief Operating Officer of Atlantic Gulf, in payment of 50% (valued at $100,000) of Mr. Laguardia's 1998 Annual Bonus (in the aggregate amount of $200,000). See
PART III, ITEM 11. EXECUTIVE COMPENSATION - EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS of the 1998 Amended Form 10-K for more information concerning the issuance of these shares.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.      OTHER INFORMATION

         WARRANT RESET. As part of the Preferred Stock sales transactions consummated in 1997 and early 1998, the Company issued (a) warrants to Apollo, the holder of all of the shares of Series A Preferred Stock, to acquire up to 5,000,000 shares of Common Stock and (b) warrants to the purchasers of the Series B Preferred Stock to acquire up to 4,000,000 shares of Common Stock (collectively, the "Warrants"). The Warrants have an exercise price of $5.75 per share (the "Exercise Price"). The Exercise Price is subject to a downward adjustment, calculated as of March 31, 1999, based on a formula related to the shortfall between actual operating cash flow during the prescribed testing period from certain business lines and targeted operating cash flow (i.e., $62.4 million) from such business lines during the prescribed testing period (the "Warrant Reset"). Management is in the process of finalizing the Warrant Reset calculation. At this time, based on the information currently available to it, management believes that the likely range of the Warrant Reset will be a downward adjustment of $0.95 to $1.25 in the per share Exercise Price of the Warrants. The calculation of the Warrant Reset downward adjustment is subject to further review before being finalized. The Company will announce the amount of the definitive Warrant Reset downward adjustment as soon as it's available under cover of a Current Report on Form 8-K, which it will file with the Securities and Exchange Commission.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

         (27)     Financial Data Schedule.

(b)  Reports on Form 8-K

         1. Form 8-K, filed with the Securities and Exchange Commission on March 31, 1999, announcing that the Company had formed a Special Committee of the Board of Directors to explore strategic alternatives to maximize stockholder value and retained BT Alex. Brown to assist the Special Committee in reviewing such possible alternatives.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ATLANTIC GULF COMMUNITIES CORPORATION

                                      /s/  THOMAS W. JEFFREY
                                      ------------------------------------------
                                      Thomas W. Jeffrey
                                      Executive Vice President and
                                      Chief Financial Officer
                                      Dated:  May 13, 1999


                                      /s/  PAULA J. COOK
                                      ------------------------------------------
                                      Paula J. Cook
                                      Vice President and Controller
                                      Dated: May 13, 1999