Form 10-Q
period 1999-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 1999-08-16
CIK 771934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


There were 12,675,733 shares of the Registrant's common stock, $.10 par value per share, outstanding as of August 5, 1999.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 1999, CERTAIN MATTERS DISCUSSED HEREIN, INCLUDING PART II., ITEM 2., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING
STATEMENTS  BASED ON  MANAGEMENT'S  EXPECTATIONS  REGARDING,  AND EVALUATIONS OF
CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN PRIMARY MARKETS IN FLORIDA, OTHER PRIMARY MARKETS IN THE SOUTHEASTERN UNITED STATES AND LUXURY/RESORT MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; THE COMPANY'S RECENT OPERATING LOSSES; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS;
LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE RESULTS OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; THE RESULTS OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE; AND THE COMPANY'S ABILITY TO REALIZE THE FINANCIAL AND OTHER BENEFITS ANTICIPATED FROM ITS CORPORATE RESTRUCTURING PROGRAM.


                                          TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998............2

                  Consolidated Statements of Operations for the Three and Six
                  Months Ended June 30, 1999 and 1998..............................................3

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                  1999 and 1998....................................................................4

                  Notes to Consolidated Financial Statements.......................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations....................................................................8

PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings..............................................................25

         Item 2.   Changes in Securities..........................................................25

         Item 3.   Defaults Upon Senior Securities................................................25

         Item 4.   Submission of Matters to a Vote of Security Holders............................25

         Item 5.   Other Information..............................................................26

         Item 6.   Exhibits and Reports on Form 8-K...............................................26

SIGNATURES........................................................................................27

UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE, ALL REFERENCES HEREIN TO (1) "ATLANTIC GULF" REFER SOLELY TO ATLANTIC GULF COMMUNITIES CORPORATION, (2) THE "COMPANY" INCLUDE ATLANTIC GULF AND ITS DIRECT AND INDIRECT WHOLLY OWNED SUBSIDIARIES AND (3) THE "PREDECESSOR COMPANY" REFER SOLELY TO GENERAL DEVELOPMENT CORPORATION (ATLANTIC GULF'S CORPORATE PREDECESSOR) AND ITS DIRECT AND INDIRECT SUBSIDIARIES.


PART I.           FINANCIAL INFORMATION




             [THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY.]

ITEM 1.           FINANCIAL STATEMENTS

                            ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                      June 30, 1999 and December 31, 1998
                              (in thousands, except share amounts and par value)



                                                                                    June 30,      December 31,
                                                                                      1999            1998
                                                                                   -----------    ------------
         Assets                                                                    (unaudited)
         ------
Cash and cash equivalents                                                          $     2,609    $     9,413
Restricted cash and cash equivalents                                                       696          1,041
Contract receivables, net                                                                3,240          4,109
Mortgages, notes and other receivables, net                                             22,430         29,273
Land and residential inventory                                                         166,927        166,870
Property, plant and equipment, net                                                      10,466          3,950
Other assets, net                                                                       19,473         15,150
                                                                                   -----------    -----------
Total assets                                                                       $   225,841    $   229,806
                                                                                   ===========    ===========
         Liabilities and Stockholders' (Deficit) Equity
         ----------------------------------------------
Accounts payable and accrued liabilities                                           $    16,271    $    17,533
Other liabilities                                                                       14,968          8,207
Notes and mortgages payable                                                            157,838        151,805
                                                                                   -----------    -----------
Total liabilities                                                                      189,077        177,545
                                                                                   -----------    -----------

Redeemable Preferred Stock
         Series A, 20%, $.01 par value,  2,500,000 shares authorized;
         2,500,000 shares issued and outstanding, having a liquidation preference of $36,059 and $32,706, as of June 30, 1999
         and December 31, 1998, respectively                                            34,181         30,403

         Series B, 20%, $.01 par value;  2,000,000 shares authorized;
         2,000,000 shares issued and outstanding, having a liquidation preference of $28,553 and $25,899 as of June 30, 1999
         and December 31, 1998, respectively                                            27,336         24,417
                                                                                   -----------    -----------
                                                                                        61,517         54,820
                                                                                   -----------    -----------
Commitments and Contingencies

Common stockholders' deficit
         Common stock, $.10 par value, 70,000,000 shares authorized;
              12,796,595 and 11,933,359 shares issued and outstanding as
              of June 30, 1999 and December 31, 1998, respectively                       1,280          1,193
         Contributed capital                                                           109,699        117,994
         Accumulated deficit                                                          (129,365)      (115,379)
         Accumulated other comprehensive loss                                           (6,351)        (6,351)
         Treasury stock, 158,536 shares, at cost                                           (16)           (16)
                                                                                   -----------    -----------

Total common stockholders' deficit                                                     (24,753)        (2,559)
                                                                                   -----------    -----------
Total liabilities and stockholders' (deficit) equity                               $   225,841    $   229,806
                                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                                ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                  Three and Six Months Ended June 30, 1999 and 1998
                                        (in thousands, except per share data)
                                                     (unaudited)


                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                            -------------------------       -------------------------
                                                               1999          1998              1999           1998
                                                            -----------   -----------       -----------   -----------
Revenues:
    Real estate sales:
         Homesite                                           $     9,993   $     3,647       $    17,635   $     7,078
         Commercial                                                 911        40,256             6,229        45,797
         Vertical Residential Units                                   -             -                 -             -
                                                            -----------   -----------       -----------   -----------
      Total real estate sales                                    10,904        43,903            23,864        52,875
    Other operating revenue                                       1,081         2,071             3,340         3,096
    Interest income                                                 164         1,152             1,045         2,519
                                                            -----------   -----------       -----------   -----------
         Total revenues                                          12,149        47,126            28,249        58,490
                                                            -----------   -----------       -----------   -----------
Costs and expenses:
    Cost of real estate sales:
         Homesite                                                 8,360         3,157            15,247         6,164
         Commercial                                                 621        33,349             4,524        38,831
         Vertical Residential Units                                   -             -                 -             -
                                                            -----------   -----------       -----------   -----------
      Total cost of real estate sales                             8,981        36,506            19,771        44,995
    Inventory Valuation Reserve                                   3,424             -             3,424             -
    Selling expense                                               1,702         1,968             3,535         3,220
    Operating expense                                             1,463           464             1,840           766
    Real estate costs                                             2,430         2,277             4,167         4,076
    General and administrative expense                            3,372         2,371             7,025         4,380
    Cost of borrowing, net of amounts capitalized                   964         1,649             2,751         3,031
    Other expense                                                   217            66               407           471
                                                            -----------   -----------       -----------   -----------
         Total costs and expenses                                22,553        45,301            42,920        60,939
                                                            -----------   -----------       -----------   -----------
Operating (loss) income                                         (10,404)        1,825           (14,671)       (2,449)
                                                            -----------   -----------       -----------   -----------
Other income (expense):
    Reorganization items                                            146           268               685           782
    Miscellaneous                                                     -           (27)                -          (216)
                                                            -----------   -----------       -----------   -----------
Total other income (expense)                                        146           241               685           566
                                                            -----------   -----------       -----------   -----------

Net (loss) income                                               (10,258)        2,066           (13,986)       (1,883)
                                                            -----------   -----------       -----------   -----------
Less:
    Accrued preferred stock dividends                             3,076         2,531             6,007         4,860
    Accretion of preferred stock to redemption amount               347           336               691           654
    Modification of preferred stock security interest                 -             -             2,380             -
                                                            -----------   -----------       -----------   -----------
                                                                  3,423         2,687             9,078         5,514
                                                            -----------   -----------       -----------   -----------
Net loss applicable to common stock                         $   (13,681)  $      (801)      $   (23,064)  $    (7,397)
                                                            ===========   ===========       ===========   ===========

Basic and diluted net loss per common share                 $     (1.08)  $     (0.07)      $     (1.86)  $     (0.64)
                                                            ===========   ===========       ===========   ===========
Weighted average common shares outstanding                       12,638        11,531            12,402        11,530
                                                            ===========   ===========       ===========   ===========

See accompanying notes to consolidated financial statements.

                          ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                  Six Months Ended June 30, 1999 and 1998
                                         (in thousands of dollars)
                                                (unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                               1999               1998
                                                                            -----------       ------------
Cash flows from operating activities:
   Net loss                                                                 $   (13,986)       $    (1,883)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                            2,083              2,083
         Other (income) expense                                                      (6)              (310)
         Reorganization items                                                         -                 45
         Land Acquisitions                                                            -            (22,125)
         Other net changes in assets and liabilities:
            Restricted cash                                                         345                813
            Receivables                                                           7,603              1,775
            Land and residential inventory                                       (6,119)            25,888
            Other assets                                                         (4,323)               946
            Accounts payable and accrued liabilities                               (917)            (1,302)
            Other liabilities                                                      (702)             1,972
                                                                            -----------       ------------
                  Net cash (used in) provided by operating activities           (16,022)             7,902
                                                                            -----------       ------------

Cash flow from investing activities:
   Additions to property, plant and equipment, net                                 (784)            (1,335)
                                                                            -----------       ------------
                  Net cash used in investing activities                            (784)            (1,335)
                                                                            -----------       ------------

Cash flows from financing activities:
   Borrowings under credit agreements                                            93,784             20,636
   Repayments under credit agreements                                           (83,782)           (35,145)
   Proceeds from issuance of preferred stock                                          -              1,735
                                                                            -----------       ------------
                  Net cash provided by (used in) financing activities            10,002            (12,774)
                                                                            -----------       ------------

Decrease in cash and cash equivalents                                            (6,804)            (6,207)

Cash and cash equivalents at beginning of period                                  9,413              9,188
                                                                            -----------       ------------
Cash and cash equivalents at end of period                                  $     2,609       $      2,981
                                                                            ===========       ============

Supplemental cash flow information:
   Interest payments, net of amounts capitalized                            $     3,086       $      1,340
                                                                            ===========       ============
   Reorganization item payments                                             $         -       $         45
                                                                            ===========       ============

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (unaudited)


(1) The June 30, 1999 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 1999 ("1998 Form 10-K"). Certain prior year amounts have been reclassified to conform with the 1999 presentation.

(2) Net income (loss) per share of common stock, $.10 par value per share, of the Company ("Common Stock"), is computed by (a) deducting accrued preferred stock dividends, accretion of preferred stock to redemption amount and other preferred stock charges from net income (loss) to determine net income (loss) applicable to common stock and (b) then dividing net income (loss) applicable to common stock by the weighted average number of shares of Common Stock outstanding during the periods. The effect of any outstanding warrants and options to purchase common stock on the per share computation was anti-dilutive during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $6,043,000 and $10,197,000 for the three and six months ended June 30, 1999, respectively, and $2,382,000 and $5,396,000 for the three and six month periods ended June 30, 1998, respectively.

(4) Earned revenue from the sale of Vertical Residential Units is based on the percentage of costs incurred to date to total estimated costs to be incurred. This percentage is then applied to the expected revenue associated with units that have been sold to date. Revenue from the sale of land is recognized when all the criteria for sales pursuant to SFAS 66, ACCOUNTING FOR SALES OF REAL ESTATE, have been met.

(5) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued to its Non-Employee Directors 30,000 shares of Common Stock at a price of $0.75 per share for the first quarter of 1999 and 13,212 shares of Common Stock at a price of $1.70 per share for the second quarter of 1999.

(6) The Company and AP-AGC, LLC, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), are parties to that certain Investment Agreement, as amended (the "Investment Agreement"), pursuant to which Apollo agreed to purchase, subject to certain conditions, (a) 2.5 million shares of 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and (b) warrants to purchase up to 5 million shares of Common Stock (the "Investor Warrants"), for an aggregate purchase price of $25 million (the "Apollo Transaction"). As of June 30, 1998, Apollo had purchased (A) 2.5 million shares of Series A Preferred Stock for $24.7 million ($9.88 per share) and (B) Investor Warrants to acquire up to 5 million shares of Common Stock for $0.3 million ($.06 per Investor Warrant share).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (unaudited)


(7) Redeemable preferred stock (which includes the Series A Preferred Stock and the 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock")) consisted of the following at June 30, 1999, December 31, 1998 and June 30, 1998 (in thousands of dollars):

                                                                June 30,         December 31,         June 30,
                                                                  1999              1998                1998
                                                               -----------       -----------        -----------
Series A Preferred Stock:
-------------------------
Gross proceeds                                                 $    25,000       $    25,000        $    25,000
Accrued dividends                                                   11,059             7,706              4,666
                                                               -----------       -----------        -----------
Liquidation Preference amount                                       36,059            32,706             29,666
Less issue costs                                                    (3,104)           (3,104)            (3,100)
Less warrants purchased                                               (300)             (300)              (300)
Plus accretion of preferred stock to redemption amount               1,526             1,101                683
                                                               -----------       -----------        -----------
                                                                    34,181            30,403             26,949
                                                               -----------       -----------        -----------

Series B Preferred Stock:
-------------------------
Private Placement June 24, 1997:
  Gross proceeds                                                    10,000            10,000             10,000
  Accrued dividends                                                  4,832             3,453              2,202
                                                               -----------       -----------        -----------
  Liquidation Preference amount                                     14,832            13,453             12,202
  Less issue costs                                                    (950)             (950)              (950)
  Less warrants purchased                                             (120)             (120)              (120)
  Plus accretion of preferred stock to redemption amount               500               369                239
                                                               -----------       -----------        -----------
                                                                    14,262            12,752             11,371
                                                               -----------       -----------        -----------
Rights Offering November 19, 1997:
  Gross proceeds                                                    10,000            10,000             10,000
  Accrued dividends                                                  3,721             2,446              1,289
                                                               -----------       -----------        -----------
  Liquidation Preference amount                                     13,721            12,446             11,289
  Less issue costs                                                    (950)             (950)              (950)
  Less warrants purchased                                             (120)             (120)              (120)
  Plus accretion of preferred stock to redemption amount               423               289                158
                                                               -----------       -----------        -----------
                                                                    13,074            11,665             10,377
                                                               -----------       -----------        -----------
Total Series B                                                      27,336            24,417             21,748
                                                               -----------       -----------        -----------

Total redeemable preferred stock                               $    61,517       $    54,820        $    48,697
                                                               ===========       ===========        ===========

(8) During the first six months of 1999 and 1998, comprehensive loss consisted only of the net losses for those periods.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (unaudited)


(9)      Segment Reporting

         Six Months Ended June 30, 1999:
         -------------------------------


                                                Primary        Luxury/
                                                 Market         Resort      Predecessor
                                               Operations     Operations       Assets        Other          Total
                                               ---------------------------------------------------------------------
Total Revenues                                 $    14,986   $      4,862   $      4,016  $      4,385   $    28,249
                                               ===========   ============   ============  ============   ===========

Gross Profit                                   $     2,339   $        998   $        756  $          -   $     4,093
                                               ===========   ============   ============  ============
Unallocated revenues (expenses), net                                                                         (18,079)
                                                                                                         -----------

Net Loss                                                                                                 $   (13,986)
                                                                                                         ===========


         Six Months Ended June 30, 1998:
         -------------------------------


                                                Primary        Luxury/
                                                 Market         Resort      Predecessor
                                               Operations     Operations       Assets        Other          Total
                                               ---------------------------------------------------------------------
Total Revenues                                 $    36,816   $          -   $     16,059   $     5,615   $    58,490
                                               ===========   ============   ============   ===========   ===========

Gross Profit                                   $     7,298   $          -   $        582   $         -   $     7,880
                                               ===========   ============   ============   ===========
Unallocated revenues (expenses), net                                                                          (9,763)
                                                                                                         -----------

Net Loss                                                                                                 $    (1,883)
                                                                                                         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         [THE DISCUSSION OF THE COMPANY'S BUSINESS IN THE SECTIONS BELOW ENTITLED "CURRENT BUSINESS," "CORE BUSINESS" AND "PREDECESSOR ASSETS" SHOULD BE READ IN CONJUNCTION WITH THE DISCUSSION OF THE COMPANY'S CORPORATE RESTRUCTURING AND STRATEGIC ALTERNATIVES INITIATIVE IN THE SECTION BELOW ENTITLED "RECENT DEVELOPMENTS."]

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

         As of June 30, 1999, the Company (1) owned all of the equity, or had equity ownership interests in joint ventures which owned all of the equity, in 11 Core Projects, consisting of seven Primary Projects and four Luxury/Resort Projects and (2) had four additional planned Primary Projects under control. The 11 existing Core Projects and four planned Primary Projects are referred to as the Company's "CORE DEVELOPMENT PORTFOLIO."

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

         PRIMARY PROJECTS. As of June 30, 1999, the Company was engaged in the acquisition, development and sale of Primary Projects in Florida, North Carolina, Georgia and Texas. See PART I, ITEM 1. BUSINESS - CORE BUSINESS -- PRIMARY PROJECTS of the 1998 Amended Form 10-K for more information concerning these Projects, including the scope and location of each Project.

                  REMAINING UNSOLD LOTS/UNITS/ACRES IN THE PRIMARY PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Primary Projects, by Project, as of June 30, 1999:


                                           ----------------------------------------------------------------------------------------
                                                            REMAINING UNSOLD LOTS/UNITS/ACRES AS OF JUNE 30, 1999(1)
                                           ----------------------------------------------------------------------------------------
                                                    SINGLE FAMILY                  MULTI-FAMILY                  COMMERCIAL
                                           ----------------------------------------------------------------------------------------
                                                 TOTAL          TOTAL           TOTAL         TOTAL           TOTAL       TOTAL
                                                  LOTS        ENTITLED(2)       UNITS      ENTITLED(2)        ACRES     ENTITLED(2)
                                           ----------------------------------------------------------------------------------------
OWNED PROPERTIES
----------------
Lakeside Estates .....................               474           474              -             -              -             -
Saxon Woods ..........................               363           363              -             -              -             -
West Meadows .........................               710           710              -             -              -             -
The Trails of West Frisco ............             1,387         1,387              -             -              -             -
                                           ----------------------------------------------------------------------------------------
SUBTOTAL OWNED PROPERTIES.............             2,934         2,934              -             -              -             -
                                           ----------------------------------------------------------------------------------------

JOINT VENTURE PROPERTIES
------------------------
Sunset Lakes .........................             1,159         1,159              -             -              -             -
Falcon Trace .........................               556           556              -             -              -             -
Cary Glen ............................               852           852            257           257              -             -
                                           ----------------------------------------------------------------------------------------
SUBTOTAL JOINT VENTURE PROPERTIES.....             2,567         2,567            257           257              -             -
                                           ----------------------------------------------------------------------------------------

CONTROLLED PROPERTIES (3)
-------------------------
Anneewakee Falls (4)..................             1,226             -              -             -              -             -
Rayland...............................             3,766             -            534             -             75             -
Orlando Naval Training Center.........               911             -          2,129             -            131             -
Harbor Bay............................             1,371             -            410             -             44             -
                                           ----------------------------------------------------------------------------------------
SUBTOTAL CONTROLLED PROPERTIES........             7,274             -          3,073             -            250             -
                                           ----------------------------------------------------------------------------------------
TOTAL ALL PROPERTIES..................            12,775         5,501          3,330           257            250             -
                                           ========================================================================================

(1) Varying from Project to Project, unsold units are developed, under development or to be developed in the future. The change in remaining unsold lots/units/acres from December 31, 1998 is a result of sales activity and any modifications made to the scope of the Project during the intervening period.
(2) "Entitled" means having the necessary discretionary local, state, and federal government approvals and permits to proceed with development of the Project.
(3) The Company does not currently own these Projects, but has entered into contractual relationships (i.e., purchase agreements with customary conditions precedent, option agreements, joint venture arrangements, other similar arrangements, etc.) to acquire them. There can be no assurance the Company will actually acquire these properties.
(4) This Project is located in Georgia, southwest of Atlanta in Douglas County. The Company controls this Project through a purchase contract executed on February 19, 1999.

         LUXURY/RESORT PROJECTS. The Company also is engaged in the acquisition, development and sale of master planned Luxury/Resort Projects in Luxury/Resort Markets in Florida and Colorado. See PART I, ITEM 1. BUSINESS - CORE BUSINESS -- LUXURY/RESORT PROJECTS of the 1998 Amended Form 10-K for more information concerning these Projects, including the scope and location of each Project.

                  REMAINING UNSOLD LOTS/UNITS/ACRES IN THE LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Luxury/Resort Projects, by Project, as of June 30, 1999:


                                  -----------------------------------------------------------------------------------------------
                                                       REMAINING UNSOLD LOTS/UNITS/ACRES AT JUNE 30, 1999(1)
                                  -----------------------------------------------------------------------------------------------
                                                                    VERTICAL RESIDENTIAL UNITS
                                      HOMESITES         ----------------------------------------------------       COMMERCIAL
                                     SINGLE FAMILY      SINGLE FAMILY      MULTI-FAMILY     TIMESHARE CABINS       DEVELOPMENT
                                  -----------------------------------------------------------------------------------------------
                                     TOTAL    TOTAL     TOTAL    TOTAL    TOTAL    TOTAL     TOTAL     TOTAL     TOTAL    TOTAL
                                      LOTS   ENTITLED   UNITS   ENTITLED  UNITS   ENTITLED   UNITS    ENTITLED   ACRES   ENTITLED
                                  -----------------------------------------------------------------------------------------------
OWNED PROPERTIES
----------------
West Bay Club..................         316      316       81        81     597       597        -          -      13        13
Chenoa (2).....................         372        -        -         -      50         -       75          -       -         -
Riverwalk Tower................           -        -        -         -     375       375        -          -       -         -
                                  -----------------------------------------------------------------------------------------------
SUBTOTAL OWNED PROPERTIES......         688      316       81        81   1,022       972       75          -      13        13
                                  -----------------------------------------------------------------------------------------------

JOINT VENTURE PROPERTIES
------------------------
Jupiter Ocean Grande...........           -        -        -         -     154       154        -          -       -         -
                                  -----------------------------------------------------------------------------------------------
TOTAL ALL PROPERTIES...........         688      316       81        81   1,176     1,126       75          -      13        13
                                  ===============================================================================================

(1) Varying from Project to Project, unsold units are developed, under development or to be developed in the future. The change in remaining unsold lots/units/acres from December 31, 1998 is a result of sales activity and any modifications made to the scope of the Project during the intervening period.
(2)      Formerly known as Aspen Springs Ranch.


         OTHER OPERATIONS.

                  ENVIRONMENTAL SERVICES. EQ Lab, a wholly owned subsidiary of the Company, is a full service ecological consulting firm and laboratory. EQ Lab recorded (1) approximately $429,000 and $419,000 of total revenues in the second quarter of 1999 and 1998, respectively, and (2) approximately $790,000 and $868,000 of total revenues in the first six months of 1999 and 1998, respectively. EQ Lab recorded (1) approximately $227,000 and $240,000 of revenues from unaffiliated third parties in the second quarter of 1999 and 1998, respectively, and (2) approximately $459,000 and $619,000 of revenues from unaffiliated third parties in the first six months of 1999 and 1998, respectively.

                  RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "CONTRACT RECEIVABLES") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "MORTGAGE RECEIVABLES," which, together with the Contract Receivables, are collectively referred to as the "RECEIVABLES PORTFOLIO"). As of June 30, 1999, the portfolio of Contract Receivables had a net book value of $3.2 million, and the portfolio of Mortgage Receivables had a net book value of $22.4 million. As of December 31, 1998, the portfolio of Contract Receivables had a net book value of $4.1 million, and the portfolio of Mortgage Receivables had a net book value of $29.3 million.

PREDECESSOR ASSETS

         The following table summarizes the Company's Predecessor Homesite Inventory by secondary market area as of June 30, 1999:

                           PREDECESSOR HOMESITE INVENTORY

                                           Other                                 Total
                             Standard    Developed    Buildable     Other     Predecessor
Market Area                  Buildable     Lots       Reserved    Restricted   Homesites
----------------------------------------------------------------------------------------
North Port                    3,557           9           66          129        3,761
Port Charlotte                  715          71        1,623          362        2,771
Port St. Lucie                  207          27          307           61          602
Port Malabar                    110           4        1,765        1,543        3,422
Port Labelle                     67           -           23        1,733        1,823
Sabal Trace                       -           -            -            -            -
Silver Springs Shores         2,369          79          229          279        2,956
Cumberland Cove                 180           -            -            8          188
Other                            44           -           30            6           80
                           -----------------------------------------------------------
Total                         7,249         190        4,043        4,121       15,603
                           ===========================================================

         The following table summarizes the Company's Predecessor Commercial Development Inventory by secondary market area as of June 30, 1999:

                     PREDECESSOR COMMERCIAL DEVELOPMENT INVENTORY

                                                                   Total
               Market Area                                         Acres
               ---------------------------------------------------------

               North Port                                            549
               Port Charlotte                                      1,405
               Port St. Lucie                                        318
               Port Malabar                                          889
               Port Labelle                                          804
               Silver Springs Shores                                  36
               Cumberland Cove                                       685
               Other                                                  39
                                                              ----------
               Total                                               4,725
                                                              ==========

         The decrease in inventory from December 31, 1998 is primarily a result of sales activity during the intervening period in accordance with the Company's plan of disposal of Predecessor Assets. See PART I, ITEM 1. BUSINESS - PREDECESSOR ASSETS of the 1998 Amended Form 10-K for information concerning the Predecessor Homesite and Predecessor Commercial Development Inventory.

RESULTS OF OPERATIONS

            COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         The  Company's   results  of  operations  for  its  Core  Business  and
Predecessor   Assets  for  the  six  months   ended  June  30,  1999  and  1998,
respectively, are summarized below:

                             Combining Results of Real Estate Operations
                             -------------------------------------------

                                   Six Months Ended June 30, 1999
                                           (in thousands)

                                                 Primary         Luxury/
                                                 Market          Resort       Predecessor
                                                 Operations     Operations    Assets         Total
                                                 ---------------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................     $  10,486      $   4,862      $    2,287  $  17,635
      Commercial............................         4,500              -           1,729      6,229
      Vertical Residential Units............             -              -               -          -
                                                 ---------------------------------------------------
   Total real estate sales..................        14,986          4,862           4,016     23,864

Costs and expenses:
   Cost of real estate sales
      Homesite..............................         9,406          3,864           1,977     15,247
      Commercial............................         3,241              -           1,283      4,524
      Vertical Residential Units............             -              -               -          -
                                                 ---------------------------------------------------
Total cost of real estate sales.............        12,647          3,864           3,260     19,771
                                                 ---------------------------------------------------

Gross margin real estate sales .............     $   2,339      $     998      $      756  $   4,093
                                                 ===================================================

Results of Joint Venture Operations(1)......     $     (34)     $    (373)     $        -  $    (407)
                                                 ===================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.

                                    Combining Results of Real Estate Operations
                                    -------------------------------------------
                                          Six Months Ended June 30, 1998
                                                  (in thousands)


                                                   Primary          Luxury/
                                                   Market           Resort       Predecessor
                                                   Operations       Operations   Assets          Total
                                                   -----------------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................          $   5,036     $        -    $  2,042     $   7,078
      Commercial............................             31,780              -      14,017        45,797
      Vertical Residential Units............                  -              -           -             -
                                                   -----------------------------------------------------
   Total real estate sales..................             36,816              -      16,059        52,875

Costs and expenses:
   Cost of real estate sales
      Homesite..............................              4,314              -       1,850         6,164
      Commercial............................             25,204              -      13,627        38,831
      Vertical Residential Units............                  -              -           -             -
                                                   -----------------------------------------------------
Total cost of real estate sales.............             29,518              -      15,477        44,995
                                                   -----------------------------------------------------

Gross margin real estate sales .............          $   7,298     $        -    $    582     $   7,880
                                                   =====================================================

Results of Joint Venture Operations(1)......          $   1,187     $     (246)   $      -     $     941
                                                   =====================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.

         OVERVIEW. The Company reported a net loss applicable to Common Stock of $23.1 million in the first six months of 1999 compared to a net loss of $7.4 million applicable to Common Stock in the first six months of 1998. The increase in the net loss of $15.7 million was due primarily to (1) a $3.8 million decrease in gross margin on real estate sales, (2) a $2.6 million increase in general and administrative expenses, (3) a $3.6 million increase in preferred stock charges, (4) inventory valuation reserves of $3.4 million, (5) a $1.5 million decrease in interest income, partially offset by (6) a $280,000 decrease in cost of borrowing net.

         PRIMARY MARKET OPERATIONS.

                  HOMESITES. Revenues from Homesite sales increased $5.5 million in the first six months of 1999 compared to the first six months of 1998 due primarily to sales at The Trails of West Frisco Project. There were no sales at The Trails of West Frisco Project in the first six months of 1998. The Homesite sales gross margin percentage was 10.3% in the first six months of 1999 compared to 14.3% in the first six months of 1998. The lower Homesite sales gross margin percentage in the first six months of 1999 compared to the first six months of 1998 was due primarily to a decline in the gross margin associated with the Lakeside

Estates Project due to an increase in the estimated cost to complete that Project in1998 resulting in break-even margins for the remainder of the Lakeside Estates Project.

         As of June 30, 1999, the Company had under contract approximately 770 Homesites for $24.4 million with 11 homebuilders in the LakesideEstates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project. As of December 31, 1998, the Company had under contract approximately 650 Homesites for $19.8 million with 11 homebuilders in the Lakeside Estates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project. And, as of June 30, 1998, the Company had under contract approximately 938 Homesites for $24.2 million with 13 homebuilders in the Lakeside Estates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project.

                  COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were $4.5 million in the first six months of 1999, compared to $31.8 million in the first quarter of 1998. In January 1999, the Company closed on the sale of the West Meadows Project for $4.5 million. In April 1998, the Company sold and closed Dave's Creek for $24.8 million. In June 1998, the Company sold a portion of the Riverwalk Towers Project for $7.0 million.

                  JOINT VENTURES. Results of Joint Ventures decreased by $1.2 million in the first six months of 1999 compared to the first six months of 1998. This was primarily associated with the Sunset Lakes Project. During 1998, the Sunset Lakes Project commenced operations resulting in initial sales to all the builders. The comparable period in 1999 represents results of operations from more normalized sales volumes. As of June 30, 1999, December 31, 1998 and June 30, 1998, the Company's Sunset Lakes and Falcon Trace JV Projects had 595, 787 and 975 Homesites under contract, respectively, totaling approximately $28.1 million, $37.3 million and $45.4 million, respectively, in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

         LUXURY/RESORT OPERATIONS.

                  HOMESITES. Homesite sales began at the West Bay Club Project during the first six months of 1999. Because the West Bay Club Project was still under development as of June 30, 1998, there were no sales at the West Bay Club Project in the first six months of 1998.

         As of June 30, 1999 and December 31, 1998, the Company had under contract approximately 182 and 12 Homesites for $9.8 million and $2.4 million, respectively, with 7 homebuilders in the West Bay Club Project. There were no pending sales contracts at the West Bay Club Project as of June 30, 1998.

                  JOINT VENTURES. Results of Joint Ventures in the first six months of 1999 decreased $127,000 compared to the first six months of 1998 due to increased marketing related expenses associated with the Jupiter Ocean Grande Project start-up.

         PREDECESSOR ASSETS.

                  PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales increased $245,000 in the first six months of 1999 compared to the first six months of 1998 due primarily to the sale of 75 Predecessor Homesites in the Sable Trace Project. There were only nominal sales for the Sable Trace Project in the first six months of 1998 due to project start-up. Other Predecessor Homesites sales declined in the first six months of 1999 compared to the number of Predecessor Homesites sold in the first six months of 1998 consistent with continued portfolio run-off. The Predecessor Homesite sales gross margin percentage was 13.6% in the first six months of 1999 compared to 9.4% in the first six months of 1998. This percentage is consistent with the Company's plan of disposal of its Predecessor Assets.

         As of June 30, 1999, the Company had under contract approximately 137 Predecessor Homesites for $614,000. As of December 31, 1998, the Company had under contract 2 commercial lots allocated to Predecessor Homesites for $99,000. And, as of June 30, 1998, the Company had under contract approximately 81 Predecessor Homesites for $507,000.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased $12.3 million in the first six months of 1999 compared to the first six months of 1998 due primarily to fewer sales from a declining inventory balance. As of June 30, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.8 million. As of December 31, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $980,000. And, as of June 30, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $15.5 million.

         The 25.8% Predecessor Tract sales gross margin percentage in the first six months of 1999 is due to significantly fewer sales on more profitable terms. The 2.8% Predecessor Tract sales gross margin percentage in the first six months of 1998 is generally more consistent with the Company's plan of disposal for Predecessor Assets.

         OTHER RESULTS OF OPERATIONS.

                  INVENTORY VALUATION RESERVES. Inventory valuation reserve charges of $3.4 million were recognized in the second quarter of 1999 and represent a reduction in the carrying value of the Company's inventory based upon a review of the fair values. The charges solely related to the Grand Oaks Project which was a Controlled Property secured by a purchase agreement. The Company was unable to close under the purchase agreement because the mezzanine lender failed to fund the loan in accordance with the terms of its committment letter. The Company is currently discussing with outside counsel its potential remedies, if any, against the mezzanine lender. As such, all unrecoverable capitalized costs were expensed upon the expiration of the purchase agreement.

                  OTHER OPERATING REVENUE. Other operating revenue increased by $244,000 in the first six months of 1999 compared to the first six months of 1998. The increase was due to the collection of the remaining management fee owing to the Company in connection with the sale of the Country Lakes Joint Venture.

                  INTEREST INCOME. Interest income decreased by $1.5 million in the first six months of 1999 compared to the first six months of 1998. The decrease was due to discounts offered to borrowers to induce prepayment of their mortgages for liquidity purposes, as well as normal Contract Receivables and Mortgage Receivables portfolio run-off.

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $3.7 million in the first six months of 1999 compared to the first six months of 1998 due primarily to (1) expenses of the Special Committee of the Board of Directors associated with the Company's strategic alternatives initiative, including the retention of BT Alex. Brown, (2) certain corporate restructuring expenses, including severance costs, lease restructuring expenses and other similar costs and expenses, (3) employee bonuses, including the stock component of bonuses issued to certain executives effective March 15, 1999 and
(4) an impairment on the non-recourse loan receivable due from the Company's Chairman and Chief Executive Officer secured solely by Common Stock.

                  PREFERRED STOCK CHARGES. During the first six months of 1999, the Company recorded a $6.0 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated, but unpaid, as of June 30, 1999. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. The liquidation preference of the Preferred Stock was $64.6 million, $58.6 million and $53.2 million as of June 30, 1999, December 31, 1998, and June 30, 1998, respectively. The Company accreted $691,000 of the value of its Preferred Stock to the redemption amount in the first six months of 1999.

         In connection with the closing of the New Senior Loan Facilities in February 1999, the Company issued notes totaling $1.85 million and 500,000 shares of common stock at a price of $1.06 per share to AP-AGC, LLC ("Apollo") in exchange for Apollo's (a) consent to the Company entering into the New Senior Loan Facilities and agreement to subordinate its collateral interest in certain of the Company's assets, (b) agreement to certain amendments to the Secured Agreement and Investment Agreement and (c) agreement to enter into the new Intercreditor Agreement with the lenders party to the New Senior Loan Facilities. The total value of the consideration paid to Apollo was $2.4 million. The total of approximately $9.1 million of preferred stock charges was charged to contributed capital in the accompanying June 30, 1999 consolidated balance sheet.

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         The  Company's   results  of  operations  for  its  Core  Business  and
Predecessor Assets for the three months ended June 30, 1999 and 1998 are summarized below:

                                 Combining Results of Real Estate Operations
                                 -------------------------------------------
                                       Three Months Ended June 30, 1999
                                                (in thousands)


                                                 Primary            Luxury/
                                                 Market             Resort           Predecessor
                                                 Operations         Operations       Assets          Total
                                                 -----------------------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................        $   5,662        $   3,113         $    1,218   $  9,993
      Commercial............................                -                -                911        911
      Vertical Residential Units............                -                -                  -          -
                                                 -----------------------------------------------------------
   Total real estate sales..................            5,662            3,113              2,129     10,904

Costs and expenses:
   Cost of real estate sales
      Homesite..............................            4,962            2,423                975      8,360
      Commercial............................                2                -                619        621
      Vertical Residential Units............                -                -                  -          -
                                                 -----------------------------------------------------------
Total cost of real estate sales.............            4,964            2,423              1,594      8,981
                                                 -----------------------------------------------------------

Gross margin real estate sales .............        $     698        $     690         $      535   $  1,923
                                                 ===========================================================

Results of Joint Venture Operations(1)......        $      41        $    (258)        $        -   $   (217)
                                                 ===========================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.


                                    Combining Results of Real Estate Operations
                                    -------------------------------------------

                                         Three Months Ended June 30, 1998
                                                  (in thousands)

                                                 Primary            Luxury/
                                                 Market             Resort      Predecessor
                                                 Operations       Operations    Assets            Total
                                                 ---------------------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................          $   2,501     $        -   $   1,147     $     3,648
      Commercial............................             31,780              -       8,475          40,255
      Vertical Residential Units............                  -              -           -               -
                                                 ---------------------------------------------------------
   Total real estate sales..................             34,281              -       9,622          43,903

Costs and expenses:
   Cost of real estate sales
      Homesite..............................              2,168              -         991           3,159
      Commercial............................             25,204              -       8,145          33,349
      Vertical Residential Units............                  -              -           -               -
                                                 ---------------------------------------------------------
Total cost of real estate sales.............             27,372              -       9,136          36,508
                                                 ---------------------------------------------------------

Gross margin real estate sales .............         $    6,909     $        -   $     486     $     7,395
                                                 =========================================================

Results of Joint Venture Operations(1)......         $    1,361     $     (131)  $       -     $     1,230
                                                 =========================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.


         OVERVIEW. The Company reported a net loss applicable to Common Stock of $13.7 million in the second quarter of 1999 compared to a net loss of $801,000 applicable to Common Stock in the second quarter of 1998. The increase in the net loss of $12.9 million was due primarily to (1) a $5.5 million decrease in gross margin on real estate sales, (2) a $1.0 million increase in general and administrative expenses, (3) inventory valuation reserves of $3.4 million, (4) a $556,000 increase in preferred stock charges, and (5) a $1.0 million decrease in interest income.

         PRIMARY MARKET OPERATIONS.

                  HOMESITES. Revenues from Homesite sales increased $3.2 million in the second quarter of 1999 compared to the second quarter of 1998 due primarily to sales at The Trails of West Frisco Project. There were no sales at The Trails of West Frisco Project in the second quarter of 1998. The Homesite sales gross margin percentage was 12.4% in the second quarter of 1999 compared to 13.3% in the second quarter of 1998. The lower Homesite sales gross margin percentage in the second quarter of 1999 was due primarily to a decline in the gross margin associated with the Lakeside Estates Project due to an increase in the estimated cost to complete that Project.

                  COMMERCIAL DEVELOPMENT. In April 1998, the Company sold and closed Dave's Creek for $24.8 million. In June 1998, the Company sold a portion of the Riverwalk Towers Project for $7.0 million. There were no comparable sales in the second quarter of 1999.

                  JOINT VENTURES. Results of Joint Ventures decreased by $1.3 million in the second quarter of 1999 compared to the second quarter of 1998. This decrease was primarily associated with the Sunset Lakes Project. During 1998, the Sunset Lakes Project commenced operations resulting in initial sales to all the builders. The comparable period in 1999 represents results of operations for more normalized sales volumes.

         LUXURY/RESORT OPERATIONS.

                  HOMESITES. Homesite sales began at the West Bay Club Project in 1999. Because the West Bay Club Project was still under initial development at the time, there were no sales at the West Bay Club Project in the second quarter of 1998.

                  JOINT VENTURES. Results of Joint Ventures in the second quarter of 1999 decreased $127,000 compared to the second quarter of 1998 due to marketing related expenses associated with the Jupiter Ocean Grande Project start-up.

         PREDECESSOR ASSETS.

                  PREDECESSOR HOMESITES. Predecessor Homesites sales in the second quarter of 1999 were comparable to sales in the second quarter of 1998. The Predecessor Homesite sales gross margin percentage was 20.0% in the second quarter of 1999 compared to13.6% in the second quarter of 1998. This percentage is higher than that expected to be realized on an ongoing basis according to the Company's plan of disposal of its Predecessor Assets.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased $7.6 million in the second quarter of 1999 compared to the second quarter of 1998 due primarily to fewer sales from a declining inventory balance.

         The 32.0% Predecessor Tract sales gross margin percentage in the second quarter of 1999 is due to significantly fewer sales on more profitable terms. The 3.8% Predecessor Tract sales gross margin percentage in the second quarter of 1998 is generally more consistent with the Company's plan of disposal of Predecessor Assets.

         OTHER RESULTS OF OPERATIONS.

                  INVENTORY VALUATION RESERVES. Inventory valuation reserve charges attributable to the Grand Oaks Project of $3.4 million were recognized in the second quarter of 1999 and represent a reduction in the carrying value of the Company's inventory based upon a review of the fair values.

                  OTHER OPERATING REVENUE. Other operating revenue decreased by $1.0 million in the second quarter of 1999 compared to the second quarter of 1998. This decrease was due to a realized gain on the assignment of a real estate purchase agreement in the second quarter of 1998 for a residential project located in the Orlando, Florida area. There was no comparable sale in 1999.

                  INTEREST INCOME. Interest income decreased by $1.0 million in the second quarter of 1999 compared to the second quarter of 1998. This decrease was due to discounts offered to borrowers to induce prepayment of the mortgage for liquidity purposes, as well as normal Contract Receivables and Mortgage Receivables portfolio run-off.

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.0 million in the second quarter of 1999 compared to the second quarter of 1998 due primarily to further corporate restructuring expenses, including severance costs, lease restructuring expenses and other similar costs and expenses and an impairment on the non-recourse loan receivable due from Mr. Rutherford which is secured solely by Common Stock.

                  COSTS OF BORROWING NET OF CAPITALIZED INTEREST. Costs of borrowing net of capitalized interest decreased by $685,000 in the second quarter of 1999 compared to the second quarter of 1998. The decrease is primarily due to a higher capitalization of interest to projects under development. See LIQUIDITY AND CAPITAL RESOURCES below.

                  PREFERRED STOCK CHARGES. During the second quarter of 1999, the Company recorded a $3.1 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated but unpaid as of June 30, 1999. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. The liquidation preference of the
Preferred Stock was $64.6 million, $58.6 million and $53.2 million, respectively, as of June 30, 1999, December 31, 1998 and June 30, 1998. The Company accreted $347,000 of the value of its Preferred Stock to the redemption amount in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. As of June 30, 1999, the Company's (1) cash and cash equivalents totaled approximately $2.6 million and (2) restricted cash and cash equivalents totaled $696,000, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and (c) various other escrow accounts. Of the $6.8 million decrease in cash and cash equivalents during the first six months of 1999, (i) $16.0 million was used in operating activities and (ii) $784,000 was used in investing activities, partially offset by (iii) $10.0 million provided by financing activities.

         Cash used in operating activities included approximately (1) $3.1 million for interest payments, (2) $2.9 million for property tax payments, (3) $13.3 million for construction and development expenditures and (4) $4.9 million of fees associated with the Company's refinancing efforts. Cash used in operating activities was offset in part by net cash generated from real estate sales and other operations.

         Cash used in investing activities consisted of $784,000 of property, plant and equipment additions.

         Cash provided by financing activities consisted primarily of borrowings of $93.8 million under various project financings and the New Senior Loan Facilities, which were funded on February 2, 1999.

         NEW SENIOR LOAN FACILITIES. Dated as of December 31, 1998, effective on February 2, 1999, Atlantic Gulf closed on its $39.5 million New Revolving Loan Facility and its $26.5 million New Term Loan Facility (collectively, the "NEW SENIOR LOAN FACILITIES"). The New Revolving Loan Facility commitment decreased by $4.0 million on March 31, 1999 and an additional $1.0 million on May 31, 1999.

         Amounts outstanding (1) under the New Revolving Loan Facility bear interest at a fixed rate equal to 11% per annum and (2) under the New Term Loan Facility bear interest at a fixed rate equal to 15% per annum. As of June 30, 1999, the Company had outstanding (a) $27.0 million under its New Revolving Loan Facility and (b) $26.5 million under its New Term Loan Facility.

         See COVENANT DEFAULTS below for discussion of the covenant defaults in existence as of June 30, 1999, under the New Senior Loan Facilities and the Company's ongoing discussions with the New Revolving Loan Facility lenders (the "Revolving Loan Lenders") and New Term Loan lenders (the "Term Loan Lenders") (collectively, the "Lenders") to obtain waivers of such defaults or, alternatively, to amend the covenants in question to remedy such defaults.

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

         OTHER MATERIAL OBLIGATIONS COMING DUE IN 1999. Atlantic Gulf's other material obligations for the remainder of 1999 consist primarily of approximately $40 million of planned expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.

RECENT DEVELOPMENTS

         STRATEGIC ALTERNATIVES INITIATIVE. On March 26, 1999, the Company publicly announced that (1) its Board of Directors had formed a Special Committee to explore strategic alternatives to maximize stockholder value and
(2) it had retained BT Alex. Brown, a leading investment banking firm, to assist the Special Committee in reviewing strategic alternatives.

         The Company has explored, and is continuing to explore, with interested third parties various strategic alternative transactions, including, but not limited to, (1) a sale of all or substantially all of the Company's stock and/or assets, (2) a merger, consolidation or other business combination, (3) a joint venture or strategic alliance, (4) a corporate recapitalization and/or (5) a management agreement/arrangement. Certain third parties are currently doing due diligence on the Company.

         While the Company is actively and diligently pursuing all strategic alternative transaction opportunities, there can be no assurance that such a transaction will be consummated.

         CORPORATE RESTRUCTURING PROGRAM. On July 2, 1999, the Company publicly announced its corporate restructuring program.

         As of June 30, 1999, the Company eliminated 24 jobs, or approximately 18% of its workforce, as part of a restructuring program aimed at returning the Company to profitability and realigning its overhead costs with its operating revenues. Since January 1, 1999, the number of full-time Company employees has decreased from 166 to 146, or approximately 12% of its workforce.

         On or before June 30, 1999, the Company eliminated certain senior management positions and consolidated the responsibilities of the eliminated positions with ongoing positions. Specifically, the Company (1) eliminated the Executive Vice President and Chief Financial Officer position, the Executive Vice President and Chief Operating Officer position and the Vice President -Business Development position and (2) reassigned the duties formerly performed by these officers to the Sr. Vice President - Finance, the Vice President and Treasurer and the Sr. Vice President and General Counsel. The Company is continuing to review its overall staffing needs (both at the management level and below) with a view to further reducing its headcount, eliminating redundancies, consolidating positions, further streamlining management and realizing further cost savings, when and where possible.

         The Company is reducing, where possible, other direct and indirect overhead costs. For example, the Company has consolidated all of its headquarter operations on one floor at its corporate headquarters in Miami, Florida. The Company is seeking a subtenant for its other floor.

         To date, the corporate restructuring program has cost approximately $1.1 million in severance and other one-time corporate restructuring related costs. The Company recorded approximately $340,000 of these costs in the first quarter of 1999 and the remainder in the second quarter of 1999. The Company expects to incur additional corporate restructuring costs in the third and, possibly, fourth quarters of 1999, which the Company will record in the third and fourth quarters, when and as the amount of such additional corporate restructuring costs becomes known. The corporate restructuring (through June 30,
1999) is expected to generate annual costs savings of approximately $2.9 million, exclusive of severance and other one-time restructuring related costs.

         While the Company anticipates that its corporate restructuring program will significantly reduce its operating costs, there can be no assurance that such program, by itself, will return the Company to profitability.

         BUSINESS STRATEGY. At the same time that it continues to explore strategic alternatives and implement its corporate restructuring program, the Company is pursuing a two-pronged business strategy of (1) carrying on its Core Business (i.e., planning, development, marketing and sales of Homesites and Vertical Residential Units in its existing Core Development Portfolio) and (2) actively seeking opportunities to sell, in bulk, selected Core Projects other than its West Bay Club and Chenoa Projects, both of which are still in the early development stage. Predecessor Assets will continue to be sold in the ordinary course of business. The Company believes that sales of some of its more mature Core Projects will produce the highest net returns for the Company and will significantly reduce corporate overhead. The Company intends to use the cash proceeds from any such sales (after payment of transaction costs and Project indebtedness) to fund operations and pay down its non-Project corporate level indebtedness.

         Senior management and the Board of Directors (the "Board") will evaluate any offers the Company receives for its Core Projects based on a variety of factors, including, but not limited to, the following: (1) the aggregate price and other terms offered by the purchaser, (2) the timing of the closing of the sale, (3) contingencies to closing, (4) the impact of the sale on the remaining operations of the Company, (5) the impact of the sale on the value of the Company's remaining assets to a prospective purchaser of the entire Company and (6) such other factors as senior management and the Board deem relevant at the time of receipt of an offer, including the specific course of action, they believe, will maximize stockholder value.

         While the Company intends to diligently pursue all Project sale opportunities, there can be no assurance that any such sales will be consummated or, if consummated, that the Company will realize the anticipated (1) amount of sales proceeds therefrom and/or (2) overhead cost savings therefrom.

         COVENANT DEFAULTS. As of June 30, 1999, the Company was not in compliance with (a) the Minimum Consolidated Net Worth covenant and the Deviation from Business Plan covenant in the New Revolving Loan Agreement and
(2) the Minimum Consolidated Net Worth covenant and the Maximum Permissible Amount definition in the New Term Loan Agreement. The Company is currently in negotiations with the Lenders to obtain waivers of such defaults or, alternatively, to amend the covenants in question to eliminate such defaults. While the Company believes that it will obtain such waivers/amendments, there can be no assurance that the Company and the Lenders will be able to reach agreement on the terms of such waivers/amendments. If the Company and the Lenders are unable to reach agreement on the terms of such amendments/waivers, the Company will be in default under its New Senior Loan Facilities, and the Lenders will be entitled to exercise the remedies afforded them thereunder. If the Company and the Lenders reach agreement on the terms of such waivers/amendments, the Company will timely file a Current Report on Form 8-K describing the terms thereof and attaching, as exhibits thereto, copies of the final waivers/amendments.

         CHANGES ON THE BOARD OF DIRECTORS. Effective as of Friday, July 16, 1999, the Board accepted Mr. Charles MacDonald's resignation as a Director of Atlantic Gulf and appointed Mr. Dan Gropper to fill the vacancy on the Board. Mr. Gropper is a Portfolio Manager with Stonington Management Corp. ("SMC"). SMC is controlled by Mr. Paul Singer. Mr. Singer is also a partner of Elliott Associates, L.P. ("Elliott"), and controls the investment manager of Westgate International, L.P. ("Westgate"). Elliott and Westgate are acting as a group in connection with their investment in the Company.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         There were no new developments since March 31, 1999, with respect to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission on April 30, 1999 (the "1998 Amended Form 10-K").

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

ITEM 2.           CHANGES IN SECURITIES

         ISSUANCE OF 500,000 SHARES OF COMMON STOCK TO APOLLO. In connection with the closing of the New Senior Loan Facilities in February 1999, the Company issued 500,000 shares of Common Stock to Apollo. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES of the 1998 Amended Form 10-K for more information concerning the issuance of these shares.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         See PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES -- NEW SENIOR LOAN FACILITIES and - RECENT DEVELOPMENTS above for a discussion of pending defaults under the Company's New Senior Loan Facilities.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         WARRANT RESET. As part of the Preferred Stock sales transactions consummated in 1997 and early 1998, the Company issued (a) warrants to Apollo, the holder of all of the shares of Series A Preferred Stock, to acquire up to 5,000,000 shares of Common Stock and (b) warrants to the purchasers of the Series B Preferred Stock to acquire up to 4,000,000 shares of Common Stock (collectively, the "Warrants"). The Warrants had an exercise price of $5.75 per share (the "Exercise Price"). The Exercise Price was subject to a downward adjustment, calculated as of March 31, 1999, based on a formula related to the shortfall between actual operating cash flow during the prescribed testing period from certain business lines and targeted operating cash flow (i.e., $62.4 million) from such business lines during the prescribed testing period (the "Warrant Reset"). On June 17, 1999, the Company issued a press release announcing that the Exercise Price of the Warrants had been reduced, effective as of March 31, 1999, to $4.78 per share of Common Stock pursuant to the Warrant Reset provisions in the applicable Warrant agreements.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K (consecutive numbering, see the 1998 Amended Form 10-K)

         (10.24) Employment Agreement, dated May 15, 1999, between Atlantic Gulf and William G. Peacher.

         (27)     Financial Data Schedule.

(b)      Current Reports on Form 8-K

         1. Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 1999, announcing the reduction in the Exercise Price of the Warrants from $5.75 per warrant share to $4.78 per warrant share, effective as of March 31, 1999, pursuant to the Warrant Reset Exercise Price provisions contained in the applicable Warrant agreements.

         2. Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 1999, announcing the Company's corporate restructuring program.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ATLANTIC GULF COMMUNITIES CORPORATION

                                           /s/ JOHN H. FISCHER
                                           -------------------------------------
                                           John H. Fischer
                                           Vice President and Treasurer
                                           Dated: August 16, 1999


                                           /s/  MATT ALLEN
                                           -------------------------------------
                                           Matt Allen
                                           Vice President - Finance
                                           Dated: August 16, 1999