Form 10-Q
period 1999-09-30
ATLANTIC GULF COMMUNITIES CORP
filed 1999-11-15
CIK 771934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

There were 12,393,399 shares of the Registrant's common stock, $.10 par value per share (the "Common Stock"), outstanding as of November 5, 1999.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999, CERTAIN MATTERS DISCUSSED HEREIN, INCLUDING PART II., ITEM 2., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING
STATEMENTS  BASED ON  MANAGEMENT'S  EXPECTATIONS  REGARDING,  AND EVALUATIONS OF
CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN PRIMARY MARKETS IN FLORIDA, OTHER PRIMARY MARKETS IN THE SOUTHEASTERN UNITED STATES AND LUXURY/RESORT MARKETS; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; THE COMPANY'S RECENT OPERATING LOSSES; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO SERVICE AND/OR REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; THE COMPANY'S ABILITY TO SELL PREDECESSOR ASSETS, CORE PROJECTS AND/OR LUXURY/RESORT PROJECTS IN ORDER TO USE THE PROCEEDS THEREFROM TO REDUCE PROJECT AND INSTITUTIONAL INDEBTEDNESS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE RESULTS OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; REDUCED MANAGEMENT PERSONNEL AND RESOURCES; THE RESULTS OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE; AND THE COMPANY'S ABILITY TO REALIZE THE FINANCIAL AND OTHER BENEFITS ANTICIPATED FROM ITS CORPORATE RESTRUCTURING PROGRAM.

                                         TABLE OF CONTENTS
                                         -----------------

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements
               Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998........2

               Consolidated Statements of Operations for the Three and Nine
               Months Ended September 30, 1999 and 1998..........................................3

               Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
               1999 and 1998.....................................................................4

               Notes to Consolidated Financial Statements........................................5

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.....................................................................9

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings................................................................29

      Item 2.  Changes in Securities............................................................30

      Item 3.  Defaults Upon Senior Securities..................................................30

      Item 4.  Submission of Matters to a Vote of Security Holders..............................31

      Item 5.  Other Information................................................................31

      Item 6.  Exhibits and Reports on Form 8-K.................................................31

SIGNATURES......................................................................................32

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


PART I.           FINANCIAL INFORMATION




             [THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY.]

ITEM 1.           FINANCIAL STATEMENTS

                             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                    September 30, 1999 and December 31, 1998
                               (in thousands, except share amounts and par value)


                                                                                   September 30,   December 31,
                                                                                       1999            1998
                                                                                       ----            ----
         Assets                                                                    (unaudited)
         ------
Cash and cash equivalents                                                          $      2,990    $      9,413
Restricted cash and cash equivalents                                                      1,264           1,041
Contract receivables, net                                                                 2,894           4,109
Mortgages, notes and other receivables, net                                              19,247          29,273
Land and residential inventory, net                                                     160,510         166,870
Property, plant and equipment, net                                                       11,834           3,950
Other assets, net                                                                        13,954          15,150
                                                                                   ------------    ------------
Total assets                                                                       $    212,693    $    229,806
                                                                                   ============    ============
         Liabilities and Stockholders' Deficit
         -------------------------------------
Accounts payable and accrued liabilities                                           $     19,590    $     17,533
Other liabilities                                                                        14,553           8,207
Notes and mortgages payable                                                             160,857         151,805
                                                                                   ------------    ------------
Total liabilities                                                                       195,000         177,545
                                                                                   ------------    ------------

Redeemable Preferred Stock
         Series A, 20%, $.01 par value,  2,500,000 shares authorized;
         2,500,000 shares  issued and  outstanding,  having a
         liquidation  preference  of $37,860 and $32,706, as of
         September 30, 1999 and December 31, 1998, respectively                          36,199          30,403

         Series B, 20%, $.01 par value;  2,000,000 shares authorized;
         2,000,000 shares  issued and  outstanding,  having a
         liquidation  preference  of $29,981 and $25,899 as of
         September 30, 1999 and December 31, 1998, respectively                          28,898          24,417
                                                                                   ------------    ------------
                                                                                         65,097          54,820
                                                                                   ------------    ------------
Commitments and Contingencies

Common stockholders' deficit
         Common stock, $.10 par value, 70,000,000 shares authorized;
           12,832,590 and 11,933,359 shares issued and outstanding as
           of September 30, 1999 and December 31, 1998, respectively                      1,283           1,193

         Contributed capital                                                            106,132         117,994

         Accumulated deficit                                                           (148,329)       (115,379)

         Accumulated other comprehensive loss                                            (6,351)         (6,351)

         Treasury stock, 439,191 and 158,536 shares, at cost                               (139)            (16)
                                                                                   ------------    ------------

Total common stockholders' deficit                                                      (47,404)         (2,559)
                                                                                   ------------    ------------
Total liabilities and stockholders' deficit                                        $    212,693    $    229,806
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Operations
                       Three and Nine Months Ended September 30, 1999 and 1998
                                (in thousands, except per share data)
                                             (unaudited)


                                                         Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                        --------------------    --------------------
Revenues:                                                 1999        1998        1999        1998
                                                          ----        ----        ----        ----
    Real estate sales:
         Homesite                                       $  6,068    $  3,505    $ 23,703    $ 10,583
         Commercial                                        9,087       6,463      15,316      52,260
                                                        --------    --------    --------    --------
      Total real estate sales                             15,155       9,968      39,019      62,843
    Other operating revenue                                  789       2,750       4,129       5,846
    Interest income                                          591       1,201       1,636       3,720
                                                        --------    --------    --------    --------
         Total revenues                                   16,535      13,919      44,784      72,409
                                                        --------    --------    --------    --------
Costs and expenses:
    Cost of real estate sales:
         Homesite                                          5,524       2,946      20,771       9,112
         Commercial                                        8,103       3,410      12,627      42,239
                                                        --------    --------    --------    --------
      Total cost of real estate sales                     13,627       6,356      33,398      51,351
    Inventory valuation reserve                            7,890          --      11,314          --
    Selling expense                                        1,033       1,491       4,568       4,711
    Operating expense                                        985         399       2,825       1,165
    Real estate costs                                      1,693       2,871       5,860       6,947
    General and administrative expense                     2,740       2,557       9,765       6,937
    Cost of borrowing, net of amounts capitalized          1,298       1,215       4,049       4,246
    Other expense                                          5,999          96       6,406         567
                                                        --------    --------    --------    --------
         Total costs and expenses                         35,265      14,985      78,185      75,924
                                                        --------    --------    --------    --------
Operating loss                                           (18,730)     (1,066)    (33,401)     (3,515)
                                                        --------    --------    --------    --------
Other (expense) income :
    Reorganization items                                    (234)      4,401         451       5,183
    Miscellaneous                                              -           2           -        (214)
                                                        --------    --------    --------    --------
Total other (expense) income                                (234)      4,403         451       4,969
                                                        --------    --------    --------    --------

Net (loss) income                                        (18,964)      3,337     (32,950)      1,454
                                                        --------    --------    --------    --------
Less:
    Accrued preferred stock dividends                      3,230       2,658       9,237       7,518
    Accretion of preferred stock to redemption amount        350         338       1,041         992
    Modification of preferred stock security interest          -           -       2,380           -
                                                        --------    --------    --------    --------
                                                           3,580       2,996      12,658       8,510
                                                        --------    --------    --------    --------
Net (loss) income applicable to common stock            $(22,544)   $    341    $(45,608)   $ (7,056)
                                                        ========    ========    ========    ========

Basic and diluted net (loss) income per common share    $  (1.78)   $   0.03    $  (3.65)   $  (0.61)
                                                        ========    ========    ========    ========
Weighted average common shares outstanding                12,674      11,729      12,494      11,597
                                                        ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                     ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                         Nine Months Ended September 30, 1999 and 1998
                                   (in thousands of dollars)
                                          (unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                            1999        1998
                                                                            ----        ----
Cash flows from operating activities:
   Net (loss) income                                                     $ (32,950)   $   1,454
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Depreciation and amortization                                       5,069        3,478
         Other expense (income)                                                 84         (577)
         Vaulation reserves                                                 11,314            -
         Reorganization items                                                    -           45
         Land acquisitions                                                       -      (22,125)
         Other net changes in assets and liabilities:
            Restricted cash                                                   (223)         589
            Receivables                                                     10,920        3,996
            Land and residential inventory                                 (11,016)           5
            Other assets                                                     1,196       (2,052)
            Accounts payable and accrued liabilities                         2,543        1,402
            Other liabilities                                               (1,243)      (1,027)
                                                                         ---------    ---------
                  Net cash used in operating activities                    (14,306)     (14,812)
                                                                         ---------    ---------

Cash flow from investing activities:
   Additions to property, plant and equipment, net                          (2,263)      (4,771)
                                                                         ---------    ---------
                  Net cash used in investing activities                     (2,263)      (4,771)
                                                                         ---------    ---------

Cash flows from financing activities:
   Borrowings under credit agreements                                      108,079       64,854
   Repayments under credit agreements                                      (97,933)     (50,572)
   Proceeds from issuance of preferred stock                                     -        1,735
                                                                         ---------    ---------
                  Net cash provided by financing activities                 10,146       16,017
                                                                         ---------    ---------

Decrease in cash and cash equivalents                                       (6,423)      (3,566)

Cash and cash equivalents at beginning of period                             9,413        9,188
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $   2,990    $   5,622
                                                                         =========    =========

Supplemental cash flow information:
   Interest payments, net of amounts capitalized                         $   4,049    $   3,951
                                                                         =========    =========
   Reorganization item payments                                          $       -    $      45
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)


(1) The September 30, 1999 financial statements are unaudited. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 1999 ("1998 Form 10-K"). Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to income when the related asset is sold. Capitalized interest was $6,113,000 and $16,310,000 for the three and nine months ended September 30, 1999, respectively, and $3,199,000 and $8,595,000 for the three and nine month periods ended September 30, 1998, respectively.

(4) Revenue from the sale of land is recognized when all the criteria for sales pursuant to SFAS 66, ACCOUNTING FOR SALES OF REAL ESTATE, have been met.

(5) Pursuant to the Company's 1996 Non-Employee Directors' Stock Plan, the Company issued to its Non-Employee Directors 30,000 shares of Common Stock at a price of $0.75 per share for the first quarter of 1999, 13,212 shares of Common Stock at a price of $1.70 per share for the second quarter of 1999, and 36,000 shares of Common Stock at a price of $0.63 per share for the third quarter of 1999. On August 4, 1999, the Company amended the 1996 Non-Employee Directors' Stock Plan to eliminate the issuance of Common Stock to its Non-Employee Directors effective as of October 1, 1999 and to provide for the payment of (1) an annual retainer fee of $25,000 payable quarterly in advance in $6,250.00 installments, in cash, to each Non-Employee Director other than Mr. Rutherford, Mr. Gropper and the "Apollo Directors", and (2) an annual retainer fee of $10,000 payable quarterly in advance in $2,500.00 installments, in cash, to Mr. Gropper (for so long as he is a Non-Employee Director) and the Apollo Directors. For purposes of the Stock Plan, "Apollo Directors" are the Non-Employee Directors appointed by AP-AGC, LLC pursuant to that certain Amended and Restated Investment Agreement dated as of February 7, 1997, as amended.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)


(6) The Company and AP-AGC, LLC, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), are parties to that certain Investment Agreement, as amended (the "Investment Agreement"), pursuant to which Apollo purchased during 1998 (a) 2.5 million shares of 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock") for an aggregate purchase price of $24.7 million ($9.88 per share) and (b) warrants to purchase up to 5 million shares of Common Stock (the "Investor Warrants"), for an aggregate purchase price of $0.3 million ($.06 per Investor Warrant share) (the "Apollo Transaction").

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)


(7) Redeemable preferred stock (which includes the Series A Preferred Stock and the 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock")) consisted of the following at September 30, 1999, December 31, 1998 and September 30, 1998 (in thousands of dollars):

                                                           September 30, December 31, September 30,
                                                               1999         1998          1998
                                                               ----         ----          ----
Series A Preferred Stock:
-------------------------
Gross proceeds                                               $ 25,000     $ 25,000      $ 25,000
Accrued dividends                                              12,860        7,706         6,149
                                                             --------     --------      --------
Liquidation Preference amount                                  37,860       32,706        31,149
Less issue costs                                               (3,104)      (3,104)       (3,100)
Less warrants purchased                                          (300)        (300)         (300)
Plus accretion of preferred stock to redemption amount          1,743        1,101           891
                                                             --------     --------      --------
Total Series A Preferred Stock                                 36,199       30,403        28,640
                                                             --------     --------      --------

Series B Preferred Stock:
-------------------------
Private Placement June 24, 1997:
    Gross proceeds                                             10,000       10,000        10,000
    Accrued dividends                                           5,574        3,453         2,812
                                                             --------     --------      --------
    Liquidation Preference amount                              15,574       13,453        12,812
    Less issue costs                                             (950)        (950)         (950)
    Less warrants purchased                                      (120)        (120)         (120)
    Plus accretion of preferred stock to redemption amount        567          369           303
                                                             --------     --------      --------
                                                               15,071       12,752        12,045
                                                             --------     --------      --------
Rights Offering November 19, 1997:
    Gross proceeds                                             10,000       10,000        10,000
    Accrued dividends                                           4,407        2,446         1,853
                                                             --------     --------      --------
    Liquidation Preference amount                              14,407       12,446        11,853
    Less issue costs                                             (950)        (950)         (950)
    Less warrants purchased                                      (120)        (120)         (120)
    Plus accretion of preferred stock to redemption amount        490          289           224
                                                             --------     --------      --------
                                                               13,827       11,665        11,007
                                                             --------     --------      --------
Total Series B Preferred Stock                                 28,898       24,417        23,052
                                                             --------     --------      --------

Total Redeemable Preferred Stock                             $ 65,097     $ 54,820      $ 51,692
                                                             ========     ========      ========

(8) During the first nine months of 1999 and 1998, comprehensive loss consisted only of the net losses for those periods.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)


(9)      Segment Reporting

         Nine Months Ended September 30, 1999:
         -------------------------------------

                                       Primary        Luxury/
                                        Market        Resort      Predecessor
                                      Operations    Operations       Assets        Other       Total
                                      ----------------------------------------------------------------
Total Revenues                        $  28,251      $  4,862      $  5,906      $  5,765    $  44,784
                                      =========      ========      ========      ========    =========

Gross Profit                          $   3,639      $  1,088      $    894      $      -    $   5,621
                                      =========      ========      ========      ========

Inventory valuation reserve             (11,314)            -             -             -      (11,314)

Unallocated revenues (expenses), net                                                           (27,257)
                                                                                             ---------

Net Loss                                                                                     $ (32,950)
                                                                                             =========


         Nine Months Ended September 30, 1998:
         -------------------------------------


                                       Primary        Luxury/
                                        Market        Resort      Predecessor
                                      Operations    Operations       Assets        Other       Total
                                      ----------------------------------------------------------------
Total Revenues                        $  43,157      $      -      $ 19,686      $  9,566    $  72,409
                                      =========      ========      ========      ========    =========

Gross Profit                          $  10,412      $      -      $  1,080      $      -    $  11,492
                                      =========      ========      ========      ========
Unallocated revenues (expenses), net                                                           (10,038)
                                                                                             ---------

Net Income                                                                                   $   1,454
                                                                                             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE DISCUSSION OF THE COMPANY'S BUSINESS IN THE SECTIONS BELOW ENTITLED "CURRENT BUSINESS," "CORE BUSINESS" AND "PREDECESSOR ASSETS" SHOULD BE READ IN CONJUNCTION WITH THE DISCUSSION OF THE COMPANY'S CORPORATE RESTRUCTURING AND STRATEGIC ALTERNATIVES INITIATIVE IN THE SECTION BELOW ENTITLED "RECENT DEVELOPMENTS."

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

         As of September 30, 1999, the Company (1) owned all of the equity, or had equity ownership interests in joint ventures which owned all of the equity, in 11 Core Projects, consisting of eight Primary Projects and three
Luxury/Resort Projects and (2) had three additional planned Primary Projects under control, excluding the Rayland project, which the Company no longer intends to acquire. The 11 existing Core Projects and three planned Primary Projects are referred to as the Company's "CORE DEVELOPMENT PORTFOLIO."

         The Board of Directors made the decision in the third quarter of fiscal 1999 (1) to further reduce its overhead costs, (2) to further reduce its staffing and to eliminate additional senior management positions, (3) to replace its President and Chief Executive Officer, (4) to terminate its headquarters lease in Miami, Florida, and to relocate its offices to Boca Raton, Florida, by December 1, 1999, (5) to begin selling Core Projects in the fourth quarter of fiscal 1999, (6) to use the net proceeds from such sales (after payment of transaction costs) to repay Project indebtedness and, to the extent of remaining net proceeds, to repay the Revolving Loan Facility and the Term Loan Facility, in that order, (7) to focus its attention on the development, build-out and sale of units at its two Luxury/Resort Projects, West Bay Club and Chenoa, and continue to facilitate the orderly disposition of scattered PREDECESSOR HOMESITES (as defined below) and PREDECESSOR TRACTS (as defined below) located in secondary markets in Florida and Tennessee (collectively, "PREDECESSOR ASSETS") and its Receivable Portfolio (as defined below) and (8) to write down the carrying values of its Lakeside Estates Project, its Saxon Woods Project, its Trails of West Frisco Project and its West Meadows Project by $3.4 million, $1.3 million, $1.1 million and $2.1 million, respectively. As discussed below, the continuing disposition of Predecessor Assets is a run-off business and not part of the Company's Core Business. See "Recent Developments" below.

CORE BUSINESS

         GENERAL. The Company's Core Business consists of three principal business lines, (1) development and sale of Primary Projects, (2) development and sale of Luxury/Resort Projects and (3) Other Operations, principally including Environmental Services and Receivables Portfolio Management. See PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS.

         PRIMARY PROJECTS. As of September 30, 1999, the Company was engaged in the acquisition, development and sale of Primary Projects in Florida, North Carolina, Georgia and Texas. See PART I, ITEM 1. BUSINESS - CORE BUSINESS -- PRIMARY PROJECTS of the 1998 Amended Form 10-K for more information concerning these Projects, including the scope and location of each Project.

                  REMAINING UNSOLD LOTS/UNITS/ACRES IN THE PRIMARY PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Primary Projects, by Project, as of September 30, 1999:

                                           -----------------------------------------------------------------
                                             REMAINING UNSOLD LOTS/UNITS/ACRES AS OF SEPTEMBER 30, 1999(1)
                                           -----------------------------------------------------------------
                                               SINGLE FAMILY        MULTI-FAMILY           COMMERCIAL
                                           -----------------------------------------------------------------
                                              TOTAL    TOTAL       TOTAL     TOTAL      TOTAL      TOTAL
                                               LOTS   ENTITLED(2)  UNITS   ENTITLED(2)  ACRES    ENTITLED(2)
                                           -----------------------------------------------------------------
OWNED PROPERTIES
----------------
Lakeside Estates......................           462      462           -         -         -         -
Saxon Woods ..........................           355      355           -         -         -         -
West Meadows .........................           660      660           -         -         -         -
The Trails of West Frisco ............         1,298    1,298           -         -         -         -
                                           -----------------------------------------------------------------
SUBTOTAL OWNED PROPERTIES.............         2,775    2,775           -         -         -         -
                                           -----------------------------------------------------------------

JOINT VENTURE PROPERTIES
------------------------
Sunset Lakes(3) ......................         1,146    1,146           -         -         -         -
Falcon Trace .........................           520      520           -         -         -         -
Cary Glen(4) .........................           852      852         257       257         -         -
Orlando Naval Training Center(5)......           911        -       2,129         -       131         -
                                           -----------------------------------------------------------------
SUBTOTAL JOINT VENTURE PROPERTIES.....         3,429    2,518       2,386       257       131         -
                                           -----------------------------------------------------------------

CONTROLLED PROPERTIES (6)
-------------------------
Anneewakee Falls(7)...................         1,226        -           -         -         -         -
Baxter Martinez(8)....................         1,182        -         217         -        27         -
Harbor Bay(9).........................         1,371        -         410         -        44         -
                                           -----------------------------------------------------------------
SUBTOTAL CONTROLLED PROPERTIES(10)....         3,779        -         627         -        71         -
                                           -----------------------------------------------------------------
TOTAL ALL PROPERTIES..................         9,983    5,293       3,013       257       202         -
                                           =================================================================

(1) Varying from Project to Project, unsold units are developed, under development or to be developed in the future. The change in remaining unsold lots/units/acres from December 31, 1998 is a result of sales activity and any modifications made to the scope of the Project during the intervening period.
(2) "Entitled" means having the necessary discretionary local, state, and federal government approvals and permits to proceed with development of the Project.
(3) The Company's interest in this project is currently under contract. The closing of the sale, which is subject to the satisfaction of certain conditions, is scheduled for November 15, 1999.
(4)      The Company has a limited  partnership  interest in this  project.  SEE
         PART II, ITEM 1. LEGAL PROCEEDINGS - CARY GLEN PROJECT.
(5) The Company is currently negotiating the sale of its joint venture interest to its joint venture partners pursuant to a purchase option granted to the joint venture partners in the joint venture agreement.
(6) The Company does not currently own these Projects, but has entered into contractual relationships (i.e., purchase agreements with customary conditions precedent, option agreements, joint venture arrangements, other similar arrangements, etc.) to acquire them. There can be no assurance the Company will actually acquire these properties.
(7) This Project is located in Georgia, southwest of Atlanta in Douglas County. The Company controls this Project through a purchase contract executed on February 19, 1999.
(8) This Project is located in Tampa, Florida. The Company controls the Project through various purchase contracts.
(9) The Company's interest in this project is currently under contract. The closing of the sale, which is subject to the satisfaction of certain conditions, is scheduled for December 10, 1999.
(10) The Company previously had listed a contract to acquire the Rayland Project under Controlled Properties. The Company has decided not to pursue this acquisition and has requested a refund of its contract deposit.

         LUXURY/RESORT PROJECTS. The Company also is engaged in the acquisition, development and sale of master planned Luxury/Resort Projects in Luxury/Resort Markets in Florida and Colorado. See PART I, ITEM 1. BUSINESS - CORE BUSINESS -- LUXURY/RESORT PROJECTS of the 1998 Amended Form 10-K for more information concerning these Projects, including the scope and location of each Project.

                  REMAINING UNSOLD LOTS/UNITS/ACRES IN THE LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Luxury/Resort Projects, by Project, as of September 30, 1999:

                                     ---------------------------------------------------------------------------------------------
                                                        REMAINING UNSOLD LOTS/UNITS/ACRES AT SEPTEMBER 30, 1999(1)
                                     ---------------------------------------------------------------------------------------------
                                                                     VERTICAL RESIDENTIAL UNITS
                                          HOMESITES       -----------------------------------------------------     COMMERCIAL
                                        SINGLE FAMILY     SINGLE FAMILY      MULTI-FAMILY     TIMESHARE CABINS      DEVELOPMENT
                                     ---------------------------------------------------------------------------------------------
                                       TOTAL    TOTAL     TOTAL    TOTAL    TOTAL    TOTAL     TOTAL     TOTAL    TOTAL    TOTAL
                                        LOTS   ENTITLED   UNITS   ENTITLED  UNITS   ENTITLED   UNITS   ENTITLED   ACRES   ENTITLED
                                     ---------------------------------------------------------------------------------------------
OWNED PROPERTIES
----------------
West Bay Club.......................     259      259       81        81     769       769        -          -      13        13
Chenoa (2)..........................     352        -        -         -      50         -       75          -       -         -
                                     ---------------------------------------------------------------------------------------------
SUBTOTAL OWNED PROPERTIES...........     611      259       81        81     819       769       75          -      13        13
                                     ---------------------------------------------------------------------------------------------

JOINT VENTURE PROPERTIES
------------------------
Jupiter Ocean Grande(3).............       -        -        -         -     154       154        -          -       -         -
                                     ---------------------------------------------------------------------------------------------
TOTAL ALL PROPERTIES................     611      259       81        81     973       923       75          -      13        13
                                     =============================================================================================

(1) Varying from Project to Project, unsold units are developed, under development or to be developed in the future. The change in remaining unsold lots/units/acres from December 31, 1998 is a result of sales activity and any modifications made to the scope of the Project during the intervening period.
(2)      Formerly known as Aspen Springs Ranch.
(3)      The Company is negotiating to sell its interest in this Project.


         OTHER OPERATIONS.
         -----------------

                  ENVIRONMENTAL SERVICES. EQ Lab, a wholly owned subsidiary of the Company, is a full service ecological consulting firm and laboratory. EQ Lab recorded (1) approximately $557,000 and $359,000 of total revenues in the third quarter of 1999 and 1998, respectively, and (2) approximately $1,347,000 and $1,227,000 of total revenues in the first nine months of 1999 and 1998, respectively. EQ Lab recorded (1) approximately $243,000 and $258,000 of revenues from unaffiliated third parties in the third quarter of 1999 and 1998, respectively, and (2) approximately $702,000 and $877,000 of revenues from unaffiliated third parties in the first nine months of 1999 and 1998, respectively.

         The Company is currently negotiating to sell the stock of EQ Lab.

                  RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "CONTRACT RECEIVABLES") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "MORTGAGE RECEIVABLES," which, together with the Contract Receivables, are collectively referred to as the "RECEIVABLES PORTFOLIO"). As of September 30, 1999, the portfolio of Contract Receivables had a net book value of $2.9 million, and the portfolio of Mortgage Receivables had a net book value of $19.2 million. As of December 31, 1998, the portfolio of Contract Receivables had a net book value of $4.1 million, and the portfolio of Mortgage Receivables had a net book value of $29.3 million.

PREDECESSOR ASSETS

         The following table summarizes the Company's Predecessor Homesite Inventory by secondary market area as of September 30, 1999:

                         PREDECESSOR HOMESITE INVENTORY
                         ------------------------------

                                       Other                            Total
                          Standard   Developed  Buildable   Other    Predecessor
Market Area              Buildable      Lots    Reserved  Restricted  Homesites
-------------------------------------------------------------------------------

North Port                  3,505          9         64        129      3,707
Port Charlotte                583         71      1,622        361      2,637
Port St. Lucie                193         27        306         60        586
Port Malabar                   86          2      1,759      1,542      3,389
Port Labelle                  742          -         31      1,051      1,824
Sabal Trace                     -          -          -          -          -
Silver Springs Shores       2,351         79        229        279      2,938
Cumberland Cove               180          -          -          8        188
Other                          38          -         31          6         75
                        -----------------------------------------------------
Total                       7,678        188      4,042      3,436     15,344
                        =====================================================

         The following table summarizes the Company's Predecessor Commercial Development Inventory by secondary market area as of September 30, 1999:

                  PREDECESSOR COMMERCIAL DEVELOPMENT INVENTORY
                  --------------------------------------------

                                                               Total
           Market Area                                         Acres
           --------------------------------------------------------------

           North Port                                             491
           Port Charlotte                                       1,403
           Port St. Lucie                                         335
           Port Malabar                                           869
           Port Labelle                                           224
           Silver Springs Shores                                   36
           Cumberland Cove                                        685
           Other                                                   39
                                                            -------------
           Total                                                4,082
                                                            =============


         The decrease in inventory from December 31, 1998 is primarily a result of sales activity during the intervening period in accordance with the Company's plan of disposal of Predecessor Assets. See PART I, ITEM 1. BUSINESS - PREDECESSOR ASSETS of the 1998 Amended Form 10-K for information concerning the Predecessor Homesite and Predecessor Commercial Development Inventory.

RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
         ---------------------------------------------------------------

         The  Company's   results  of  operations  for  its  Core  Business  and
Predecessor Assets for the nine months ended September 30, 1999 and 1998, respectively, are summarized below:

                             Combining Results of Real Estate Operations
                             -------------------------------------------

                                Nine Months Ended September 30, 1999
                                           (in thousands)


                                                   Primary     Luxury/
                                                    Market     Resort     Predecessor
                                                 Operations  Operations      Assets         Total
                                                 --------------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................     $   15,751  $    4,862    $    3,090    $   23,703
      Commercial............................         12,500           -         2,816        15,316
                                                 --------------------------------------------------
   Total real estate sales..................         28,251       4,862         5,906        39,019
                                                 --------------------------------------------------
Costs and expenses:
   Cost of real estate sales
      Homesite..............................         14,287       3,774         2,710        20,771
      Commercial............................         10,325           -         2,302        12,627
                                                 --------------------------------------------------
Total cost of real estate sales.............         24,612       3,774         5,012        33,398
                                                 --------------------------------------------------

Gross margin real estate sales .............     $    3,639  $    1,088    $      894    $    5,621
                                                 ==================================================

Results of Joint Venture Operations(1)......     $   (1,546) $   (4,869)   $        -    $   (6,415)
                                                 ==================================================

(1)      Included  in  "other  expense"  in  the   Consolidated   Statements  of
         Operations.

                             Combining Results of Real Estate Operations
                             -------------------------------------------

                                Nine Months Ended September 30, 1998
                                           (in thousands)


                                                  Primary     Luxury/
                                                   Market      Resort     Predecessor
                                                 Operations  Operations      Assets        Total
                                                 ---------------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................     $    7,857 $         -    $    2,726    $    10,583
      Commercial............................         35,300           -        16,960         52,260
                                                 ---------------------------------------------------
   Total real estate sales..................         43,157           -        19,686         62,843

Costs and expenses:
   Cost of real estate sales
      Homesite..............................          6,701           -         2,411          9,112
      Commercial............................         26,044           -        16,195         42,239
                                                 ---------------------------------------------------
Total cost of real estate sales.............         32,745           -        18,606         51,351
                                                 ---------------------------------------------------

Gross margin real estate sales .............     $   10,412 $         -    $    1,080    $    11,492
                                                 ===================================================

Results of Joint Venture Operations(1)......     $    1,778 $      (342)   $        -    $     1,436
                                                 ===================================================

(1)      Included  in  "other  expense"  in  the   Consolidated   Statements  of
         Operations.


         OVERVIEW. The Company reported a net loss applicable to Common Stock of $45.6 million in the first nine months of 1999 compared to a net loss of $7.1 million applicable to Common Stock in the first nine months of 1998. The increase in the net loss of $38.5 million was due primarily to (1) a $5.9 million decrease in gross margin on real estate sales, (2) a $1.7 million decrease in other operating revenue, (3) a $2.1 million decrease in interest income, (4) inventory valuation reserves of $11.3 million, (5) a $1.7 million increase in operating expense, (6) a $2.8 million increase in general and administrative expenses, (7) a $5.8 million increase in other expense, (8) a decrease of $4.5 million in other income, and (9) a $4.1 million increase in preferred stock charges, partially offset by (10) a $1.1 million decrease in real estate costs.

         PRIMARY MARKET OPERATIONS.

                  HOMESITES. Revenues from Homesite sales increased $7.9 million in the first nine months of 1999 compared to the first nine months of 1998 due primarily to sales at The Trails of West Frisco Project. There were no sales at The Trails of West Frisco Project in the first nine months of 1998. The Homesite sales gross margin percentage was 9.3% in the first nine months of 1999 compared to 14.7% in the first nine months of 1998. The lower Homesite sales gross margin percentage in the first nine months of 1999 compared to the first nine months of 1998 was due primarily to a decline in the gross margin associated with the Lakeside Estates Project due to an increase in the estimated cost to complete that Project in 1998, resulting in less than break-even margins for the remainder of the Lakeside Estates Project.

         As of September 30, 1999, the Company had under contract approximately 792 Homesites for $23.6 million with 14 homebuilders in the Lakeside Estates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project. As of December 31, 1998, the Company had under contract approximately 650 Homesites for $19.8 million with 11 homebuilders in the Lakeside Estates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project. And, as of September 30, 1998, the Company had under contract approximately 817 Homesites for $28.3 million with 13 homebuilders in the Lakeside Estates Project, the Saxon Woods Project, the West Meadows Project and The Trails of West Frisco Project.

         The Company is a party to a contract to sell its interest in the Harbor Bay Project. The closing of the sale, which is subject to the satisfaction of certain conditions, is scheduled for December 10, 1999.

         Inventory valuation reserve charges of $7.9 million were recognized in the third quarter of 1999 and represent a reduction in the carrying value of the Company's inventory based upon a review of the fair values of various homesite projects.

                  COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were $12.5 million in the first nine months of 1999, compared to $35.3 million in the first nine months of 1998. In September 1999, the Company closed on the sale of the remaining property in the Riverwalk Towers Project for $8.0 million. In January 1999, the Company closed on the sale of the West Meadows Project for $4.5 million. In April 1998, the Company sold and closed Dave's Creek for $24.8 million. In June 1998, the Company sold a portion of the Riverwalk Towers Project for $7.0 million.

                  JOINT VENTURES. Results of Joint Ventures decreased by $3.3 million in the first nine months of 1999 compared to the first nine months of 1998. This was primarily associated with an investment valuation reserve charge of $1.7 million. During 1998, the Sunset Lakes Project commenced operations resulting in initial sales to all the builders. The comparable period in 1999 represents results of operations from more normalized sales volumes. As of September 30, 1999, December 31, 1998 and September 30, 1998, the Company's Sunset Lakes and Falcon Trace JV Projects had 504, 787 and 885 Homesites under contract, respectively, totaling approximately $24.7 million, $37.3 million and $41.0 million, respectively, in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

         The Company's interest in the Sunset Lakes Project is currently under contract. The closing of the sale at a profit, which is subject to the satisfaction of certain conditions, is scheduled for November 15,1999.

         Investment valuation reserve charges of $1.7 million were recognized in the third quarter of 1999 and represent a reduction in the carrying value of the Company's joint venture investments based upon a review of the fair values of various joint venture projects.

         LUXURY/RESORT OPERATIONS.
         -------------------------

                  HOMESITES. Homesite sales began at the West Bay Club Project during the first nine months of 1999. Because the West Bay Club Project was still under development as of September 30, 1998, there were no sales at the West Bay Club Project in the first nine months of 1998.

         As of September 30, 1999 and December 31, 1998, the Company had under contract approximately 180 and 12 Homesites for $9.8 million and $2.4 million, respectively, with 7 homebuilders in the West Bay Club Project. There were no pending sales contracts at the West Bay Club Project as of September 30, 1998.

                  JOINT VENTURES. Results of Joint Ventures in the first nine months of 1999 decreased $4.5 million compared to the first nine months of 1998 due to increased marketing related expenses associated with the Jupiter Ocean Grande Project start-up and an investment valuation reserve charge of $4.4 million recognized in the third quarter of 1999 representing a reduction in the carrying value of the Company's joint venture investments in Jupiter Ocean Grande based upon a review of the fair values of the joint venture project.

         PREDECESSOR ASSETS.
         -------------------

                  PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales increased $364,000 in the first nine months of 1999 compared to the first nine months of 1998 due primarily to the sale of 75 Predecessor Homesites in the Sable Trace Project. There were only nominal sales in the Sable Trace Project in the first nine months of 1998 due to Project start-up. Other Predecessor Homesites sales declined in the first nine months of 1999 compared to the number of Predecessor Homesites sold in the first nine months of 1998 consistent with continued portfolio run-off. The Predecessor Homesite sales gross margin percentage was 12.3% in the first nine months of 1999 compared to 11.6% in the first nine months of 1998. This percentage is consistent with the Company's plan of disposal of its Predecessor Assets.

         As of September 30, 1999, the Company had under contract approximately 16 Predecessor Homesites for $198,000. As of December 31, 1998, the Company had under contract 2 commercial lots allocated to Predecessor Homesites for $99,000. And, as of September 30, 1998, the Company had under contract approximately 54 Predecessor Homesites for $226,000.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased $14.1 million in the first nine months of 1999 compared to the first nine months of 1998 due primarily to fewer sales from a declining inventory balance. As of September 30, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.8 million. As of December 31, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $980,000. And, as of September 30, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $4.3 million.

         The 18.3% Predecessor Tract sales gross margin percentage in the first nine months of 1999 is due to significantly fewer sales on more profitable terms. The 4.5% Predecessor Tract sales gross margin percentage in the first nine months of 1998 is generally more consistent with the Company's plan of disposal for Predecessor Assets.

         OTHER RESULTS OF OPERATIONS.
         ----------------------------

                  INVENTORY VALUATION RESERVES. Inventory valuation reserve charges of $3.4 million were recognized in the second quarter of 1999 and $7.9 million in the third quarter of 1999 and represent a reduction in the carrying value of the Company's inventory based upon a review of the fair values.

                  OTHER OPERATING REVENUE. Other operating revenue decreased by $1.7 million in the first nine months of 1999 compared to the first nine months of 1998. The decrease was due to a $1.0 million settlement received in 1998.

                  INTEREST INCOME. Interest income decreased by $2.1 million in the first nine months of 1999 compared to the first nine months of 1998. The decrease was due to discounts offered to borrowers to induce prepayment of their mortgages for liquidity purposes, as well as normal Contract Receivables and Mortgage Receivables portfolio run-off.

                  OPERATING EXPENSE. Operating expense increased by $1.7 million in the first nine months of 1999 compared to the first nine months of 1998. The increase was primarily due to losses incurred with start-up operations in connection with the Amenities at the West Bay Club Project in 1998.

                  REAL ESTATE COSTS. Real estate costs decreased by $1.1 million in the first nine months of 1999 compared to the first nine months of 1998. The decrease was due to marketing and advertising expenses associated with the opening of the West Bay Club Project.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $2.8 million in the first nine months of 1999 compared to the first nine months of 1998 due primarily to (1) expenses of the Special Committee of the Board of Directors associated with the Company's strategic alternatives initiative, including the retention of BT Alex. Brown, (2) certain corporate restructuring expenses, including severance costs, lease restructuring expenses and other similar costs and expenses, (3) employee bonuses, including the stock component of bonuses issued to certain executives effective March 15, 1999 and
(4) forgiveness of debt costs and other costs associated with the employment termination agreement for the Company's prior President and Chief Executive Officer, pursuant to which the Company cancelled a nonrecourse loan previously made to the President and Chief Executive Officer and the stock purchased with the proceeds of the loan was returned to the Company.

                  OTHER EXPENSE. Other expense increased by $5.9 million in the first nine months of 1999 compared to the first nine months of 1998 primarily due to a valuation allowance recorded on the Company's investment in Joint Ventures based upon a review of fair values.

                  OTHER INCOME. Other income decreased by $4.5 million in the first nine months of 1999 compared to the first nine months of 1998. The decrease was primarily due to a $3.8 million utility trust payout in September 1998.

                  PREFERRED STOCK CHARGES. During the first nine months of 1999, the Company recorded a $9.2 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated, but unpaid, as of September 30, 1999. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. The liquidation preference of the Preferred Stock was $67.8 million, $58.6 million and $55.8 million as of September 30, 1999, December 31, 1998, and September 30, 1998, respectively. The Company accreted $1.0 million of the value of its Preferred Stock to the redemption amount in the first nine months of 1999.


         In  connection  with the closing of the new Senior Loan  Facilities  in
February  1999,  the Company  issued notes  totaling  $1.85  million and 500,000 shares of Common Stock at a price of $1.06 per share to AP-AGC,  LLC  ("APOLLO")
in exchange for Apollo's (a) consent to the Company entering into the new Senior
Loan Facilities and agreement to subordinate its collateral  interest in certain of the  Company's  assets,  (b)  agreement to certain  amendments to the Secured
Agreement  and  Investment  Agreement  and (c)  agreement  to enter into the new
Intercreditor   Agreement  with  the  lenders  party  to  the  new  Senior  Loan
Facilities.  The  total  value  of the  consideration  paid to  Apollo  was $2.4 million. The total of approximately $12.7 million of preferred stock charges was
charged  to  contributed   capital  in  the  accompanying   September  30,  1999
consolidated balance sheet.



        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        ----------------------------------------------------------------

         The  Company's   results  of  operations  for  its  Core  Business  and
Predecessor  Assets for the three months ended  September  30, 1999 and 1998 are summarized below:

                                Combining Results of Real Estate Operations
                                -------------------------------------------

                                   Three Months Ended September 30, 1999
                                               (in thousands)

                                                    Primary         Luxury/
                                                     Market          Resort         Predecessor
                                                   Operations      Operations         Assets          Total
                                                 ----------------------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................     $       5,265   $         -    $         803   $     6,068
      Commercial............................             8,000             -            1,087         9,087
                                                 ----------------------------------------------------------
   Total real estate sales..................            13,265             -            1,890        15,155
                                                 ----------------------------------------------------------
Costs and expenses:
   Cost of real estate sales
      Homesite..............................             4,881           (90)             733         5,524
      Commercial............................             7,084             -            1,019         8,103
                                                 ----------------------------------------------------------
Total cost of real estate sales.............            11,965           (90)           1,752        13,627
                                                 ----------------------------------------------------------

Gross margin real estate sales .............     $       1,300   $        90    $         138   $     1,528
                                                 ==========================================================

Results of Joint Venture Operations(1)......     $      (1,512)  $    (4,496)   $           -   $    (6,008)
                                                 ==========================================================

(1)      Included  in  "other  expense"  in  the   Consolidated   Statements  of
         Operations.

                           Combining Results of Real Estate Operations
                           -------------------------------------------

                              Three Months Ended September 30, 1998
                                         (in thousands)

                                                  Primary      Luxury/
                                                   Market       Resort    Predecessor
                                                 Operations   Operations     Assets      Total
                                                 -----------------------------------------------
Revenues:
   Real estate sales
      Homesite..............................     $    2,821   $        -    $     684   $  3,505
      Commercial............................          3,520                     2,943      6,463
                                                 -----------------------------------------------
   Total real estate sales..................          6,341            -        3,627      9,968
                                                 -----------------------------------------------
Costs and expenses:
   Cost of real estate sales
      Homesite..............................          2,385            -          561      2,946
      Commercial............................            842            -        2,568      3,410
                                                 -----------------------------------------------
Total cost of real estate sales.............          3,227            -        3,129      6,356
                                                 -----------------------------------------------

Gross margin real estate sales .............     $    3,114   $        -    $     498   $  3,612
                                                 ===============================================

Results of Joint Venture Operations(1)......     $      591   $      (96)   $       -   $    495
                                                 ===============================================

(1)      Included  in  "other  expense"  in  the   Consolidated   Statements  of
         Operations.


         OVERVIEW. The Company reported a net loss applicable to Common Stock of $22.5 million in the third quarter of 1999 compared to a net income of $341,000 applicable to Common Stock in the third quarter of 1998. The increase in the net loss of $22.9 million was due primarily to (1) inventory valuation reserve charges of $7.9 million, (2) an increase in other expense of $5.9 million, (3) a $2.1 million decrease in gross margin on real estate sales, (4) a $2.0 million decrease in other operating revenue, (5) a $4.2 million decrease in other income, (6) a $584,000 increase in preferred stock charges and, (7) a $610,000 decrease in interest income, offset by (8) a $1.2 million decrease in real estate costs.

         PRIMARY MARKET OPERATIONS.
         --------------------------

                  HOMESITES. Revenues from Homesite sales increased $2.4 million in the third quarter of 1999 compared to the third quarter of 1998 due primarily to sales at The Trails of West Frisco Project. There were no sales at The Trails of West Frisco Project in the third quarter of 1998. The Homesite sales gross margin percentage was 7.3% in the third quarter of 1999 compared to 15.4% in the third quarter of 1998. The lower Homesite sales gross margin percentage in the third quarter of 1999 was due primarily to a decline in the gross margin associated with the Lakeside Estates Project due to an increase in the estimated cost to complete that Project.

                  COMMERCIAL DEVELOPMENT. In the third quarter of 1999, the Company closed on the sale of the remaining property in the Riverwalk Towers Project for $8.0 million. In the third quarter of 1998, the Company received additional sales proceeds on the Dave's Creek property upon receipt of an Army Corp of Engineers permit.

                  JOINT VENTURES. Results of Joint Ventures decreased by $2.1 million in the third quarter of 1999 compared to the third quarter of 1998. This decrease was primarily associated with an investment valuation reserve charge of $1.7 million relating to various joint venture projects. During 1998, the Sunset Lakes Project commenced operations resulting in initial sales to all the builders. The comparable period in 1999 represents results of operations for more normalized sales volumes.

         LUXURY/RESORT OPERATIONS.
         -------------------------

                  HOMESITES. Homesite sales began at the West Bay Club Project in 1999. There were no sales at the West Bay Club Project in the third quarter of 1999 or 1998.

                  JOINT VENTURES. Results of Joint Ventures in the third quarter of 1999 decreased by $4.4 million as compared to the third quarter of 1998. This decrease was the result of an investment valuation reserve charge of $4.4 million related to the Jupiter Ocean Grande Joint Venture Project.

         PREDECESSOR ASSETS.
         -------------------

                  PREDECESSOR HOMESITES. Predecessor Homesites sales in the third quarter of 1999 were comparable to sales in the third quarter of 1998. The Predecessor Homesite sales gross margin percentage was 8.7% in the third quarter of 1999 compared to 18.0% in the third quarter of 1998.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased $1.9 million in the third quarter of 1999 compared to the third quarter of 1998 due primarily to fewer sales from a declining inventory balance.

         The 6.3% Predecessor Tract sales gross margin percentage in the third quarter of 1999 compared to the 12.7% Predecessor Tract sales gross margin percentage in the third quarter of 1998 is generally more consistent with the Company's plan of disposal of Predecessor Assets.

         OTHER RESULTS OF OPERATIONS.
         ----------------------------

                  INVENTORY VALUATION RESERVES. Inventory valuation reserve charges of $7.9 million were recognized in the third quarter of 1999 and represent a reduction in the carrying value of the Company's inventory based upon a review of their fair values.

                  OTHER OPERATING REVENUE. Other operating revenue decreased by $2.0 million in the third quarter of 1999 compared to the third quarter of 1998. This decrease was due to a realized gain on the assignment of a real estate purchase agreement in the third quarter of 1998 for a residential project located in the Orlando, Florida area. There was no comparable sales in 1999.

                  INTEREST INCOME. Interest income decreased by $610,000 in the third quarter of 1999 compared to the third quarter of 1998. This decrease was due to discounts offered to borrowers to induce prepayment of the mortgage for liquidity purposes, as well as normal Contract Receivables and Mortgage Receivables portfolio run-off.

                  SELLING EXPENSE. Selling expense decreased by $457,000 in the third quarter of 1999 compared to the third quarter of 1998. The decrease was primarily due to reduced sales in the corresponding period.

                  OPERATING EXPENSE. Operating expense increased by $586,000 in the third quarter of 1999 compared to the third quarter of 1998. The increase was primarily due to losses incurred with start-up operations in connection with the Amenities at the West Bay Club Project.

                  REAL ESTATE COSTS. Real estate costs decreased by $1.2 million in the third quarter of 1999 compared to the third quarter of 1998. The decrease was due to marketing and advertising expenses associated with the opening of the West Bay Club Project in 1998.

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $183,000 in the third quarter of 1999 compared to the third quarter of 1998 due primarily to further corporate restructuring expenses, including severance costs, lease restructuring expenses and other similar costs and expenses partially offset by savings from the restructuring program.

                  OTHER EXPENSE. Other expense increased by $5.9 million in the first nine months of 1999 compared to the first nine months of 1998 primarily due to a valuation allowance recorded on the Company's investment in Joint Ventures based upon a review of fair values.

                  OTHER INCOME. Other income decreased by $4.6 million in the first nine months of 1999 compared to the first nine months of 1998. The decrease was primarily due to a $3.8 million utility trust payout in September 1998.

                  PREFERRED STOCK CHARGES. During the third quarter of 1999, the Company recorded a $3.2 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated but unpaid as of September 30, 1999. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. The liquidation preference of the Preferred Stock was $67.8 million, $58.6 million and $55.8 million, respectively, as of September 30, 1999, December 31, 1998 and September 30, 1998. The Company accreted $350,000 of the value of its Preferred Stock to the redemption amount in the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. As of September 30, 1999, the Company's (1) cash and cash equivalents totaled approximately $2.9 million and (2) restricted cash and cash equivalents totaled $1.2 million, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and (c) various other escrow accounts. Of the $6.5 million decrease in cash and cash equivalents during the first nine months of 1999, (i) $14.3 million was used in operating activities and (ii) $2.3 million was used in investing activities, partially offset by (iii) $10.1 million provided by financing activities.

         Cash used in operating activities included approximately (1) $7.6 million for interest payments, (2) $3.1 million for property tax payments, (3) $11.0 million for construction and development expenditures and (4) $5.2 million of fees associated with the Company's refinancing efforts. Cash used in operating activities was offset in part by net cash generated from real estate sales and other operations.

         Cash used in investing activities consisted of $2.3 million of property, plant and equipment additions.

         Cash provided by financing activities consisted primarily of net borrowings of $10.1 million under various project financings and the new Senior Loan Facilities, which were funded on February 2, 1999.

         SENIOR LOAN FACILITIES. Dated as of December 31, 1998, and effective on February 2, 1999, Atlantic Gulf closed on its new $39.5 million Revolving Loan Facility and its new $26.5 million Term Loan Facility (collectively, the "SENIOR LOAN FACILITIES"). The Revolving Loan Facility commitment decreased by $4.0 million on March 31, 1999 and an additional $1.0 million on May 31, 1999.

         Amounts outstanding (1) under the Revolving Loan Facility bear interest at a fixed rate equal to 11% per annum and (2) under the Term Loan Facility bear interest at a fixed rate equal to 15% per annum. As of September 30, 1999, the Company had outstanding (a) $27.0 million under its Revolving Loan Facility and
(b) $26.5 million under its Term Loan Facility.

         See "RECENT DEVELOPMENT - SENIOR LOAN AMENDMENTS" below for discussion of the covenant defaults under the Senior Loan Facilities that existed as of September 30, 1999, and which will be waived and/or cured by the parties pending payment of the waiver fees, as the case may be, in the Revolving Loan Amendment and the Term Loan Amendment.

         WEST FRISCO PROJECT FINANCING. On March 31, 1999, West Frisco Development Corporation ("WFDC"), an indirect wholly-owned subsidiary of Atlantic Gulf, borrowed $7.0 million from Anglo American Financial (the "ANGLO AMERICAN FACILITY"). The Anglo American Facility (1) is a full recourse obligation of WFDC, secured by a deed of trust on the West Frisco Project, (2) matures on December 31, 1999, (3) bears interest at the rate of 1.75% per month and (4) requires payments of interest only (monthly in arrears) until maturity. Atlantic Gulf has guaranteed the Anglo American Facility. In addition, there is a senior revolving development loan with approximately $3.4 million outstanding as of September 30, 1999 which matures December 1, 1999. The Company is in discussions with both lenders regarding extensions of the maturity date of both loans.

         CHENOA PROJECT FINANCING. Chenoa, formerly known as Aspen Springs Ranch, is the Company's 5,906-acre Luxury Resort Project located in the Roaring Fork Valley of Colorado. The Company was unable to obtain approval of its pending amendment to the existing PUD for the project (the "PUD Approval") within the time limits set forth in its development loan agreement. The senior lender notified the Company that it was in default under the terms of its agreement and ceased funding. Neither the senior lender nor the mezzanine lender have pursued any remedies to date. The Company continues to pursue the PUD Approval, and the Company is funding Project costs out of cash flow and other Company funds.

         OTHER MATERIAL OBLIGATIONS COMING DUE IN 1999. Atlantic Gulf's other material obligations for the remainder of 1999 consist primarily of approximately $11 million of planned expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans. The balance of such expenditures for operating projects are funded from the parent Company. If development financing ceases or if the Company is unable to obtain capital resources to fund ongoing obligations and expenditures, the implementation of the business plan will be adversely affected. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.

RECENT DEVELOPMENTS

         STRATEGIC ALTERNATIVES INITIATIVE. On March 26, 1999, the Company publicly announced that (1) its Board of Directors had formed a Special Committee to explore strategic alternatives to maximize stockholder value and
(2) it had retained BT Alex. Brown, a leading investment banking firm, to assist the Special Committee in reviewing strategic alternatives.

         The Company has explored, and is continuing to explore, with interested third parties various strategic alternative transactions, including, but not limited to, (1) a sale of all or substantially all of the Company's stock and/or assets, and/or (2) a management agreement/arrangement. The Company is no longer exploring a merger, consolidation or other business combination, a joint venture or strategic alliance, and/or a corporate recapitalization, as previously reported. At this time the Company is focusing its efforts primarily on selling Predecessor Assets and Core Projects (other than Chenoa and West Bay Club) with the intent of using the net proceeds from such sales (after payment of transaction costs) to repay Project indebtedness and, to the extent of remaining net proceeds, to repay the Revolving Loan Facility and the Term Loan Facility, in that order.

         While the Company is actively and diligently pursuing all strategic alternative transaction opportunities, there can be no assurance that such a transaction will be consummated.

         CORPORATE RESTRUCTURING PROGRAM. On July 2, 1999, the Company publicly announced its corporate restructuring program.

         As of September 30, 1999, the Company had eliminated 29 positions (not including Mr. Rutherford's position), or approximately 17% of its December 31, 1998 workforce, as part of a restructuring program aimed at returning the Company to profitability and realigning its overhead costs with its operating revenues. Since September 30, 1999, the Company has eliminated another 4 positions and expects to eliminate an additional 45 positions by year end.

         During 1999, the Company expects the net number of full-time employees to be reduced from 166 to 98 or approximately 41% of its December 31, 1998 workforce.

         Since July 1, 1999, the Company has eliminated certain additional senior management positions and consolidated the responsibilities of the eliminated positions with ongoing positions. The Company intends to eliminate certain additional senior management positions on or before December 31, 1999. Specifically, the Company (1) eliminated the Vice President-Controller position as of September 30, 1999 and the Senior Vice President-Business Development position as of October 1, 1999, (2) intends to eliminate the Senior Vice President-Finance position, the Senior Vice President-General Counsel position, the Senior Vice President-Development position, and the Vice President-Treasurer position on or before December 1, 1999, (3) intends to eliminate the Vice President-Human Resources position on or before December 31, 1999, and (4) has or will reassign the duties formerly performed by these officers to other employees of the Company. The Company is continuing to review its overall staffing needs (both at the management level and below) with a view to further reducing its headcount, eliminating redundancies, consolidating positions, further streamlining management and realizing further cost savings, when and where possible.

         On August 30, 1999, the Company entered into an employment termination agreement with Mr. J. Larry Rutherford (Mr. Rutherford's "EMPLOYMENT TERMINATION AGREEMENT") pursuant to which Mr. Rutherford's employment as President and Chief Executive Officer of the Company and its subsidiaries and affiliates terminated, without cause, effective as of August 17, 1999. And, on August 18, 1999, the Company entered into an employment agreement with Mr. Richard Ackerman, pursuant to which Mr. Ackerman was appointed to the position of Chief Executive Officer of the Company, effective as of August 17, 1999 (Mr. Ackerman's "EMPLOYMENT AGREEMENT"). Since then, Mr. Ackerman has been appointed as an officer and a director of all of the Company's subsidiaries.

         The Company is reducing, where possible, other direct and indirect overhead costs. For example, during the third quarter of 1999 the Company consolidated all of its headquarter operations on one floor at its corporate headquarters in Miami, Florida. Since September 30, 1999, the Company has entered into a lease termination agreement with the landlord for the corporate headquarters space. The Company expects to vacate its Miami headquarters space, and relocate its headquarters to Boca Raton, Florida by December 1, 1999.

         Through September 30, 1999, the corporate restructuring program cost approximately $2.8 million in severance and other one-time corporate restructuring related costs. The Company recorded approximately $340,000 of these costs in the first quarter of 1999 and the remainder in the third quarter of 1999. The Company expects to incur additional corporate restructuring costs in the fourth quarter of 1999 and subsequent periods, which the Company will record in the quarter incurred, when and as the amount of such additional corporate restructuring costs becomes known.

         While the Company anticipates that its corporate restructuring program will significantly reduce its operating costs, there can be no assurance that such program, by itself, will return the Company to profitability.

         BUSINESS STRATEGY. At the same time that it continues to explore strategic alternatives and implement its corporate restructuring program, the Company is pursuing a two-pronged business strategy of (1) carrying on its Core Business (i.e., planning, development, marketing and sales of Homesites and Vertical Residential Units in its existing Core Development Portfolio) and (2) actively seeking opportunities to sell, in bulk, its Core Projects other than its West Bay Club and Chenoa Projects, both of which are still in the early development stage. Predecessor Assets will continue to be sold in the ordinary course of business. The Company believes that sales of its Core Projects will significantly reduce corporate overhead. The Company intends to use the cash proceeds from any such sales (after payment of transaction costs and Project indebtedness) to fund operations and pay down its non-Project corporate level indebtedness.

         Senior  management  and the  Board  of  Directors  (the  "BOARD")  will continue (1) to use commercially reasonable efforts to close the sale transactions currently under contract and (2) to evaluate any other offers the Company receives for its Core Projects and Predecessor Assets based on a variety of factors, including, but not limited to, the following: the aggregate price and other terms offered by the purchaser, the timing of the closing of the sale, contingencies to closing, the impact of the sale on the remaining operations of the Company, the impact of the sale on the value of the Company's remaining assets to a prospective purchaser of the entire Company and such other factors as senior management and the Board deem relevant at the time of receipt of an offer, including the specific course of action, they believe, will maximize stockholder value.

         As of November 10, 1999, the Company had under contract the Sunset Lakes Project and the Harbor Bay Project and has received offers to purchase the Lakeside Estates Project, West Meadows Project, The Trails of West Frisco Project, the Falcon Trace Project, the Jupiter Ocean Grande Project, and the Baxter Martinez Project.

         While the Company intends to diligently pursue all Project sale opportunities, there can be no assurance that any such sales (including Projects currently under contract) will be consummated or, if consummated, that the Company will realize the anticipated (1) amount of sales proceeds therefrom and/or (2) overhead cost savings therefrom.

         SENIOR LOAN AMENDMENTS. As of September 30, 1999, the Company was not in compliance with (1) the Minimum Consolidated Net Worth covenant and the Deviation from Business Plan covenant in the Revolving Loan Agreement and (2) the Minimum Consolidated Net Worth covenant and the Maximum Permissible Amount definition in the Term Loan Agreement. Effective as of June 30, 1999, (a) the Company, the Revolving Loan Facility Agent and the Collateral Agent entered into that certain First Amendment to Third Amended and Restated Revolving Loan Agreement (the "REVOLVING LOAN AMENDMENT") and (b) the Company, the Term Loan Facility Agent and the Collateral Agent entered into that certain Waiver and First Amendment to Term Loan Agreement (the "TERM LOAN AMENDMENT")(collectively, the "SENIOR LOAN AMENDMENTS"). In the Senior Loan Amendments, the parties (i) amended the Minimum Consolidated Net Worth and Deviation from Business Plan covenants in both the Revolving Loan Facility and the Term Loan Facility, (ii) modified the Borrowing Base definition in the Revolving Loan Facility and (iii) modified the Gross Allowed Amount and Maximum Permissible Loan definitions in the Term Loan Facility. As a result, upon payment by the Company of all amendment and waiver fees the Company will be in compliance with the terms of its Senior Loan Facilities, and the previous defaults existing thereunder since June 30, 1999, will be cured and/or waived by the parties.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Except as provided below, there were no new developments since March 31, 1999, with respect to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by that certain Amendment to Form 10-K on Form 10-K/A-1, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 1999 (the "1998 Amended Form 10-K").

         REGENCY ISLAND DUNES PROJECT. The Company and Regency Island Dunes, Inc. ("Regency") continue to work with the Regency Island Dunes Condominium Association ("Association") to resolve this matter. To date, no lawsuit has been filed, and the Company and Regency are optimistic that this dispute can be resolved without litigation.

         CARY GLEN PROJECT. On or about August 25, 1999, Panther Creek-Raleigh Limited Partnership (the "Owner") filed suit against Atlantic Gulf and Panther Creek Corp., a wholly-owned subsidiary of Atlantic Gulf (the "Developer"), claiming that Developer and Atlantic Gulf are liable for future potential project cost overruns in the amount of $5,400,000 and consequential damages to the project resulting from Developer's alleged delays and misrepresentations in the approximate amount of $15 million. Atlantic Gulf and Developer have filed their answer, affirmative defenses and counterclaims against Owner, and Atlantic Gulf will continue to vigorously defend the claims asserted against it and Developer.

         SESSIONS DEVELOPMENT CORPORATION V. ATLANTIC GULF COMMUNITIES CORPORATION; LAS OLAS TOWER AT RIVER WALK, INC., APOLLO REAL ESTATE ADVISORS, L.P., SPRING VALLEY HOLDING COMPANY. On November 1, 1997, Sessions Development Corporation ("Sessions") and Las Olas Tower at Riverwalk, Inc. ("LOTR"), a second tier subsidiary of Atlantic Gulf, entered into a Consulting Agreement (the "Consulting Agreement"), whereby Sessions agreed (i) to be responsible for the day-to-day oversight of the construction of buildings, all sales, marketing and leasing efforts in connection with the potential development of an apartment building on a portion of the property owned by LOTR, and all other on-site management functions, and (ii) to provide consultation as needed in connection with the evaluation and furtherance of the Company's other business opportunities. Pursuant to the Consulting Agreement, Sessions' compensation included (i) a retainer fee of $13,500 per month, and (ii) a profit participation in an amount equal to 12.5% of LOTR's net pre-tax profits generated from the development of the apartment project, subject to certain conditions as set forth in the Consulting Agreement. In September, 1999, LOTR sold the apartment site, without developing the same.

         Furthermore, at the request of the Company, Sessions previously performed certain consulting services with respect to the Company's acquisition of the Chenoa Project located in Glenwood Springs, Colorado. The Company does not have a separate consulting agreement with Sessions concerning the Chenoa Project.

         On September  29, 1999,  Sessions  filed a complaint  against  Atlantic
Gulf, LOTR, Apollo Real Estate Advisors, L.P. ("Apollo") and Spring Valley Holding Company, a wholly-owned subsidiary of Atlantic Gulf ("Spring Valley"), in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida, claiming (i) breach of the Consulting Agreement by LOTR for failure to pay an amount equal to 9 months of the retainer fee and $3 million of profit participation, (ii) tortious interference with the Consulting Agreement by Apollo, (iii) tortious interference with an advantageous business relationship by Apollo, (iv) unjust enrichment by Atlantic Gulf and Spring Valley with respect to the Chenoa Project based upon Sessions' allegation that Sessions is entitled to profit participations, commissions and other compensation in connection therewith, and

(v) fraudulent conveyances by Spring Valley to Atlantic Gulf of income and profits generated from the Chenoa Project.

         The Company believes that the foregoing claims are without merit and intends to vigorously defend the same.

         THE COY A. CLARK COMPANY V. ATLANTIC GULF COMMUNITIES CORPORATION. On August 13, 1997, Atlantic Gulf and The Coy A. Clark Company ("Clark") entered into a Development Management Agreement (the "Development Management Agreement") to provide certain development consulting services in connection with a project known as Waterford Trails. Atlantic Gulf never acquired the Waterford Trails Project. Clark has provided Atlantic Gulf with invoices totalling approximately $150,000 claimed to be due under the Development Management Agreement, and Atlantic Gulf does not believe that Clark is entitled to such payments. On or about August 31, 1999, Clark filed a complaint against Atlantic Gulf in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida, claiming that Atlantic Gulf breached the Development Management Agreement by failing to pay Clark the amounts due thereunder. Atlantic Gulf has retained outside counsel and intends to vigorously defend the claim.

         In addition to the legal proceedings specifically referenced in the 1998 Amended Form 10-K (as updated above) and the other legal proceedings described herein, the Company is, from time to time, involved in other litigation matters primarily arising in the normal course of its business. It is the opinion of management that the resolution of these other litigation matters will not have a material adverse effect on the Company's business or financial position.


ITEM 2.           CHANGES IN SECURITIES

         In accordance with the terms of Mr. Rutherford's Employment Termination Agreement, the Company canceled Mr. Rutherford's $600,000 nonrecourse promissory note and, in exchange therefore, Mr. Rutherford returned to the Company the 282,352 shares of Common Stock that he purchased with the proceeds of such note. In addition, the Company agreed to cancel Mr. Rutherford's two $199,000 recourse promissory notes on December 31, 2000, if Mr. Rutherford is not in breach of his Employment Termination Agreement as of that date and, at the time of such cancellation, Mr. Rutherford has agreed to return to Atlantic Gulf the shares of Common Stock that he purchased with the proceeds of such notes.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         See PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES -- SENIOR LOAN FACILITIES and - RECENT DEVELOPMENTS -- SENIOR LOAN AMENDMENTS above for a discussion of the Revolving Loan Amendment and the Term Loan Amendment, pursuant to which the parties have cured and/or waived, effective as of June 30, 1999, subject to payment by the Company of all amendment and waiver fees the defaults that were existing under the Senior Loan Facilities on September 30, 1999.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.           OTHER INFORMATION

         None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K (consecutive numbering, see the 1998 Amended Form 10-K)

         (3.3) Amendment to the Bylaws, dated as of September 30, 1999.

         (10.25)           First  Amendment  to the Third  Amended and  Restated
                           Revolving  Loan   Agreement   effective  as  of  June
                           30,1999.

         (10.26) Waiver and First Amendment to Term Loan Agreement effective as of October 28, 1999.

         (10.27) Employment Termination Agreement, effective as of August 17, 1999, by and between Mr. Rutherford and the Company (incorporated herein by reference to Atlantic Gulf's Current Report on Form 8-K as filed with the SEC on September 1, 1999)

         (10.28) Employment Agreement, effective as of August 17, 1999, by and between Mr. Ackerman and the Company (incorporated herein by reference to Atlantic Gulf's Current Report on Form 8-K, as filed with the SEC on September 1, 1999)

         (10.29) Agreement, effective as of July 1, 1999, by and between Joel K. Goldman and the Company.

         (10.30) Agreement, effective as of July 1, 1999, by and between Matthew Allen and the Company.

         (27)     Financial Data Schedule.

(b)      Current Reports on Form 8-K

         1. Current Report on Form 8-K, filed with the SEC on September 1, 1999, describing the principal terms of Mr. Rutherford's Employment Termination Agreement and Mr. Ackerman's Employment Agreement, both of which became effective as of August 17, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ATLANTIC GULF COMMUNITIES CORPORATION

                                     /s/ Matt Allen
                                     ------------------------------------------
                                     Matt Allen
                                     Senior Vice President - Finance
                                     Dated: November 15, 1999

                                     /s/ John Fischer
                                     ------------------------------------------
                                      John Fischer
                                      Vice President and Treasurer
                                      Dated:  November 15, 1999