Form 10-K
period 1999-12-31
ATLANTIC GULF COMMUNITIES CORP
filed 2000-04-14
CIK 771934

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______ to _________________


                         Commission file number: 1-8967

                      ATLANTIC GULF COMMUNITIES CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      59-0720444
----------------------------------------    ------------------------------------
   (State or jurisdiction of                (I.R.S. Employer Identification No.)
 incorporation or organization)


  4800 N. FEDERAL HWY, SUITE 105 E
       Boca Raton, Florida                                  33431
(Address of principal executive offices)                  (Zip Code)


                                 (561) 620-0029
              (Registrant's telephone number, including area code)

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

            As of March 30, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $4.0 million.

            As of March 30, 2000, there were 12,821,432 shares of the registrant's Common Stock outstanding.

                    Documents incorporated by reference: None

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I, ITEM 1. "THE BUSINESS," PART I,
ITEM 3. "LEGAL PROCEEDINGS" AND PART II, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN LUXURY/RESORT AND NON-LUXURY/RESORT MARKETS IN FLORIDA AND COLORADO; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; THE SALEABILITY OF PREDECESSOR ASSETS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN FLORIDA AND COLORADO; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE.

UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE, ALL REFERENCES HEREIN TO (1) "ATLANTIC GULF" REFER SOLELY TO ATLANTIC GULF COMMUNITIES CORPORATION AND (2) THE "COMPANY" INCLUDE ATLANTIC GULF AND ITS DIRECT AND INDIRECT WHOLLY OWNED SUBSIDIARIES.

PART I

ITEM  1.   BUSINESS

GENERAL

      The Company is a Florida-based, planned community development and asset management company. The Company's business consists of:

      - Luxury/Resort Operations, consisting of the acquisition, development and sale of real estate projects ("Luxury/Resort Projects") in which the Company engages in one or more of the following activities:
            Homesite development, construction of Vertical Residential Units (i.e., single family housing, condominiums and timeshare units), and construction and operation of equity golf clubs and other amenities ("Amenities"). The Company's existing Luxury/Resort Projects are located in Florida (the West Bay Club Project) and Colorado (the Chenoa Project) ("Luxury/Resort Markets").

      -     Other Operations, consisting principally of:

            -- Non-Luxury/Resort Operations, formerly referred to as Primary Market Operations, consisting of the development and sale of existing real estate projects containing residential Homesite components such as single-family lots, multi-family lots/units and residential tract sales ("Homesites") and/or non-residential components such as commercial, industrial, office and institutional ("Commercial Development") in primary markets in Florida ("Primary Markets").

            -- Receivables Portfolio Management, consisting of portfolio management of Mortgage Receivables (as defined below) and Contract Receivables (as defined below) resulting principally from the sale or other disposition of Predecessor Assets (as defined below).

      As of December 31, 1999, the Company owned outright interests in two Luxury/Resort Projects and three Non-Luxury/Resort Projects, and partial ownership interest in two other Non-Luxury/Resort Projects.

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

OPERATING AND FINANCIAL STRATEGIES

      The Company's current strategic plan (its "Strategic Plan") is to:

      -     develop the Company's remaining two (2) Luxury/Resort Projects,

      -     liquidate the Company's remaining Non-Luxury/Resort Projects,

      - liquidate the Company's Predecessor Assets in an accelerated manner, and

      - use the proceeds therefrom to service and retire the Company's remaining corporate debt and Preferred Stock, thereby protecting common stockholders value.

      GENERAL. The Company intends to continue its focus on its Luxury/Resort Operations. In this segment, the Company develops waterfront or highly amenitized communities for high-end retirement or pre-retirement homebuyers. The Company's Luxury/Resort Market strategy is more retail focused -- selling Homesites and Vertical Residential Units directly to the individual consumer and operating resort-type Amenities. Management believes that the country's demographic trends and recent real estate activity in the current Luxury/Resort Markets strongly support the Company's Luxury/Resort Operations strategy.

      The Company's overall operating strategy is to (1) develop its two remaining Luxury/Resort Projects and (2) complete the sale of its remaining Non-Luxury/Resort Projects and Predecessor Company assets.

      The Company's financial strategy is to generate sufficient funds from the sale of Non-Luxury/Resort Projects and Predecessor Company assets to retire any remaining corporate debt and to redeem any outstanding Preferred Stock. See PART II, ITEM 5. MARKET FOR ATLANTIC GULF'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS below for a description of Atlantic Gulf's Series A Preferred Stock and Series B Preferred Stock (the "Preferred Stock"). The three-year, no call period on the majority of the Preferred Stock expires in the second half of fiscal year 2000.

      Atlantic Gulf is currently in default under project indebtedness for the Chenoa Project, and for this reason and other reasons, the Company has received a "going concern" opinion from its independent auditors, with respect to its financial statements for the year ended December 31, 1999. Senior management is in negotiations with its lenders to address such defaults.

      If the Company's financial strategy does not generate sufficient funds to retire its corporate-level debt and outstanding Preferred Stock and provide sufficient operating cash flow, the Company will need to consider other alternatives, including, but not limited to, a capital or debt restructuring and/or a federal bankruptcy filing. See PART III, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES below for a description of Atlantic Gulf's cash position.

      DEVELOPMENT OPPORTUNITIES IN LUXURY/RESORT PROJECTS. The Company's remaining two (2) Luxury/Resort Projects, once fully entitled and approved, should yield (1) an estimated 18 acres of new Commercial Development (approximately 13 acres of which is already entitled and approved), (2) an estimated 652 Homesites and (3) an estimated 621 Vertical Residential Units. The chart below summarizes the estimated development potential of the Company's remaining two remaining (2) Luxury/Resort Projects.

            POTENTIAL DEVELOPMENT SUPPLY FROM LUXURY/RESORT PROJECTS

                                                                       VERTICAL RESIDENTIAL UNITS
                                     HOMESITES
                             -------------------------        ----------------------------------------------

                              SINGLE         MULTI-            SINGLE             MULTI-        TIMESHARE            COMMERCIAL
                             FAMILY (1)     FAMILY (1)        FAMILY (1)        FAMILY (1)        UNITS            DEVELOPMENT (2)
                             -------------------------        -------------------------------------------          ---------------
Luxury/Resort Projects              622             30                68               478            75                        18
                             =========================        ===========================================          ===============
Entitled and Approved(3)            191              -                68               437             -                        13

Entitlements/
Approvals in Process                431             30                 -                41            75                         5


(1)   Number of units.

(2)   Number of acres.

(3) "Entitled" means having the necessary discretionary local, state, and federal government approvals and permits to proceed with development.

OTHER SIGNIFICANT BUSINESS DEVELOPMENTS IN 1999

      - On February 2, 1999 (dated as of December 31, 1998), Atlantic Gulf closed on its $39.5 million Revolving Loan Facility. On September 9, 1999, the Revolving Loan Facility was amended to reduce funds available to $27.0 million and to restructure various financial covenants.

      - On February 2, 1999 (dated as of December 31, 1998), Atlantic Gulf closed on its $26.5 million Term Loan Facility. On September 9, 1999 the Term Loan Facility was amended to restructure various financial covenants.

      See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES below for a detailed description of Atlantic Gulf's Revolving Loan Facility and Term Loan Facility.

      - On February 2, 1999, (dated as of December 31, 1998), Atlantic Gulf closed on two promissory notes for $850,000 and $1.0 million. See
            PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - AMENDMENTS TO THE SECURED AGREEMENT AND INVESTMENT AGREEMENT below.

      - On February 2, 1999, Atlantic Gulf repaid the entire outstanding balance ($13.7 million) under its Working Capital Facility and the entire outstanding balance ($39.5 million) under its Unsecured 13% Cash Flow Notes due December 31, 1998 (the "13% Notes") with funds drawn under its Revolving Loan Facility and Term Loan Facility and other available cash.

      - In March 1999, the Company sold its joint venture interest in the 1,040 remaining units in its Country Lakes Project, a Non-Luxury/Resort Project, for $500,000, recognizing a gain of approximately $219,000. In addition, the Company received a prepayment of its management fee in exchange for the continued management of the Project until the joint venture engaged another manager in July 1999. The Project, which was located in Miramar, Florida, was acquired in 1995 for $39.5 million.

      - On July 2, 1999, Atlantic Gulf announced a restructuring program aimed at generating annual cost savings of approximately $2.9 million, which included the downsizing of its workforce and disposing of selected real estate inventory in order to reduce corporate debt.

      - On August 17, 1999, Atlantic Gulf terminated Mr. Larry Rutherford's employment agreement as its President and Chief Executive Officer. SEE PART III, ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF ATLANTIC GULF - EXECUTIVE COMPENSATION - MR. RUTHERFORD'S TERMINATION AGREEMENT below.

      - On August 18, 1999, Atlantic Gulf entered into an employment agreement with Mr. Richard Ackerman as its newly appointed Chief Executive Officer. SEE PART III, ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF ATLANTIC GULF - EXECUTIVE COMPENSATION - MR. ACKERMAN'S EMPLOYMENT AGREEMENT below.

      - In September 1999, the Company sold the remaining two acres of its Riverwalk Tower Project, a wholly-owned Luxury/Resort Project, for $8.0 million. This Project, which was located in Fort Lauderdale, Florida, was acquired by the Company in June 1997 for approximately $5.6 million. In 1998, the Company sold one commercial acre for $7.0 million.

      - In November 1999, the remaining 1,146 lots and other assets in the Sunset Lakes Project, a jointly owned Non-Luxury/Resort Project, were sold for $46.3 million. The Project, which was located in Miramar, Florida, was purchased through a joint venture formed in 1995. The Company's share of the sales proceeds was $30.1 million.

      - In November 1999, the Company decided not to acquire Rayland, a proposed Non-Luxury/Resort Project located near Jacksonville, Florida. The Company expensed $1.5 million in design and engineering costs previously incurred with respect to this project.

      - In December, 1999 the Company sold its joint venture interest in the 1,093 acre Orlando Naval Training Center, a Non-Luxury/Resort Project, to its joint venture partner, pursuant to a purchase option in the joint venture agreement. The sales price of $1.0 million, together with unreturned capital of $473,000 were conveyed in the form of a non-interest bearing promissory note. The promissory note is contingent on the release of the joint venture from a lawsuit seeking performance under a development agreement with the City of Orlando, Florida.

      - In December 1999, the Company sold the remaining 1,298 lots in its Trails of West Frisco Project, a wholly owned Non-Luxury/Resort Project, for $14.6 million. The Company acquired the Project, comprised of 1,641 lots and located in Frisco, Texas, for approximately $7.5 million in July 1997.

      - In December 1999, the Company relinquished its 40.0% joint venture interest in the Cary Glen Project, a Non-Luxury/Resort Project, as part of a legal settlement with Panther Creek-Raleigh Limited Partnership. In addition, Atlantic Gulf paid $375,000 as part of the same settlement. The Project, which was located near Raleigh-Durham, North Carolina, was acquired in 1996 for approximately $8.0 million.

      - In December 1999, the Company assigned its contract to purchase the Harbor Bay Project, a controlled Non-Luxury/Resort Project, plus an adjacent parcel, for $4.8 million plus reimbursement of its earnest money deposits and certain costs. The Company had entered into a contract to purchase this project, located in Hillsborough County, Florida in 1998. Harbor Bay consisted of approximately 750 acres, planned for 1,110 residential units and 44 acres of commercial development. The contract assignment also included the assignment of the Company's rights to purchase an adjacent 350 acres, a contract to purchase land for a planned golf course and a two-year option to purchase golf course lots.

      - In December 1999, Environmental Quality Laboratory, Inc. ("EQ Lab"), a wholly owned subsidiary of the Company, sold all of its operating assets for $310,000.

      - In December 1999, the Company closed the Miami office and relocated its principal office to Boca Raton, Florida.

      - During 1999, the Company sold its joint venture interest in the 154 remaining units of its Jupiter Ocean Grande Project, a Non-Luxury/Resort Project, for approximately $1,000,000, recognizing a loss of approximately $3.8 million. The Project, which was located in Jupiter, Florida, was acquired in phases in 1995 and 1996 for $4.2 million.

      - During 1999, the Company reduced its employee headcount from 158 full-time and three part-time employees as of January 1, 1999 to 80 full-time and seven part-time employees as of December 31, 1999.

      - During 1999, the Company completed the entitlements for Grand Oaks, a proposed Non-Luxury/Resort Project, but was unable to close on its purchase in May 1999, due to funding problems. The seller was unwilling to extend the contract to allow for alternative financing, and retained the Company's $1.4 million in earnest money deposits and extension fees. These deposits have been expensed in the 1999 Consolidated Statement of Operations. In addition, the Company expensed $2.2 million in design and engineering costs incurred.

      - During 1999, the Company commenced and pursued modifications to certain land use approvals required to develop the Baxter/Martinez Project, a controlled Non-Luxury/Resort Project for 1,400 residential units. In 1998, the Company entered into agreements with two separate sellers to purchase approximately 232 acres (the Baxter property) for $2.3 million and to purchase an additional adjacent 181 acres (the Martinez property) for $1.6 million, with closings scheduled in the first half of 2000. The Company is now negotiating to assign its rights to purchase both properties to a third party for $1.0 million plus reimbursement of its earnest money deposits and costs.

CORE BUSINESS

      GENERAL. The Company's Core Business consists of two principal business lines:

      -     Development of Luxury/Resort Projects; and

      - Other Operations, principally including Receivables Portfolio Management and the sale of Non-Luxury/Resort Projects.

      LUXURY/RESORT PROJECTS. The Company is engaged in the development and sale of master planned Luxury/Resort Projects in Luxury/Resort Markets in Florida and Colorado. A Luxury/Resort Market is typically not a Primary Market in terms of the volume of new single family home construction permits, but relative demand is usually strong and the average retail price of new construction is usually much higher. Also, there is much less focus in a Luxury/Resort Market on industrial or employment growth in the area or the quality of schools, and more focus on natural and/or man-made Amenities.

      The Company's activities in connection with the development of Luxury/Resort Markets consist of five principal functions:

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

      - Residential Construction, which currently consists of the construction of Homesites and Vertical Residential Units. Depending on the Luxury/Resort Project and the product, the Company participates either directly as the owner-developer or as a joint venture partner with the owner-developer. In either case, the actual construction work is performed by a third party general contractor.

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

            WHOLLY-OWNED LUXURY/RESORT PROJECTS. The following table shows (in units/acres and by net book value) the Company's two (2) wholly-owned Luxury/Resort Projects:

                                                            UNITS/ACRES                            NET BOOK VALUE (4)
                                               ------------------------------------      ----------------------------------
                                                         AS OF DECEMBER 31,                        AS OF DECEMBER 31,
                                               ------------------------------------      ----------------------------------
                                                 1999         1998           1997          1999          1998         1997
                                                 ----         ----           ----          ----          ----         ----
                                                                                                  (in thousands)
   Residential (3).....................        1,273(1)     1,954(1)        578(1)       $17,319       $16,360       $8,484

   Commercial Development..............           18(2)        12(2)         12(2)         1,483         1,045        1,045
                                                                                         -------       -------       ------
              Total....................                                                  $18,802       $17,405       $9,529
                                                                                         =======       =======       ======

(1)   Number of remaining planned units.

(2)   Number of remaining planned acres.

(3)   Includes both Homesites and Vertical Residential Units.

(4) Net book value means total remaining capitalized costs less project debt as of the date indicated.

            JOINT VENTURE LUXURY/RESORT PROJECTS. The following table shows (by investment account balance and the Company's share of income (loss)) the Company's Luxury Resort Projects in which it holds its equity interest through joint ventures:

                                                   INVESTMENT ACCOUNT BALANCES(1)               COMPANY'S SHARE OF NET LOSS
                                                ------------------------------------        -----------------------------------
                                                         AS OF DECEMBER 31,                          AS OF DECEMBER 31,
                                                ------------------------------------        -----------------------------------
                                                 1999(2)        1998            1997        1999            1998           1997
                                                 -------        ----            ----        ----            ----           ----
                                                                                  (in thousands)

   Vertical Residential Units..........          $   -         $1,489          $2,118      $(4,329)         $(629)        $(758)


(1) Includes all unamortized costs capitalized to this joint venture interest, as required by GAAP, including corporate interest.

(2)   No Joint Venture Luxury/Resort Projects remaining as of December 31, 1999.

            LUXURY/RESORT PROJECT COMPONENTS, BY PROJECT. The following tables summarize the scope and the principal components of the Company's Luxury/Resort Projects, by Project:

                                                                                       Scope of Project (3)
                                                        ---------------------------------------------------------------------------
                                                           Ownership/            Total                Total                Total
                                                             Profit              Gross                Gross                Gross
                                                           Interest           Residential             Lots/              Commercial
                                                           12/31/99              Acres                Units                Acres
                                                        ---------------------------------------------------------------------------
   OWNED PROPERTIES
   West Bay Club(1) ........................                  100%                  867                  766                   13
   Chenoa(2) ...............................                  100%                5,948                  577                    5
                                                                                  -----                -----                -----
   Subtotal Owned Properties ...............                                      6,815                1,343                   18
                                                                                  =====                =====                =====

(1)   This Project is located in the Naples/Fort Myers, Florida area.

(2)   This Project is located near Glenwood Springs, Colorado.

(3)   As currently planned.

                                                               Lots/Units/Acres at December 31, 1999 (1)
                              ------------------------------------------------------------------------------------------------------
                              Homesites                         Vertical Residential Units                            Commercial
                               Single     Family      Single   Family Multi-Family Timeshare   Cabins                 Development
                                Total      Total       Total   Total     Total       Total      Total     Total     Total     Total
                                Lots     Entitled      Units  Entitled   Units      Entitled    Units    Entitled   Acres   Entitled
                              ------------------------------------------------------------------------------------------------------
OWNED PROPERTIES

   West Bay Club ..............  191        191         68        68        437        437          -         -        13        13
   Chenoa .....................  461          -          -         -         41          -         75         -         5         -
                              ------------------------------------------------------------------------------------------------------
   Subtotal Owned Properties ..  652        191         68        68        478        437         75         -        18        13
                              ------------------------------------------------------------------------------------------------------

(1) Varying from project to project, unsold units are developed, under development or to be developed in the future.


                     LUXURY/RESORT PROJECT SALES ACTIVITIES, BY PROJECT.

      WEST BAY CLUB. In 1999, the Company substantially completed land development at its West Bay Club's 18-hole golf course, 95% of its infrastructure, platted the community, initiated construction of its Sports Club and Beach Club and began sales. West Bay Club sold 70 single family homesites, villas, or carriage homes in 1999. West Bay Club has reduced its units from 1,082 to 766 units to meet market demand by developing a luxury single family subdivision instead of one of the multi-family sites.

      CHENOA. Chenoa, formerly known as Aspen Springs Ranch. The Company acquired Chenoa in September 1998 and the Company is still in the entitlement process. Chenoa is currently planned for 461 homesites, plus 116 vertical residential units. The homesites range in size from two acres to more than 35 acres. Of the 116 vertical residential units, there are 75 2,500 square foot cabins that the Company intends to market as quarter-share units. The Company also intends to construct and operate up to two 18-hole golf courses and an equestrian facility at Chenoa. This project is currently in the entitlement process and the Company hopes to have entitlements complete and to begin closing homesite sales by the end of 2000.

OTHER OPERATIONS

NON-LUXURY/RESORT PROJECTS. During 1999, the Company was engaged in the sale of Non-Luxury/Resort Projects in Florida, North Carolina, Georgia and Texas. The Company defines a Non-Luxury/Resort Market as a geographic market in which more than 5,000 single family home construction permits are issued annually.

            WHOLLY-OWNED NON-LUXURY/RESORT PROJECTS. The following table shows (in units/acres and by net book value) the Company's wholly-owned
Non-Luxury/Resort Projects:

                                                          UNITS/ACRES                                   NET BOOK VALUE(3)
                                          -------------------------------------------       ---------------------------------------
                                                       AS OF DECEMBER 31,                              AS OF DECEMBER 31,
                                          -------------------------------------------       ---------------------------------------
                                            1999            1998               1997            1999           1998           1997
                                            ----            ----               ----            ----           ----           ----
                                                                                                         (in thousands)
Homesites ............................    1,178 (1)       3,213 (1)          3,756 (1)        $ 9,651        $27,001        $30,224
Commercial Development ...............       -  (2)          26 (2)             26 (2)              -            270            623
                                                                                              -------        -------        -------
           Total .....................                                                        $ 9,651        $27,271        $30,847
                                                                                              =======        =======        =======

(1)   Number of remaining planned units.

(2)   Number of remaining planned acres.

(3) Net book value means total remaining capitalized costs less project debt as of the date indicated.


            JOINT VENTURE NON-LUXURY/RESORT PROJECTS. The following table shows (by investment account balance and the Company's share of income (loss)) the Non-Luxury/Resort Projects in which the Company holds its equity interest through joint ventures:

                                                  INVESTMENT ACCOUNT BALANCE(1)                 COMPANY'S SHARE OF INCOME (LOSS)
                                              ------------------------------------         ----------------------------------------
                                                        AS OF DECEMBER 31,                               AS OF DECEMBER 31,
                                               ------------------------------------         ----------------------------------------
                                                1999          1998            1997          1999              1998           1997
                                                ----          ----            ----          ----              ----           ----
                                                            (in thousands)                               (in thousands)
Homesites ............................        $ 4,004        $ 9,998        $12,131        $ 1,627           $   577       $  (235)
Commercial Development ...............              -            367            291              -               240             -
                                              -------        -------        -------        -------           -------       -------
           Total .....................        $ 4,004        $10,365        $12,422        $ 1,627(2)        $   817       $  (235)
                                              =======        =======        =======        =======           =======       =======

(1) Includes all unamortized costs capitalized to the joint venture interests, as required by GAAP, including corporate interest.

(2)   This amount is reduced by capitalized corporate interest of $746,000.

            NON-LUXURY/RESORT PROJECT COMPONENTS, BY PROJECT. The following tables summarize the scope and principal components of the Company's Non-Luxury/Resort Projects, by Project:

                                                                                            Scope of Project (5)
                                                                         ----------------------------------------------------------
                                                                         Ownership/           Total       Total            Total
                                                                           Profit             Gross       Gross            Gross
                                                                          Interest         Residential    Lots/          Commercial
                                                                          12/31/99            Acres       Units            Acres
   OWNED PROPERTIES
   Lakeside Estates (1)...............................                       100%              748         1,379               -
   Saxon Woods (2)....................................                       100%              127           408               -
   West Meadows (3)...................................                       100%            1,133         1,316              76
                                                                                           -----------------------------------------
   Subtotal Owned Properties..........................                                       2,008         3,103              76
                                                                                           -----------------------------------------

   JOINT VENTURE PROPERTIES

   Falcon Trace (4)...................................                        65%              390           871               -
                                                                                           -----------------------------------------
   Subtotal Joint Venture Properties..................                                         390           871               -
                                                                                           -----------------------------------------

   Total All Properties...............................                                       2,398         3,974              76
                                                                                           =========================================

-------------------------------------------------------------------------------
(1) This Project is located in Orlando, Florida. The Company acquired the Project in 1994 and 1995 for approximately $10.2 million. This Project was sold in April 2000 for $2.7 million.

(2) This Project is located in Orlando, Florida. The Company acquired the Project in August 1997 for approximately $2.9 million.

(3) This Project is located in Tampa, Florida. The Company acquired the Project in February 1995 for approximately $5 million.

(4) This Project is located in Orlando, Florida. The JV interest was acquired in 1996 for approximately $5.3 million.

(5)   As currently planned.

                                                                               Lots/Units/Acres at December 31, 1999 (1)
                                                             ----------------------------------------------------------------------
                                                                       Single Family            Multi-Family (2)    Commercial (3)
                                                                    Total         Total        Total    Total      Total     Total
                                                                     Lots        Entitled      Units   Entitled    Acres    Entitled
   OWNED PROPERTIES
   Lakeside Estates (4) .....................................           293           293         -         -         -          -
   Saxon Woods ..............................................           354           354         -         -         -          -
   West Meadows .............................................           531           531         -         -         -          -
                                                             ----------------------------------------------------------------------
   Subtotal Owned Properties ................................         1,178         1,178         -         -         -          -
                                                             ----------------------------------------------------------------------


   JOINT VENTURE PROPERTIES

   Falcon Trace .............................................           493           493         -         -         -          -
                                                             ----------------------------------------------------------------------
   Subtotal Joint Venture Properties ........................           493           493         -         -         -          -
                                                             ----------------------------------------------------------------------


   Total All Properties .....................................         1,671         1,671         -         -         -          -
                                                             ======================================================================

(1) Varying from project to project, unsold units are developed, under development or to be developed in the future.

(2) No Multi-Family units remaining at December 31, 1999, due to the disposition of the Country Lakes and Cary Glenn JV Projects.

(3)   The remaining 26 acres were sold in January 1999.

(4)   This Project was sold in April 2000.

            NON-LUXURY/RESORT PROJECT SALES ACTIVITIES, BY PROJECT. The following tables summarize the sales activities during 1999 and 1998 at the Company's Non-Luxury/Resort Projects, by Project:

                                                                                       HOMESITES
                                                                    1998 Activity                        1999 Activity
                                                                    -------------                        -------------
                                     Total          Revisions                              Total                            Total
                                  Lots/Units            &            Unit        Lot    Lots/Units     Unit        Lot   Lots/Units
                                     1/1/98   Acq. Transfers(1)     Sales       Sales    12/31/98     Sales       Sales   12/31/99
  OWNED PROPERTIES
 Lakeside Estates (3) ............      671     -         (2)          -        (141)        528          -        (235)        293
 Saxon Woods .....................      408     -          -           -         (25)        383          -         (29)        354
 West Meadows ....................    1,036     -         74           -        (351)        759          -        (228)        531
 The Trails of West Frisco(2) ....    1,641     -          -           -         (98)      1,543          -      (1,543)          -
                                  -------------------------------------------------------------------------------------------------
Subtotal Owned Properties ........    3,756     -         72           -        (615)      3,213          -      (2,035)      1,178
                                  -------------------------------------------------------------------------------------------------

 JOINT VENTURE PROPERTIES

 Sunset Lakes ....................    1,767     -       (255)       (270)          -       1,242     (1,242)          -           -
 Falcon Trace ....................      849     -          -           -        (209)        640          -        (147)        493
 Cary Glen .......................    1,134     -          -           -         (10)      1,124          -      (1,124)          -
 Country Lakes ...................    1,116     -      1,858      (1,934)          -       1,040     (1,040)          -           -
                                  -------------------------------------------------------------------------------------------------
 Subtotal Joint Venture Properties    4,866     -      1,603      (2,204)       (219)      4,046     (2,282)     (1,271)        493
                                  -------------------------------------------------------------------------------------------------
 Total All Properties ............    8,622     -      1,675      (2,204)       (834)      7,259     (2,282)     (3,306)      1,671
                                   ================================================================================================

(1) Includes revisions to estimates of potential development or building size, or transfers of property between Homesites and other categories of property.

(2) The 1,543 lots sold in 1999 includes 303 lots sold prior to bulk sale of 1,240 lots sold in December, 1999.

(3)   This Project was sold in April 2000.

                                                                                COMMERCIAL DEVELOPMENT
                                                                                ----------------------
                                                         1998 Activity                                          1999 Activity
                                                         -------------                                          -------------
                                                Total               Revisions                 Total         Revisions         Total
                                              Lots/Units                &                     Acres             &             Acres
                                                1/1/98      Acq.    Transfers     Sales      12/31/98   Acq. Tansfers Sales 12/31/99
OWNED PROPERTIES
West Meadows ...............................         26          -          -           -          26     -     -      (26)     -
Dave's Creek ...............................          -      1,372          -      (1,372)          -     -     -        -      -
                                             --------------------------------------------------------------------------------------
Subtotal Owned Properties ..................         26      1,372          -      (1,372)         26     -     -      (26)     -
                                             --------------------------------------------------------------------------------------

JOINT VENTURE PROPERTIES

Sunset Lakes ...............................         10          -          5         (15)          -     -     -        -      -
Country Lakes ..............................        268          -       (126)          -         142     -     -     (142)     -
                                             --------------------------------------------------------------------------------------
Subtotal Joint Venture Properties ..........        278          -       (121)        (15)        142     -     -     (142)     -
                                             --------------------------------------------------------------------------------------
Total All Properties .......................        304      1,372       (121)     (1,387)        168     -     -     (168)     -
                                             ======================================================================================

            ENVIRONMENTAL SERVICES. EQ Lab, a wholly owned subsidiary of the Company, was a full service ecological consulting firm and laboratory. EQ Lab, which sold all of its operating assets at December 31, 1999, performed water and soil testing and environmental assessments for the Company and third parties, including both governmental and private entities, acted as the primary surface water laboratory for two regional Water Management Districts (government), performed environmental chemistry analyses for the Aqua Source (private utilities), the Consolidated Citrus, Inc. (agriculture) and numerous marina projects (development) and performed wetlands mitigation, monitoring and exotic control for numerous public and private clients. EQ Lab also provided services to the Company and clients in the areas of hazardous substance testing and site remediation, endangered species management plans and wetlands identification and mitigation.

      The following table summarizes revenues recorded by EQL Lab (in thousands of dollars):

                                                December 31,
                                                ------------

                                         1999       1998       1997
                                         ----       ----       ----
            Revenues from
              affiliated parties        $  654     $  999     $   94

            Revenues from
              unaffiliated parties         928        584      1,048
                                        ------     ------     ------

            Total Revenues              $1,582     $1,583     $1,142
                                        ======     ======     ======

            RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "Contract Receivables") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "Mortgage Receivables," which, together with the Contract Receivables, are collectively referred to as the "Receivables Portfolio"). The Company collected for its own account a total of approximately $2.0 million, $3.0 million and $4.9 million in principal and interest payments on its Contract Receivables in 1999, 1998, and 1997, respectively. As of December 31, 1999 and 1998, the portfolio of Contract Receivables had a net book value of $2.0 million and $4.1 million, respectively, and the portfolio of Mortgage Receivables had a net book value of $6.2 million and $20.2 million, respectively.

      Stated interest rates on the Contract Receivables outstanding at December 31, 1999, 1998 and 1997 ranged from 4.0% to 12.5% (averaging approximately 7.0%). The original terms of the Contract Receivables were 10 to 12 years. The Company has established the reserve for estimated future cancellations and the reserve for Contract Receivables termination refunds, based on its actual cash collections and cancellations, which amounted to $563,000 in 1999 and $442,000 in 1998.

      The mortgages in the Mortgage Receivables portfolio are typically three to five year notes based upon 15-20 year amortization schedules and a balloon payment at the end. Most mortgages in this portfolio are secured by Predecessor Tracts. The stated interest rate on the mortgages is typically Prime plus two percent. The Company has established a reserve for estimated future delinquencies in this portfolio amounting to $3.8 million at December 31, 1999 and $2.5 million at December 31, 1998.

PREDECESSOR ASSETS

      Since 1992, Atlantic Gulf has pursued a strategy of disposing of its approximately 92,000 acres of Predecessor Commercial Developments, approximately 27,000 Predecessor Homesites and eight (8) Predecessor Utilities. Through 1999, the Company has disposed of approximately 89,000 acres of Predecessor Commercial Development for approximately $195 million and approximately 12,000 Predecessor Homesites for approximately $68 million. The Company has used the proceeds from these sales to reduce most of its corporate debt since 1992 and to offset the overhead expenses associated with maintaining these Predecessor Assets.

      The remaining Predecessor Commercial Developments include commercial, industrial, institutional, residential and agricultural acreage. Predecessor Tract sales, while highly variable from quarter to quarter, constituted approximately 6%, 29% and 46% of the Company's total real estate revenues in 1999, 1998 and 1997, respectively. The Company plans to sell the remaining Predecessor Tracts as quickly as possible while avoiding negative gross margins on the sale.

      The Company also owns approximately 15,000 Predecessor Homesites. The Company intends to continue its practice of selling such Predecessor Homesites on a wholesale basis as fast as the local markets can absorb them, but it anticipates having Predecessor Homesite inventory for the foreseeable future. Predecessor Homesite sales represented approximately 3%, 4% and 15% of the Company's total real estate revenues in 1999, 1998 and 1997, respectively. The Company does not anticipate that Predecessor Homesite sales will have a material impact on future cash flows or profitability.

            The following tables summarize the Company's Predecessor Asset activities in 1999 and 1998:

                                                   1998 Homesite Activity                       1999 Homesite Activity
                                                   ----------------------                       ----------------------

                                               Total                Lot/        Total                       Lot/         Total
                                            Lots/Units     Acq./    Unit      Lots/Units          Acq./     Unit      Lots/Units
                                              1/1/98      (Trans.)  Sales      12/31/98          (Trans.)   Sales       12/31/99
OWNED PROPERTIES

North Port(1).................                   3,925         25     160         3,790              16      118          3,688
Port Charlotte(1) ............                   2,924       (54)      50         2,820            (11)      209          2,600
Port St. Lucie(1).............                     681        (8)      54           619            (11)       31            577
Port Malabar(1)...............                   3,776         90     357         3,509             (8)      133          3,368
Port Labelle(1) ..............                   1,982         30     212         1,800              29        5          1,824
Sabal Trace(2)................                      79          -       4            75               -       75              -
Silver Springs Shores(3)......                   3,062         13      86         2,989               9       58          2,940
Cumberland Cove(4)............                     227         14       3           238               5       55            188
Other(5)......................                     173          -      89            84               -       17             67
                                      -------------------------------------------------- ---------------------------------------
Total Owned Properties........                  16,829        110   1,015        15,924              29      701         15,252
                                      ================================================== =======================================

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

(2)   This project is located in North Port, Florida.

(3)   Scattered lots located North of Ocala, Florida.

(4) Lots located in the Cumberland Mountains, midway between Knoxville and Nashville, Tennessee.

(5) Scattered lots located in Port St. John, Florida; City of Sebastian, Florida; and Vero Beach Highlands and Vero Shores, Florida.

      The table below summarizes the Company's Predecessor Homesite inventory by secondary market area as of December 31, 1999.

                                                                          PREDECESSOR HOMESITE INVENTORY SUMMARY
                                                                          --------------------------------------
                                                                                      (IN HOMESITES)

                                                  Standard             Other           Buildable           Other           Total
Market Area                                       Buildable          Developed        Reserved (2)      Restricted (3)  Predecessor
                                                                      Lots (1)                                           Homesites
                                                  ----------------------------------------------------------------------------------
North Port                                             3,475                 9                76               128             3,688
Port Charlotte                                           538                68             1,657               337             2,600
Port St. Lucie                                           187                27               304                59               577
Port Malabar                                              64                 2             1,759             1,543             3,368
Port Labelle                                             740                 -                32             1,052             1,852
Sabal Trace                                                -                 -                 -                 -                 -
Silver Springs Shores                                  2,354                79               228               279             2,940
Cumberland Cove                                          180                 -                 -                 8               188
Other                                                     30                 -                30                 7                67
                                                  ----------------------------------------------------------------------------------
Total                                                  7,568               185             4,086             3,413            15,280
                                                  ==================================================================================

      (1)   Includes commercial/industrial and other premium lots.

      (2)   Includes 3,795 lots held for Utility Reserves.

      (3) Represents Predecessor Homesites which may not be buildable due to lack of utility availability or engineering or title issues, and may only be sold under certain conditions. The Company's inventory of Predecessor Homesites that are not buildable has declined and is expected to decline further as currently non-buildable Predecessor Homesites become buildable. These Predecessor Homesites become buildable as the communities in which these lots are located grow and extend utility services to these lots and the Company satisfies title or engineering issues with respect to these lots. The Company's plans are to continue to take the appropriate actions to convert these lots to buildable Predecessor Homesites consistent with market demand and to monetize these assets and repay debt.

            The following table summarizes the Company's Predecessor Tract activities in 1999 and 1998:

                                                                   1998                                         1999
                                                          Predecessor Tract Sales                      Predecessor Tract Sales
                                                                 Activity                                     Activity
                                             -----------------------------------------------    ------------------------------------
                                              Total                                  Total                                  Total
                                              Acres     Acquired/                    Acres      Acquired/                   Acres
                                              1/1/98   (Donation)         Sales     12/31/98    (Donation)        Sales    12/31/98
                                             -----------------------------------------------    ------------------------------------
OWNED PROPERTIES
North Port ............................          940         (117)          202          621          (89)          109          423
Port Charlotte ........................        1,608           13           200        1,421           38           578          881
Port St. Lucie ........................          445            1           119          327          (33)           76          218
Port Malabar ..........................        2,487           78         1,647          918           61            97          882
Port Labelle ..........................       15,486          (17)       14,578          891           97           753          235
Sabal Trace ...........................           15            -            15            -            -             -            -
Silver Springs Shores .................           39           63            66           36           (5)            -           31
Cumberland Cove .......................        2,566       (1,881)            -          685            -             -          685
Other .................................           46            6            13           39            2             2           39
                                             ---------------------------------------------------------------------------------------
Total Owned Properties ................       23,632       (1,854)       16,840        4,938           71         1,615        3,394
                                             =======================================================================================

      GENERAL ECONOMIC AND FINANCIAL FACTORS INFLUENCING THE COMPANY'S
        LUXURY/RESORT BUSINESS

            The Company's Luxury/Resort Business is highly sensitive to the following general economic and financial factors:

            - the real estate industry and specific industry segment conditions and directions, i.e., supply and demand for Homesites, Vertical Residential Units and/or Commercial Developments, as well as local economic and market conditions,

            - the cyclical nature of the real estate market in Luxury/Resort Markets,

            - movements in interest rates and employment levels in Luxury/Resort Markets,

            - the availability and cost of financing for development, the availability and cost of materials and labor, weather conditions and changes in consumer preferences;

            - governmental regulation, specifically, compliance of projects with local, regional, state and federal planning, zoning, design, construction, development, environmental, permitting, sales, disclosure and related rules and regulations and

            - competitive pressures, specifically, other public and private developments in the Company's Luxury/Resort Markets, and the pricing and availability of such competing developments.

      The Company's financial strategy is to generate sufficient funds from the sale of Non-Luxury/Resort Projects and Predecessor Company assets to retire any remaining corporate debt and to redeem any outstanding Preferred Stock. See PART II, ITEM 5. MARKET FOR ATLANTIC GULF'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS below for a description of Atlantic Gulf's Series A Preferred Stock and Series B Preferred Stock (the "Preferred Stock"). The three-year, no call period on the majority of the Preferred Stock expires in the second half of fiscal year 2000.

      If the Company's financial strategy does not generate sufficient funds to retire its corporate-level debt and outstanding Preferred Stock and provide sufficient operating cash flow, the Company will need to consider other alternatives, including, but not limited to, a capital or debt restructuring and/or a federal bankruptcy filing.

      Currently, all of these general economic/financial factors are reasonably favorable to the Company. The economy, both at the national and Luxury/Resort Market levels, is currently strong. Interest rates and unemployment rates are both currently at historic lows, and credit is generally available to qualified borrowers. Moreover, while the real estate business is highly competitive, none of the Company's Luxury/Resort Markets currently has an oversupply of finished homesites and/or vertical residential units.

      Notwithstanding the favorable current conditions for the Company's Luxury/Resort Business in general, any significant increase in interest rates or general economic downturn or significant decline in employment growth, increase in unemployment, decline in growth of real wages, increase in inflation or downturn in other demographics in the Company's Luxury/Resort Markets could adversely impact new home starts in the future.

SPECIFIC ECONOMIC AND FINANCIAL FACTORS INFLUENCING THE COMPANY'S BUSINESS

      The Company's Business is also subject to certain economic and financial factors specific to the Company, including but are not limited to, the following:

      - the Company's high cost of institutional capital (debt and Preferred Stock) and related institutional financing contingencies and restrictions,

      -     sales pressure attributable to near term debt maturities,

      - the availability and cost of financing for such projects, substantial project carrying costs (because of the substantial time interval between project acquisition, development and sale),

      -     management limitations.

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

EMPLOYEES

      As of December 31, 1999, the Company had approximately 80 full-time employees and seven part-time employees. In addition, the Company employs on a daily basis such additional personnel as may be required to perform various other activities. The Company's relations with its employees are satisfactory and there have been no work stoppages.

ITEM 2.    PROPERTIES

      The Company's inventory of real estate is described in PART I, ITEM 1. BUSINESS, - LUXURY/RESORT PROJECTS and NON-LUXURY/RESORT PROJECTS and -- PREDECESSOR ASSETS.

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

OTHER LITIGATION AND PENDING DISPUTES

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

      Furthermore, at the request of the Company, Sessions previously performed certain consulting services with respect to the Company's acquisition of the Chenoa Project located near Glenwood Springs, Colorado. The Company does not have a separate consulting agreement with Sessions concerning the Chenoa Project.

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

      On or about March 22, 2000, Spring Valley Development, Inc. ("Spring Valley") filed an action against Sessions Development Corporation and Patrick Sessions (collectively, "Sessions") in the United States District Court for the District of Colorado, arising out of the Spring Valley Project. The complaint alleges claims for breach of contract, negligent misrepresentation, and breach of fiduciary duty and duty of loyalty. The claims are based on (a) Sessions' misrepresentations about his qualifications to obtain necessary government approvals, and operate the project on time and within budget, on which Spring Valley relied in contracting with Sessions to manage the project; and (b) his failures to obtain such approvals and to manage the project properly. The complaint alleges that Sessions neither obtained the approvals nor operated within budget, but instead (a) created such animosity with the building and land use officials in Garfield County that Spring Valley was unable to proceed timely with the project, and (b) expended substantial amounts on wasteful spending. The complaint also alleges that Sessions's cost overruns and delays caused Spring Valley to default on its loan agreements with Morgan Stanley and Lehman Brothers.

      The Company believes that the foregoing claims are without merit and intends to vigorously defend the same.

      JOHN LAGUARDIA V. ATLANTIC GULF COMMUNITIES CORPORATION. On or about December 17, 1999, Mr. Laguardia filed a complaint (the "Complaint") against Atlantic Gulf in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, claiming that the Company breached the Employment Agreement by failing to pay Laguardia amounts due upon the termination of his Employment Agreement. Mr. Laguardia's claims, totaling $955,000, and are comprised primarily of severance compensation, the net purchase price of his residence, home expenses and gross-up payments, of $200,000, $700,000, $18,000 and $36,000, respectively. On March 7, 2000, Mr. Laguardia amended the Complaint to include an additional $4,982.32 in damages for COBRA insurance reimbursements, making the total request for damages in the amount of $959,982.32.

      On November 17, 1997, Mr. Laguardia and the Company entered into that certain Employment Agreement, pursuant to which Atlantic Gulf retained Mr. Laguardia as Executive Vice President and Chief Operating Officer of Atlantic Gulf for the period commencing on November 17, 1997 and ending on November 17, 2001, unless terminated sooner in accordance with the terms thereof. On June 2, 1999, the Company issued Mr. Laguardia a termination memorandum, effective August 1, 1999. On January 7, 2000, the Company notified Mr. Laguardia that his termination was for cause and that pursuant to the terms of his employment agreement upon termination for cause he was not entitled to any further payments from the Company. The Company believes that it properly terminated Mr. Laguardia for cause and intends to contest his claims.

      MR. APTHORP'S EMPLOYMENT AGREEMENT. On July 1, 1997, Atlantic Gulf and Mr. Apthorp, a former director of Atlantic Gulf and the former chairman of the Board, entered into that certain Employment Agreement, pursuant to which Atlantic Gulf retained Mr. Apthorp, in the position of "Chairman Emeritus," principally to coordinate the Company's statewide governmental relations program. The term of Mr. Apthorp's Employment Agreement commenced on July 1, 1997 and terminated on June 30, 1999. Pursuant to his Employment Agreement, Mr. Apthorp was (1) paid an annual salary of $175,000, (2) received comparable fringe benefits and perquisites as were provided to the Company's other senior executives and (3) received no annual bonus, which was determined by the Board in its sole discretion, based on Mr. Apthorp's performance. An amendment to the Employment Agreement (the "Amended Employment Agreement"), dated June 24, 1998, entitled Mr Apthorp to an additional $100,000 if the Company purchased the "South Shore" Project, which never occurred. Mr. Apthorp claimed to be entitled to the $100,000 for services rendered on the South Shore Project because the Company had an opportunity to purchase the Project. Mr. Apthorp also claimed to be entitled to $40,000 for his participation on the "Dickman" Project, which the Company claimed as service rendered under the Employment Contract. On December 8, 1999, Mr. Apthorp filed a complaint against Atlantic Gulf in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, claiming that Atlantic Gulf breached the Amended Employment Agreement by failing to pay Mr. Apthorp the amounts due thereunder. The plaintiff claims that he is entitled to $140,000 plus attorney's fees. The Company believes that the foregoing claim is without merit and intends to vigorously defend the same.

      FINAL JUDGMENT OF PERMANENT INJUNCTION. On December 9, 1998, the Company was released from the Final Judgment of Permanent Injunction (the "Final Judgment") entered November 30, 1990, by the United States District Court for the Southern District of Florida in the civil action UNITED STATES OF AMERICA V. GENERAL DEVELOPMENT CORPORATION, No. 90-87-Civ-NESBITT.

      REGENCY ISLAND DUNES PROJECT. Control of the Regency Island Dunes Condominium Association (the "Association") was turned over to the condominium owners on or about November 20,

1997. As art of the turnover process, the Association inspected the project and provided the Company and its developer subsidiary, Regency Island Dunes, Inc. ("Regency"), together with the general contractor who constructed the project, with a list of the Association's claims of deficient work. The Company and Regency have inspected the project with their consultants and are in the process of preparing a response to the Association's claims. No lawsuit has been filed in connection with this matter, and no amount of damages has been specified.

      THE COY A. CLARK COMPANY V. ATLANTIC GULF COMMUNITIES CORPORATION. On August 13, 1997, Atlantic Gulf and the Coy A. Clark Company ("Clark") entered into a Development Management Agreement (the "Development Management Agreement") to provide certain development consulting services in connection with a project known as Waterford Trails. Atlantic Gulf never acquired the Waterford Trails Project. Clark has provided Atlantic Gulf with invoices totaling approximately $150,000 claimed to be due under the Development Management Agreement, and Atlantic Gulf does not believe that Clark is entitled to such payments. On or about August 31, 1999, Clark filed a complaint against Atlantic Gulf in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida, claiming that Atlantic Gulf breached the Development Management Agreement by failing to pay Clark the amounts due thereunder. Coy Clark Company is seeking to recover unpaid monthly developer fees pursuant to the Developer Management Agreement. The Agreement provides for the payment of $10,000.00 per month. The plaintiff claims that it is entitled to 15 months of payments ($150,000.00) plus prejudgment interest and attorney's fees. The case settled for $55,000.00 and has been dismissed.

      RANDY RIEGER, P.A. V ATLANTIC GULF COMMUNITIES CORPORATION. In January 2000, Randy Rieger, P.A. ("Randy Rieger") filed a complaint against Atlantic Gulf in the Circuit Court of the 11th Judicial Circuit, Dade County, Florida. The complaint alleges breach of contract of the Brokerage Agreement (the "Brokerage Agreement") between Randy Rieger and the Company. In May 1998, Atlantic Gulf and Randy Rieger, P.A. entered into a Brokerage Agreement to provide services in connection with the Company's efforts to buy the Grand Oaks Project, which did not occur. The Brokerage Agreement stated that Atlantic Gulf would pay Randy Rieger $10,000 in addition to one (1%) commission due upon the closing mentioned above. Randy Rieger alleges that a subsequent oral agreement transpired whereby Atlantic Gulf agreed to pay Randy Rieger an additional $50,000 in fees, for a total fee of $218,500, of which $200,000 would be paid monthly over (10) ten months at $20,000 per month as consulting fees. Randy Rieger also alleges, based on another oral agreement, that Atlantic Gulf made handwritten notes to Randy Reiger's billing statement agreeing to only pay $150,000. The handwritten notes actually evidenced the Company's intention to make a one-time payment of $15,000 to Randy Rieger and further indicated that any additional fee was to come from a sales commission from the sale mentioned above. The Plaintiff is seeking $135,000 for the alleged balance remaining plus pre-judgement interest, attorney fees and court costs. Atlantic Gulf claims Randy Rieger was only entitled to a fee upon closing, which never occurred, besides the one-time fee of $15,000 which the plaintiff in fact received. On March 31, 2000, the Company filed a motion to dismiss the case noted above.

      CARY GLEN PROJECT. On February 8, 1999, Panther Creek Corp., a wholly-owned subsidiary of Atlantic Gulf (the "Developer"), was terminated by Panther Creek-Raleigh Limited Partnership (the "Owner"), as the developer of the Cary Glen Project, for ongoing delays in the development schedule and sales program. Furthermore, on February 26, 1999, the Owner demanded that the Developer and Atlantic Gulf pay to the Owner approximately $5.5 million for alleged future potential project cost overruns, pursuant to the Hearthstone Master Form Acquisition and Development Agreement between the Owner and the Developer and the Guaranty Agreement given by Atlantic Gulf. Atlantic Gulf disputed whether (1) the termination was a proper termination for cause, (2) the Developer is liable for cost overruns not incurred prior to the termination date and (3) the Owner correctly calculated the projected cost overruns. In December 1999, the Company settled the dispute by relinquishing its 40.0% joint venture interest in the Cary Glenn Project and paid $375,000 to the Owner.

      GRAND OAKS GOLF CLUB, L.C. V. GRAND OAKS DEVELOPMENT CORPORATION. In December 1999, Grand Oaks Golf Club, L.C. (the "Golf Club") filed a complaint against Grand Oaks Development, a wholly-owned subsidiary of Atlantic Gulf (the "Developer"). The complaint alleges that the Golf Club and the Developer entered into a Conveyance, Development, and Construction Agreement (the "Agreement") which called for the Developer, upon acquisition of a real estate project (the "Project") from Crestwood Lakes Associates ("Crestwood"), to convey a portion of the land to the Golf Club for development of a golf course to be owned and operated by the Golf Club. The complaint further alleges that the Developer breached the Agreement by wrongfully refusing to close the Crestwood transaction and by failing to reimburse the Golf Club for its out of pocket expenses incurred in anticipation of the closing of the transaction. The Golf Club is seeking to recover its out of pocket expenses plus attorney's fees and costs. On January 19, 2000 the Developer filed an answer denying the material allegations of the complaint and raising as an affirmative defense that a condition precedent to the closing of the transaction contemplated by the Agreement, namely the acquisition of the Project from Crestwood, did not occur. The Company believes that the foregoing claim is without merit and intends to vigorously defend the same.

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

      No matter was submitted to a vote of security holders during the fourth quarter of 1999.

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

                            1999                                1998
                           Prices                              Prices
                           ------                              ------

Quarter Ended      High              Low               High               Low
-------------      ----              ---               ----               ---

March 31          1 29/32          0 11/16            4 1/4              3 1/4
June 30            2 3/8           0 17/32           3 11/16               2
September 30      0 13/16           0 3/32            2 3/8                1
December 31       0 3/16            0 1/32            1 5/16              5/8


      HOLDERS OF RECORD OF THE COMMON STOCK. As of March 30, 2000, there were approximately 29,285 record holders of the Common Stock.

      DIVIDENDS. No dividends have been paid on the Common Stock during the last two fiscal years, and Atlantic Gulf is prohibited from paying dividends on its Common Stock by the terms of its Revolving Loan Facility, Term Loan Facility and Secured Agreement. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES below. The holders of Atlantic Gulf's 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") (the Series A Preferred Stock and Series B Preferred Stock are, together, referred to as the "Preferred Stock") are entitled to receive, when, as and if declared by the Board of Directors of Atlantic Gulf (the "Board"), out of funds legally available therefore, cash dividends on each share of Preferred Stock at an annual rate equal to 20% of the Liquidation Preference (defined as $10 per share plus accumulated and unpaid dividends) in effect from time to time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the Preferred Stock was originally issued by Atlantic Gulf, and are payable, subject to declaration by the Board, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing as of September 30, 1997. As of December 31, 1999, the Series A Preferred Stock Liquidation Preference was $39.8 million, including undeclared but accumulated and unpaid dividends of $14.8 million and the Series B Preferred Stock Liquidation Preference was $31.5 million, including undeclared but accumulated and unpaid dividends of $11.5 million.

      Effective June 24, 1997, Atlantic Gulf's stockholders approved an amendment to Atlantic Gulf's certificate of incorporation to repeal the right of the holders of its Common Stock to receive, semiannually, mandatory dividends equal to 25 percent of Atlantic Gulf's Available Cash, as defined. See Note 10 to the Notes to the Company's December 31, 1999 Consolidated Financial Statements.

ITEM 6.    SELECTED HISTORICAL FINANCIAL DATA

      Selected financial data for each of the five years during the period ended December 31, 1999, are summarized below (in millions of dollars, except per share amounts):

                                                                                           Years
                                                                                           Ended
                                                                                        December 31,

                                                            1999            1998            1997            1996            1995
                                                            ----            ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA
Total revenues                                          $    75.6       $    83.8       $    76.6       $   138.8       $    98.0

Income (loss) before extraordinary items                    (61.9)            3.7           (58.3)          (12.6)          (20.6)

Net income (loss)                                           (61.9)            3.7           (58.3)            1.2           (20.6)

Net income (loss) applicable to
  common stock                                              (78.3)           (8.0)          (62.1)            1.2           (20.6)

Net income (loss) per common share(1)                       (6.33)          (0.68)          (5.82)           0.12           (2.12)

Weighted average common

  shares outstanding                                        12.36           11.64           10.66            9.71            9.71


BALANCE SHEET DATA (AT PERIOD END)


Cash (including restricted amounts)                     $    10.3       $    10.5       $    10.9       $    13.1       $    12.0

Land and Residential Inventory                              121.1           166.9           130.5           153.4           218.3

Receivables Portfolio                                        10.0            33.4            41.2            73.4            59.8

Total assets                                                163.0           229.8           203.1           263.4           332.8

Notes, mortgages, capital leases and
  other debt                                                145.4           151.8           132.4           169.2           221.0

Preferred stockholders' equity                               68.8            54.8            41.7              --              --

Common stockholders' equity (deficit)                       (80.4)           (2.6)            5.3            56.4            54.4

(1) The net income (loss) per common share amounts have been restated so as to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Company's December 31, 1999 Consolidated Financial Statements beginning on page F-7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The tables below summarize the Company's real estate operations for 1999, 1998, and 1997:

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS

                          YEAR ENDED DECEMBER 31, 1999
                            (IN THOUSANDS OF DOLLARS)

                                                                   Luxury/          Non-Luxury/
                                                                    Resort             Resort         Predecessor
                                                                  Operations         Operations          Assets              Total
                                                               --------------------------------------------------------------------
Revenues:
   Real estate sales
      Homesite                                                      $  8,888           $ 36,032          $  3,075           $ 47,995
      Commercial                                                       8,000              4,500             3,897             16,397
      Vertical Residential Units                                           -                  -                 -                  -
                                                               --------------------------------------------------------------------
   Total real estate sales                                            16,888             40,532             6,972             64,392
                                                               --------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales
      Homesite                                                         7,024             36,494             3,583             47,101
      Commercial                                                       7,099              3,240             3,411             13,750
      Vertical Residential Units                                           -                  -                 -                  -
                                                               --------------------------------------------------------------------
Total cost of real estate sales                                       14,123             39,734             6,994             60,851
                                                               --------------------------------------------------------------------
Gross margin real estate sales                                      $  2,765           $    798          $    (22)          $  3,541

Results of Joint Venture Operations(1)                              $ (4,329)          $  4,659          $      -           $    330
                                                               =====================================================================

(1)   Included in Other Operating Revenues.

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998
                            (IN THOUSANDS OF DOLLARS)

                                                                     Luxury/          Non-Luxury/
                                                                      Resort             Resort         Predecessor
                                                                    Operations         Operations          Assets            Total
                                                                 ------------------------------------------------------------------
Revenues:
   Real estate sales
      Homesite                                                        $     -            $14,259           $ 3,017           $17,276
      Commercial                                                        7,010             27,270            21,245            55,525
      Vertical Residential Units                                            -                  -                 -                 -
                                                                 ------------------------------------------------------------------
   Total real estate sales                                              7,010             41,529            24,262            72,801
                                                                 ------------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales
      Homesite                                                              -             12,108             2,675            14,783
      Commercial                                                        2,076             23,161            19,733            44,970
      Vertical Residential Units                                            -                  -                 -                 -
                                                                 ------------------------------------------------------------------
Total cost of real estate sales                                         2,076             35,269            22,408            59,753
                                                                 ------------------------------------------------------------------

Gross margin real estate sales                                        $ 4,934            $ 6,260           $ 1,854           $13,048

Results of Joint Venture Operations(1)                                $  (629)           $ 1,042           $     -           $   413
                                                                 ===================================================================

(1)   Included in Other Operating Revenues.

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997
                            (IN THOUSANDS OF DOLLARS)

                                                                  Luxury/          Non-Luxury/
                                                                   Resort             Resort         Predecessor
                                                                 Operations         Operations          Assets              Total
                                                                 ------------------------------------------------------------------
Revenues:
   Real estate sales
      Homesite                                                    $      -           $ 13,851           $ 10,755           $ 24,606
      Commercial                                                         -                590             31,439             32,029
      Vertical Residential Units                                    10,908                  -                 76             10,984
                                                                  -----------------------------------------------------------------
   Total real estate sales                                          10,908             14,441             42,270             67,619
                                                                  -----------------------------------------------------------------
Costs and expenses:
   Cost of real estate sales
      Homesite                                                           -             12,941             10,431             23,372
      Commercial                                                         -                484             35,303             35,787
      Vertical Residential Units                                    12,944                  -                 89             13,033
                                                                  -----------------------------------------------------------------
Total cost of real estate sales                                     12,944             13,425             45,823             72,192
                                                                  -----------------------------------------------------------------
Gross margin real estate sales                                    $ (2,036)          $  1,016           $ (3,553)          $ (4,573)

Results of Joint Venture Operations(1)                            $   (758)          $   (235)          $      -           $   (993)
                                                                  =================================================================

(1)   Included in Other Operating Revenues.


THE YEAR ENDED DECEMBER 31, 1999 ("1999") COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 ("1998")

      During 1999, the Company reported a net loss applicable to Common Stock of approximately $78.3 million compared to a $8.0 million net loss applicable to Common Stock in 1998. The increase in loss from 1998 to 1999 of approximately $70.3 million was primarily due to (1) a $9.5 million decrease in real estate gross margins, (2) an increase in inventory valuation reserves of $28.2 million,
(3) a decrease in other income of $12.3 million associated with reorganization reserves, (4) a $1.6 million increase in the costs of borrowings, (5) a $4.8 million increase in preferred stock dividends and accretion changes, (6) an increase in other expense of $3.6 million related to an increased valuation reserve for land mortgage receivables (7) a $7.8 million increase in operating expenses and (8) a $1.6 million increase in general and administrative expenses, partially offset by (9) a $1.9 million decrease in real estate costs.

      LUXURY/RESORT OPERATIONS.

           HOMESITES. Net margins from Homesite sales increased by approximately $1.9 million in 1999 compared to $0 in 1998, due to 1999 sales at the West Bay Project. No Homesite sales were recorded in 1998 due to the continuing entitlement and/or development of the West Bay and Chenoa Projects during the year. Homesite sales gross margin percentage was 21.0% in 1999 compared to 0% in 1998.

      During 1999, total sales of $16.9 million consisted of one commercial tract sale and 70 residential units, comprised of single-family Homesites, villas and carriage homes. In September 1999, the Company sold, for approximately $8.0 million, the remaining 1.9 acres of office/hotel parcel which were part of the 2.8 acre Riverwalk Tower site. Additionally, the Company sold 70 units at the West Bay Club Project for $8.9 million. The Company is continuing to develop the West Bay Project and began development at the Chenoa Project during 1999. Initial sales are expected at the Chenoa Project in 2000 or 2001.

      As of December 31, 1999, the Company had under contract approximately 156 Homesites for $8.3 million and 8 commercial acres for $2.0 million at the West Bay Club Project. As of December 31, 1998, the Company had under contract approximately 12 Homesites for $2.4 million at the West Bay Club Project.

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

            JOINT VENTURES. Results of Joint Ventures were $(4.3) million during 1999 compared to $(629,000) in 1998. The additional loss of $3.7 million is primarily due to the $3.8 million loss recognized for the sale of the Company's Joint Venture interest.

      NON-LUXURY/RESORT OPERATIONS.

            HOMESITES. Net margins from Homesite sales decreased by approximately $2.6 million to a negative net margin of $(462,000) in 1999 compared to $2.2 million in 1998. The $2.6 million decrease is primarily due to the final sale of the West Frisco Project, which resulted in a loss of approximately $4.2 million. Net margins for 1999 were further reduced by a decrease in margin of

$628,000 and $292,000 from the Lakeside and West Meadows Projects, respectively, and offset by an increase in net margin of $2.5 million from the West Frisco Project. The net margin at the Lakeside Project decreased by approximately $628,000 to $(224,000), due to higher than expected development costs. The increase and decrease in net margin for the other Projects listed above were due to changes in sales volume and bulk sales.

      Revenues from Homesite sales increased by approximately $21.8 million to $36.0 million in 1999 compared to $14.3 million in 1998, which was primarily due to the final sale of the West Frisco Project for approximately $14.6 million. The remaining $7.2 million increase in Homesite sales was primarily due to increased sales of approximately $7.9 million, $656,000 and $54,000 from the West Frisco, Lakeside and Saxon Woods Projects, respectively, offset by a $(1.4) million decrease at the West Meadows Project. The increases in sales for the Projects listed above were due to increases in sales volume and bulk sales.

      As of December 31, 1999, the Company had under contract approximately 72 Homesites for $3.2 million at the Lakeside Project, the Saxon Project and the West Meadows Project. As of December 31, 1998, the Company had under contract approximately 650 Homesites for $19.8 million at the Lakeside Project, the Saxon Project, the West Meadows Project and The Trails of West Frisco Project.

      Homesite sales gross margin percentage was (1.3)% in 1999 compared to 15.1% in 1998. The lower gross margin percentage in 1999 is primarily due to the loss on sale of the West Frisco Project approximating $4.2 million. This sale was necessitated by the Company's need for liquidity to meet debt and operating obligations.

            COMMERCIAL DEVELOPMENT. Commercial Development revenues decreased by approximately $22.8 million to $4.5 million in 1999 compared to $27.3 million in 1998, primarily due to a large tract sale in 1998. In 1998, the Company sold and closed Dave's Creek for $24.8 million. Sales proceeds of $4.5 million were received in 1999 for the sale of 26 acres at West Meadows.

            JOINT VENTURES. Results of Joint Ventures increased by approximately $3.6 million to $4.7 million in 1999 compared to $1.0 million in 1998. The $3.7 million increase is primarily due to the $5.1 million gain on sale of the Sunset Lakes' assets, offset by the relinquishment of JV interest in Panther Creek worth $1.0 million, as part of a legal settlement, and other operating losses at the Falcon Trace and Naval Training Center JV Projects. As of December 31, 1999, the Company's JV Projects had six Homesites under contract, totaling approximately $282,000 in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

      PREDECESSOR ASSETS.

            PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales increased by approximately $58,000 to $3.1 million in 1999 compared to $3.0 million in 1998. The $58,000 increase is due to an increase in the average sale price per Predecessor Homesite, partially offset by a 30.1% decrease in the number of Predecessor Homesite sales. The increase in the average sales price is primarily due to the mix of higher priced unit sales in 1999 compared to 1998. The decrease in the number of Predecessor Homesite sales is due to fewer bulk sales in 1999 compared to 1998. Bulk sales are usually made at a discount and have lower gross margin percentages.

      As of December 31, 1999, the Company had under contract 1,103 Homesite lots for $1.6 million. As of December 31, 1998, the Company had under contract two commercial lots allocated to Predecessor Homesites for $99,000.

      The Predecessor Homesite sales gross margin percentage was (16.5)% in 1999 compared to 11.3% in 1998. The Predecessor Homesite sales gross margin was adversely affected by a decrease in sales markup, yielding lower margin to accelerate the disposal of the Predecessor Homesites. The margin in 1998 is consistent with an orderly liquidation of the predecessor assets.

            PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased by $17.3 million to $3.9 million in 1999 compared to $21.2 million in 1998. The decrease in Predecessor Tract sales was primarily due to a declining inventory balance. As of December 31, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.3 million. As of December 31, 1998, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $980,000.

      The Predecessor Tract sales gross margin percentage was 12.5% for 1999 compared to 7.1% in 1998. The increase in gross margin during 1999 is due to fewer sales at a more profitable level as compared to 1998.

      OTHER RESULTS OF OPERATIONS.

            INVENTORY VALUATION RESERVE CHARGES. Inventory valuation reserve charges increased to $28.3 million in 1999, compared to $195,000 in 1998. The increase in inventory valuation charges was primarily due to reductions in valuating Predecessor and Non-Luxury/Resort Assets of $20.0 and $8.3 million, respectively. The inventory valuation reserve represented a reduction in the carrying value of the Company's inventory based upon a review of the fair values.

            SELLING EXPENSES. Selling expenses decreased by approximately $104,000 to $6.4 million in 1999 compared to $6.5 million in 1998. The $104,000 decrease was primarily due to a combined increase in selling expenses at the West Meadows and West Frisco Projects, related to increased sales activity, offset by a 66.1% decrease in selling expenses for Predecessor Assets. The decrease in selling expenses for Predecessor Assets was primarily due to the decreasing number of Predecessor Homesite and Predecessor Tract sales. Selling expense, as a percentage of real estate sales, increased to 9.9% in 1999 from 8.9% in 1998, primarily due to higher sales activity at the West Meadows and West Frisco Projects, offset by lower direct selling expenses associated with Predecessor Homesite and Predecessor Tract sales as noted above.

            OPERATING EXPENSES. Operating expenses increased by approximately $7.8 million in 1999 to $9.8 million compared to $2.0 million in 1998. The increase in operating expenses is primarily due to $6.1 million in predevelopment costs, from forfeited, terminated or expired purchase contracts, and $1.6 million in operating expenses for the West Bay Golf Club, which was not in operation in 1998.

            OTHER REAL ESTATE COSTS. Other real estate costs decreased by $1.9 million, or 19.9%, to $7.7 million in 1999 compared to $9.6 million in 1998. The $1.9 million decrease is primarily due to a decline in property taxes of $3.0 million for Predecessor Assets, offset by increases in sales office overhead of approximately $1.1 million. The $3.0 million decrease in Predecessor Assets' property taxes is due to the numerous bulk sales completed by the Company in 1998. Increases in sales office overhead were attributable primarily to the West Meadows, Chenoa and Panther Creek Projects.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.6 million to $11.5 million in 1999 compared to $9.9 million in 1998. The $1.6 million increase is primarily due to costs related to the Company's restructuring program, implemented in July 1999, partially offset by cost savings resulting from the restructuring program. Restructuring costs included severance, wages, professional fees and other related expenses.

            COSTS OF BORROWING NET OF CAPITALIZED INTEREST. Costs of borrowing, net of capitalized interest, increased by approximately $1.6 million to $6.0 million in 1999, compared to $4.4 million in 1998. The $1.6 million increase is primarily due to more debt being financed at the corporate level instead of being capitalized within a project loan.

            OTHER INCOME - REORGANIZATION RESERVES. Other income - other reorganization reserves consisted of gains of approximately $1.1 million in 1999 compared to $13.4 million in 1998 resulting from the resolution of certain reorganization items. The $1.1 million gain in 1999 consisted primarily of $1.1 million in amortization of utility connection reserves and a $27,000 refund for unclaimed expired notes. The $3.5 million gain in 1998 consisted of (a) a $1.1 million amortization of utility connection reserves, (b) a $3.7 million utility trust withdrawal, (c) a gain of $8.5 million associated with the receipt of proceeds from unclaimed expired 12% Notes and (d) $104,000 of contract receivables termination refunds.

            OTHER EXPENSE ITEMS. Other expense - miscellaneous loss of approximately $3.9 million in 1999 and $78,000 in 1998 consisted of net gains and losses associated with various reserve adjustments and settlements. The $3.9 million loss in 1999 was due to a $3.4 million valuation reserve for Mortgage Receivables and a $514,000 loss due to contract receivables termination refunds.

            PREFERRED STOCK ACCRUAL. During 1999, the Company recorded a $14.6 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated but unpaid as of December 31, 1999. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $1.4 million of the value of its Preferred Stock to the redemption amount in 1999. The total of approximately $26.2 million and $3.2 million of accrued Preferred Stock dividends and Preferred Stock accretion, respectively, was charged to contributed capital in the accompanying December 31, 1999 consolidated balance sheet.

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

      NON-LUXURY/RESORT OPERATIONS.

            HOMESITES. Net margins from Homesite sales increased $1.2 million in 1998 compared to 1997 primarily due to increased margins. The increased margins on Homesite sales were primarily related to (1) an increase of $307,000 in West Meadows related to increased sales volume, (2) a combined increase of $587,000 in Saxon Woods and West Frisco, which did not have sales in 1997, (3) a decrease in Lakeside of $413,000 related to decreased sales volume as a result of tornado damage during

1998 and (4) a reduction of $760,000 of negative margin associated with Sanctuary Homesite and Windsor Palms which had final sales in 1997.

      Revenues from Homesite sales decreased $7.3 million in 1998 compared to 1997 primarily due to a $7.7 million decrease in Other Predecessor Assets revenue which was slightly off-set by a $409,000 increase in Homesite revenue. The decreased revenue associated with Other Predecessor Assets was related to the Company's orderly disposition of the remaining Predecessor Assets. The increase in revenue from Homesite sales was primarily related to (1) an increase of $2.7 million in the West Meadows Project, (2) a combined increase of $4.2 million in the Saxon Woods Project and The Trails of West Frisco Project, which did not have sales in 1997, (3) a decrease in the Lakeside Project of $1.7 million related to decreased sales as a result of tornado damage during 1998 and
(4) a decrease of $4.9 million associated with the Sanctuary Project and the Windsor Palms Project which had final sales in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      Atlantic Gulf is currently in default under project indebtedness for the Chenoa Project, and for this reason and other reasons, the Company has received a "going concern" opinion from its independent auditors, with respect to its financial statements for the year ended December 31, 1999. Senior management is in negotiations with its lenders to address such defaults.

      The Company's financial strategy is to generate sufficient funds from the sale of non-Luxury/Resort Projects and Predecessor assets to retire any remaining corporate debt and to redeem any outstanding Preferred Stock. If the Company's financial strategy does not generate sufficient funds to retire corporate debt and outstanding Preferred Stock and provide sufficient operating cash flow, the Company will need to consider other alternatives, including but not limited to, a capital or debt restructuring and/or a federal bankruptcy filing.

      GENERAL. As of December 31, 1999, the Company's (1) cash and cash equivalents totaled approximately $8.1 million and (2) restricted cash and cash equivalents totaled $2.1 million, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and (c) various other escrow accounts. Of the approximate $1.3 million decrease in cash and cash equivalents during 1999, (i) $16.7 million was provided by operating activities, offset by (ii) $3.6 million used in investing activities and (iii) $14.4 million used in financing activities.

      Cash provided by operating activities includes approximately (1) $8.1 million for interest payments, (2) $2.9 million for property tax payments, (3) $50.7 million for construction and development expenditures, (4) $2.2 million related to property acquisitions and (5) $5.1 million of fees associated with the Company's refinancing efforts. Cash used in operating activities was offset in part by net cash generated from real estate sales and other operations.

      Cash used in investing activities consisted primarily of $3.7 million of property plant and equipment additions, partially offset by proceeds received from the sale of property plant and equipment.

      Cash used in financing activities consisted primarily of principal reductions of $131.7 million, offset by additional borrowings of $117.3 million. Principal reductions of $131.7 million included $62.9 million used to payoff corporate debt, related to the Company's Cash Flow Notes, Working Capital Facility and Mortgage Receivables loans, and $14.0 million to reduce the Revolving Loan Facility balance. The remaining $54.8 million in principal reductions was for various project loans as project units were sold. Additional borrowings of $117.3 million consisted of $56.4 in corporate borrowings, related to the Revolving Loan, Term Loan and Apollo Note, and $60.9 million in project debt for construction and development purposes.

      DECEMBER 1998 DEBT REFINANCING. Dated as of December 31, 1998, and effective as of February 2, 1999, (1) Atlantic Gulf closed on its $39.5 million Revolving Loan Facility and its $26.5 million Term Loan Facility (collectively, the "Senior Loan Facilities"), (2) Atlantic Gulf entered into amendments to its Secured Agreement, dated as of February 7, 1997, as amended, with Apollo (the "Secured Agreement"), and Investment Agreement, dated as of February 7, 1997, as amended, with Apollo (the "Investment Agreement"), (3) SP-Sub canceled Atlantic Gulf's obligation to repay its $11 million SP Sub Loan and (4) Apollo, the New Revolving Loan Lenders and the New Term Loan Lenders and the collateral agent entered into a New Intercreditor Agreement. These transactions are collectively referred to herein as the "December 1998 Debt Refinancing."

      REVOLVING LOAN FACILITY. The lenders (the "Revolving Loan Lenders") under Atlantic Gulf's Revolving Loan Facility are DK Acquisition Partners, L.P., Comac Partners, Halcyon/Alan B. Slifka Management Co. LLC, East West Partners, Stonehill Investment Corp. and Anglo American Financial and its participants. M.
H. Davidson, LLC. ("MHD") is the agent and collateral agent.

      The Revolving Loan Facility will mature on August 1, 2000 and bears interest at the rate of (1) eleven percent (11%) per annum (fifteen percent (15%) per annum upon the occurrence and continuation of an event of default) upon all amounts other than letter of credit guarantees and (2) fifteen percent (15%) per annum (nineteen percent (19%) per annum upon the occurrence and continuation of an event of default) upon all draws under letter of credit guarantee amounts.

      The aggregate outstanding borrowings under the Revolving Loan Facility are subject to a borrowing base limitation based on the value of certain of the Company's assets. The Revolving Loan Facility contains standard and customary representations, warranties and covenants for a facility of its type, size and term, including, a consolidated net worth covenant.

      The $39.5 million commitment under the Revolving Loan Facility was subsequently reduced to $27.0 million by the Third Amended and Restated Revolving Loan Agreement, dated September 9, 1999.

The $27.0 million commitment was and will be further reduced (1) by seventy five percent (75%) of the net cash proceeds realized from certain bulk sales of lots and/or land in certain eligible subdivision projects; (2) by an additional $1.7 million on each of February 15, 2000, March 15, 2000 and April 15, 2000; and (3) by an additional $2.3 million on each of May 15, 2000, June 15, 2000, and July 15, 2000. The remaining outstanding balance under the Revolving Loan Facility is due and payable in full on August 1, 2000. The Company used a portion of the proceeds from the Anglo American Facility to fund the March 31, 1999, commitment reduction. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES -- ANGLO AMERICAN FACILITY below.

      On the closing date, the Revolving Lenders delivered to the trustee for Atlantic Gulf's 13% Notes $7.5 million of cash collateral to secure the payment, when presented, of up to $7.5 million of the 13% Notes. The cash collateral, which is treated as a letter of credit guarantee amount, is deemed to be part of the Revolving Loan Facility.

      On the closing date, Atlantic Gulf paid (1) the collateral agent a closing fee of $1.28 million and (2) the agent a letter of credit guarantee fee of $150,000. Atlantic Gulf also has agreed to pay (a) the collateral agent a servicing fee of $10,000 per month so long as any amounts remain outstanding under the Revolving Loan Facility and (b) the agent a second letter of credit guarantee fee of $150,000 on the second anniversary of the effective date of the New Revolving Loan Facility if any portion of the letter of credit guarantee amount remains outstanding on that date.

      TERM LOAN FACILITY. The lenders (the "New Term Loan Lenders") under Atlantic Gulf's Term Loan Facility (the "Term Loan Facility") are Anglo American Financial and General Motors Employees Global Group Pension Trust. Anglo American Financial is the agent, and MHD is the collateral agent.

      The Term Loan Facility will mature on the earlier of February 1, 2002, or the date that is thirty (30) days prior to the first date on which any of the holders of the Preferred Stock have the right to require Atlantic Gulf to repurchase any shares of Preferred Stock and bears interest at the rate of fifteen percent (15%) per annum (nineteen percent (19%) per annum upon the occurrence, and continuation, of an event of default). The Term Loan Facility contains standard and customary representations, warranties and covenants for a facility of its type, size and term, including a consolidated net worth covenant.

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

            b. Atlantic Gulf issued a $1 million promissory note to Apollo (the "$1 Million Note"). The $1 Million Note will mature on February 1, 2002, and provides for payments of interest only at the rate of ten percent (10%) per annum (fifteen percent (15%) per annum upon the occurrence and continuation of an event of default), monthly in arrears. Atlantic Gulf has the obligation, under certain circumstances, to prepay seventy five percent (75%) of the original principal amount of the $1 Million Note by conveying a 20% net profit interest in a specified project to Apollo.

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

            INTERCREDITOR AGREEMENT. Atlantic Gulf's obligations under the Senior Loan Facilities and the Secured Agreement are fully secured by security interests in substantially all of Atlantic Gulf's assets (the "Collateral") and guaranteed by certain of Atlantic Gulf's subsidiaries. In connection with the December 1998 Debt Refinancing, Apollo, the Revolving Loan Lenders, the Term Loan Lenders and MHD, as collateral agent, entered into a new Intercreditor Agreement (the "Intercreditor Agreement") pursuant to which the parties agreed
(1) that the liens of the parties upon the Collateral would have the following priorities and rank: (a) the Revolving Loan Facility liens and obligations would have first priority, (b) the Term Loan Facility liens and obligations would have second priority and (c) the Secured Agreement liens and obligations would have third priority and (2) to certain repayment subordinations, standstill periods, blockage periods, payment turnover provisions and related matters.

            REPAYMENT OF WORKING CAPITAL FACILITY, 13% NOTES AND RECEIVABLE DEBT. On February 2, 1999, the Company repaid (1) the entire outstanding balance ($13.7 million) under its prior Working Capital Facility, (2) the entire outstanding balance ($39.5 million) under its 13% Notes and (3) its outstanding Mortgage Receivables Loans and Contract Receivables Loans ($7.8 million) with $32 million drawn under its Revolving Loan Facility (including $7.5 million of cash collateral treated as letter of credit guarantees), $26.5 million drawn under its Term Loan Facility and $800,000 of other available cash.

            ANGLO AMERICAN FACILITY. On March 31, 1999, West Frisco Development Corporation ("WFDC"), an indirect wholly-owned subsidiary of Atlantic Gulf, borrowed $7.0 million from Anglo American Financial (the "Anglo American Facility"), which was repaid in December 1999 upon the final sale of the West Frisco Project. The Anglo American facility (1) was a full recourse obligation of WFDC, secured by a deed of trust on the West Frisco Project, (2) matured on December 31, 1999, (3) bore interest at the rate of 1.75% per month and (4) required payments of interest only (monthly in arrears) until maturity. Atlantic Gulf has guaranteed the Anglo American Facility. Atlantic Gulf used $4.0 million of the proceeds of the Anglo American Facility to fund the March 31, 1999 commitment reduction under the Revolving Loan Facility. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES -- DECEMBER 1998 DEBT REFINANCING --- REVOLVING LOAN FACILITY above.

      OTHER MATERIAL OBLIGATIONS COMING DUE IN 2000. In addition to the mandatory reductions of $14.0 million in the $26.5 million Revolving Loan Facility, Atlantic Gulf's other material obligations coming due in 2000 include approximately $7.5 million in property related debt. The Company's 2000 business plan contemplates approximately $12 million of expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.

      STRATEGIC TRANSACTION. On March 26, 1999, the Company announced that (1) its Board of Directors had formed a Special Committee to explore strategic alternatives to maximize stockholder value and (2) it has retained BT Alex. Brown, a leading investment banking firm, to assist the Special Committee in reviewing strategic transactions. The Company terminated BT Alex. Brown's engagement in early 2000 after an unsuccessful effort to identify a strategic partner.

      On July 2, 1999, Atlantic Gulf announced a restructuring program aimed at generating annual cost savings of approximately $2.9 million, which included downsizing its workforce and disposing of selected real estate inventory in order to reduce corporate debt.

      OPERATING AND FINANCIAL STRATEGY. The Company's overall operating strategy is to (1) develop its two remaining Luxury/Resort Projects and (2) complete the sale of its remaining Non-Luxury/Resort Projects and Predecessor Company assets.

      The Company's financial strategy is to generate sufficient funds from the sale of Non-Luxury/Resort Projects and Predecessor Company assets to retire any remaining corporate debt and to redeem any outstanding Preferred Stock. See PART II, ITEM 5. MARKET FOR ATLANTIC GULF'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS below for a description of Atlantic Gulf's Series A Preferred Stock and Series B Preferred Stock (the "Preferred

Stock"). The three-year, no call period on the majority of the Preferred Stock expires in the second half of fiscal year 2000.

      Atlantic Gulf is currently in default under project indebtedness for the Chenoa Project, and for this reason and other reasons, the Company has received a "going concern" opinion from its independent auditors, with respect to its financial statements for the year ended December 31, 1999. Senior management is in negotiations with its lenders to address such defaults.

      If the Company's financial strategy does not generate sufficient funds to retire corporate debt and outstanding Preferred Stock and provide sufficient operating cash flow, the Company will need to consider other alternatives, including but not limited to, a capital or debt restructuring and/or a federal bankruptcy filing.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The Financial Statements and supplemental data required under this ITEM 8. are provided as Exhibits under ITEM 14. below and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF ATLANTIC GULF

DIRECTORS

           The following table sets forth certain information concerning the directors of Atlantic Gulf:

                Name                                 Age              Position(s) with Atlantic Gulf
                ----                                 ---              ------------------------------
Gerald D. Agranoff (1)(7)(8)(9)(10)(11)               53     Director and Chairman of the Compliance Committee

James M. DeFrancia (3)(5)(6)(9)(11)                   58     Director

Daniel Gropper (7)(9)(10)(12)(14)                     29     Director

Stuart F. Koenig (4)(5)(6)(11)                        47     Director

Ricardo Koenigsberger (4)(5)(6)(7)(8)(10)             33     Director and Chairman of the Audit Committee

Charles K. MacDonald (1)(7)(9)(10)(13)                41     Former Director

Lee Neibart (4)(6)(8)                                 49     Director and Chairman of the Compensation Committee and the
                                                             Acquisitions/Dispositions Committee

J. Larry Rutherford (2)(8)(9)                                Director, Chairman of the Refinancing Committee  and former President
                                                      54     and Chief Executive Officer

---------------------------
(1) A Class 1 Director whose term on the Board of Directors of Atlantic Gulf (the "Board") was scheduled to expire at Atlantic Gulf's Annual Meeting of Stockholders in 1999 (the "1999 Annual Meeting"). The 1999 Annual Meeting was not held and, accordingly, the Class 1 Directors are continuing to serve on the Board of Directors.

(2) A Class 2 Director whose term on the Board is scheduled to expire at Atlantic Gulf's Annual Meeting of Stockholders in 2000 (the "2000 Annual Meeting").

(3) A Class 3 Director whose term on the Board is scheduled to expire at Atlantic Gulf's Annual Meeting of Stockholders in 2001 (the "2001 Annual Meeting").

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

(10)  Member of the first Special Committee, which was formed in March 1999.

(11)  Member of the Operations Committee, which was formed in March 1999.

(12)  Member of the second Special Committee formed in August 1999.

(13)  Resigned as a Director effective as of July 17, 1999.

(14)  Appointed as a Director effective as of July 17, 1999.


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

      Mr. Gropper was appointed as a Director as of July 16, 1999. Mr. Gropper joined Stonington Management Corp. ("SMC") as an Analyst in 1995 and is currently a Portfolio Manager, working on a variety of projects including bankruptcies, restructurings, liquidations, activist positions and distressed high yield situations. Prior to joining SMC, Mr. Gropper was an Associate in the Investment Banking Department of Interstate/Johnson Lane, where he worked on public offerings and merger transactions. Prior to his position with Interstate/Johnson Lane, Mr. Gropper was an Analyst in the Financial Institutions group of Investment Banking Division of Goldman, Sachs & Co. Mr. Gropper has a Bachelor of Science in Commerce with Distinction from the University of Virginia. SMC is controlled by Mr. Paul E. Singer. Mr. Singer is also a partner of Elliott Associates, L.P. ("Elliott"), and controls the investment manager of Westgate International, L.P. ("Westgate").

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

      See PART III, ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ATLANTIC GULF - EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES below for biographical information.

COMMITTEES OF THE BOARD ("COMMITTEES") AND MEETINGS OF THE BOARD AND COMMITTEES.

      The Board has four (4) standing Committees, the Acquisitions/Dispositions Committee, the Audit Committee, the Compensation Committee (formerly known as the Human Relations Committee) and the Compliance Committee. The Board also had a Refinancing Committee from February 1998 through January 1999, a Special Committee and Operations Committee from March 1999 through December 1999 and a second Special Committee, which it formed in August 1999.

      The Acquisitions/Dispositions Committee held no meetings in 1999. The current members of the Acquisitions/Dispositions Committee are Messrs. Agranoff, Koenigsberger, Neibart (the Chairman) and Rutherford. The principal functions of the Acquisitions/Dispositions Committee are to (1) approve all operational decisions to implement the Board-approved business plan(s), (2) approve real estate acquisitions which commit no more than $5 million of Company equity in any single transaction, (3) approve dispositions of Company assets with gross sales prices no greater than $3 million per transaction and (4) delegate certain authorities to the President and Chief Executive Officer of Atlantic Gulf relating to acquisitions, dispositions and personnel matters, subject to the restrictions set forth with respect to these matters in the Investment Agreement.

      The Audit Committee held one (1) meeting in 1999. The current members of the Audit Committee are Messrs. DeFrancia, Koenig and Koenigsberger (the Chairman). The principal functions of the Audit Committee are to (1) select and engage on Atlantic Gulf's behalf, and fix the compensation of, a firm of certified public accountants whose duty it shall be to audit the books and accounts of

Atlantic Gulf and its subsidiaries for the fiscal year in respect of which they are appointed, and who shall report to the Audit Committee, and (2) confer with the accountants and determine, and from time to time report to the Board upon, the scope of audit procedures, accounting practices and internal accounting and financial controls of the Company.

      The Compensation Committee held no meetings in 1999. The current members of the Compensation Committee are Messrs. DeFrancia, Koenig and Neibart (the Chairman). Mr. Koenigsberger is an alternate member of the Compensation Committee. The principal functions of the Compensation Committee are to (1) administer and approve all elements of compensation for Company officers and senior staff members, (2) administer and approve participation in all awards, grants and related actions under the provisions of each of Atlantic Gulf's annual incentive and/or stock option programs, including under Atlantic Gulf's Employee Stock Option Plan, as amended (the "Employee Stock Option Plan"), and
(3) report to stockholders on executive compensation items, as required by the Securities and Exchange Commission (the "SEC").

      The Compliance Committee held no meetings in 1999. The current members of the Compliance Committee are Messrs. Agranoff (the Chairman), Gropper and Koenigsberger. The principal function of the Compliance Committee is to monitor Atlantic Gulf's compliance with the terms of the November 1992 Final Judgment against Atlantic Gulf as it relates to the Company's sales and marketing practices. On December 9, 1998, the Company was released from the Final Judgment. See PART I, ITEM 3. LEGAL PROCEEDINGS - OTHER LITIGATION AND PENDING DISPUTES -- CARY GLEN PROJECT above.

      The Refinancing Committee, which was formed in February 1998, completed its work and disbanded in early January 1999. The members of the Refinancing Committee were Messrs. Agranoff, DeFrancia, Gropper and Rutherford (the Chairman). The principal function of the Refinancing Committee was to approve all decisions concerning negotiations with Apollo for the release of its security interest in the Company's projects in connection with the refinancing of the Company's institutional indebtedness, which was completed in early 1999.

      The first Special Committee, which first formed in March 1999 and terminated in December 1999, held one meeting in 1999. The members of the first Special Committee were Messrs. Agranoff, Koenigsberger (the Chairman) and Gropper. On March 26, 1999, the Company issued a press release announcing (1) the formation of the Special Committee to explore strategic alternatives to maximize stockholder value and (2) the retention of BT Alex. Brown to assist the Special Committee in reviewing possible strategic alternatives. The principal function of the Special Committee was to review, evaluate and make recommendations to the full Board concerning possible strategic alternatives. The Board terminated the first Special Committee in December 1999, when it terminated its strategic alternatives initiative.

      The Operations Committee, which was formed in March 1999, held no meetings in 1999. The current members of the Operations Committee are Messrs. Agranoff, DeFrancia (Chairman) and Koenigsberger. The principal function of the Operations Committee is to review, evaluate and make recommendations to the full Board concerning overhead, operating costs, staffing and related matters.

      The second Special Committee, which was formed in August 1999, held four
(4) meetings in 1999. The current members of the Second Special Committee are Messrs. Agranoff, Defrancia and

Gropper (the Chairman). The principal functions of the Second Special Committee is to review all senior management employment matters, all matters related to Crocker Realty, and Broad River LLC, and other matters pertaining to management restructuring.

      The Board currently consists of Messrs. Agranoff, DeFrancia, Koenig, Koenigsberger, Gropper, Neibart and Rutherford (the Chairman of the Board). The Board held eight (8) regularly scheduled meetings and four (4) special meeting during 1999. Each director attended at least 75% of the aggregate number of meetings of the Board (that were held during his term on the Board) and committees on which he served during 1999.

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

      The following table sets forth certain information about the current executive officers and certain other key employees of Atlantic Gulf who served during 1999 and 2000:

       Name                          Age     Position(s) with Atlantic Gulf (1)
       ----                          ---     ----------------------------------
Richard S. Ackerman                   41     President, Chief Executive Officer

J. Larry Rutherford (1)               54     Former President, Chief Executive Officer, Director and Chairman of the Board

Thomas W. Jeffrey(2)                  40     Former Executive Vice President and Chief Financial Officer

John Laguardia(3)                     61     Former Executive Vice President and Chief Operating Officer

J. Thomas Gillette                    55     Senior Vice President - Development

Frank C. Weed                         51     Senior Vice President - Resorts Division

Lisa Anness                           43     Senior Vice President

Eugene M. Giblin                      51     Vice President and Chief Accounting Officer

William G. Peacher                    59     Vice President

Andrea Miller                         31     Vice President

Paula J. Cook(5)                      41     Former Vice President and Controller

Joel K. Goldman(7)                    34     Former Vice President, Secretary and General Counsel

Susan M. Kinsey(8)                    48     Former Vice President - Human Resources

Kevin M. O'Grady(9)                   45     Former Vice President - Business Development

Matthew Allen(10)                     35     Former Vice President - Finance

Cotter Christian(11)                  44     Former Vice President - Community Development

(1)   Resigned as President and Chief Executive Officer as of August 16, 1999.

(2)   Resigned as of August 17, 1999.

(3)   Resigned as of July 30, 1999.

(4)   Resigned as of October 2, 1999.

(5)   Resigned as of September 30, 1999.

(6)   Resigned as of December 1, 1999.

(7)   Resigned as of December 1, 1999.

(8)   Resigned as of December 10, 1999.

(9)   Resigned as of June 30, 1999.

(10)  Resigned as of December 1, 1999.

(11)  Resigned as of November 17, 1999.

      Mr. Ackerman joined Atlantic Gulf in August 1999 as President and Chief Executive Officer. Prior to joining Atlantic Gulf, Mr. Ackerman served as President, Chief Operating Officer and a Director of Crocker Realty Trust, Inc., a privately held REIT, since its formation in 1996. Mr. Ackerman was President of a publicly held REIT, also named Crocker Realty Trust, Inc. from its inception in 1992 until its sale to Highwoods Properties, Inc. in 1996 and Vice President of a certain predecessor entity from 1987 to 1992. Mr. Ackerman graduated from Tulane University with a Bachelor of Arts in 1980 and a Juris Doctor in 1982. He is a member of the Florida and Pennsylvania Bars.

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

      Ms. Anness joined Atlantic Gulf in 1978. She has held various planning and project management positions with the Company. She became an officer of the Company in 1990. She currently serves as Senior Vice President and President of Environmental Quality Laboratory, Inc. a wholly-owned subsidiary of Atlantic Gulf.

      Mr. Giblin joined Atlantic Gulf in November 1992 as Director - Internal Audit and was named Vice President and Chief Accounting Officer in December 1999. Prior to joining Atlantic Gulf, Mr. Giblin was with Planned Development Corporation and Arvida Corporation for eleven years in various accounting and internal audit positions.

      Mr. Peacher joined Atlantic Gulf in April 1999 as Vice President of the Company, and President and Chief Executive Officer of Aspen Springs Ranch, Inc., a wholly-owned subsidiary of Atlantic Gulf. Prior to joining Atlantic Gulf, Mr. Peacher held the position of President of Reynolds Plantation in Greensboro, Georgia for approximately eight years where he directed all activities associated with a pre-retirement/second home residential project. During most of the 1970's and 1980's, Mr. Peacher served as the Vice President of Sales and Marketing or General Manager for several developments. Mr. Peacher graduated from Georgia Tech with a Bachelor of Industrial Engineering in 1962 and a Master of Science and Management in 1968.

      Ms. Miller joined Atlantic Gulf in December 1999 as Cash Manager and named a Vice President in February 2000. Prior to joining Atlantic Gulf, Ms. Miller was a Budgeting and Financial Analyst at Crocker Realty Trust in Boca Raton for approximately three years and was previously in Cash Management at other various entities.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the directors and certain officers of Atlantic Gulf and beneficial owners of more than ten percent (10%) of Atlantic Gulf's common stock, par value $.10 per share (the "Common Stock") to file reports of securities ownership and changes in such ownership with the SEC. Based solely upon a review of the copies of such forms furnished to Atlantic Gulf and the representations made by such persons to Atlantic Gulf, Atlantic Gulf believes that during fiscal year 1999 its directors, officers and ten percent (10%) beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation accrued/paid by Atlantic Gulf during the periods indicated for services rendered to the Company by (1) Atlantic Gulf's Chief Executive Officer and (2) the four highest paid executive officers, other than the Chief Executive Officer, of Atlantic Gulf during the year ended December 31, 1999 (the "Named Executive Officers") and (3) three other highly paid executive officers who, but for their resignations during 1999, would have been named Executive Officers.

                                                    Annual Compensation(1)
                                         -------------------------------------------
                            Fiscal                                      Severance
                             Year        Salary       Bonus(2)       Compensation(3)
                             ----        ------       --------       ---------------
Richard S. Ackerman          1999        $157,769            --                   --
President and Chief          1998             N/A           N/A                   --
Executive Officer (14)       1997             N/A           N/A                   --

J. Larry Rutherford,         1999        $288,498      $200,000              $48,462
President and Chief          1998         476,613       400,000                   --
Executive Officer            1997         425,000       306,000                   --

Thomas W. Jeffrey,           1999        $121,640       $85,000             $115,500
Executive Vice President     1998         233,010        95,000                   --
and Chief Financial          1997         200,000       105,000                   --
Officer

John Laguardia, Executive    1999        $236,328      $115,300             $100,000
Vice President and Chief     1998         311,663       200,000                   --
Operating Officer(8)         1997             N/A           N/A                   --


J. Thomas Gillette, III,     1999        $168,878       $91,420                   --
Senior Vice President -      1998             N/A           N/A                   --
Community Devolopment        1997             N/A           N/A                   --
for North Florida (10)


Frank C. Weed,               1999        $284,878            --                   --
Senior Vice President -      1998             N/A           N/A                   --
Resorts Division (11)        1997             N/A           N/A                   --

Lisa Anness,                 1999        $142,229       $43,750              $62,500
Senior Vice President (12)   1998             N/A           N/A                   --
                             1997             N/A           N/A                   --

William G. Peacher,          1999        $289,362            --                   --
Vice President (13)          1998             N/A           N/A                   --
                             1997             N/A           N/A                   --



                                      Long Term Compensation
                              --------------------------------------
                                          Awards               LTIP
                              ---------------------------     ------

                              Restricted       Securities     Payout
                                Stock          Underlying     ------                All Other
                               Award(s)         Option(s)                        Compensation(4)
                               --------         ---------                        ---------------

Richard S. Ackerman                  --             --           --                        --
President and Chief                  --             --           --                        --
Executive Officer (14)               --             --           --                        --

J. Larry Rutherford,                 --             --           --                    $5,000
President and Chief                 (5)            (6)           --                     5,400
Executive Officer                   (5)            (6)           --                     3,673

Thomas W. Jeffrey,                   --             --           --                    $4,198
Executive Vice President             --            (7)           --                     5,000
and Chief Financial                  --            (7)           --                     4,563
Officer

John Laguardia, Executive            --             --           --                    $5,250
Vice President and Chief             --            (9)           --                     5,000
Operating Officer(8)                 --            N/A           --                     4,059


J. Thomas Gillette, III,             --             --           --                    $3,618
Senior Vice President -              --             --           --                       N/A
Community Devolopment                --             --           --                       N/A
for  North Florida (10)


Frank C. Weed,                       --             --           --                    $3,390
Senior Vice President -              --             --           --                       N/A
Resorts Division (11)                --             --           --                       N/A

Lisa Anness,                         --             --           --                    $3,688
Senior Vice President (12)           --             --           --                       N/A
                                     --             --           --                       N/A

William G. Peacher,                  --             --           --                        --
Vice President (13)                  --             --           --                       N/A
                                     --             --           --                       N/A

(1) Salary and commissions are included in the table on a when paid basis and bonuses are included on a when accrued basis.

(2) These amounts consist of cash bonus payments, except that (a) one half (i.e., $200,000) of Mr. Rutherford's 1998 bonus was paid in shares (a total of 213,333 shares) of Common Stock and (b) one half (i.e., $100,000) of Mr. Laguardia's 1998 bonus was paid in shares (a total of 106,666 shares) of Common Stock.

(3) While the Named Executive Officers receive certain perquisites, except as stated herein, such perquisites did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus for any periods presented.

(4) Represents amounts contributed on the officer's behalf by Atlantic Gulf to its 401(k) Plan.

(5)   Reserved.

(6)   All options previously granted have expired in 1999.

(7)   All options previously granted have expired in 1999.

(8) Mr. Laguardia joined Atlantic Gulf in December 1997 and became a Named Executive Officer for the first time in 1998.

(9)   All options previously granted have expired in 1999.

(10) Mr. Gillette joined Atlantic Gulf in 1991 and became a Named Officer for the first time in 1999.

(11) Mr. Weed joined Atlantic Gulf in 1997 and became a Named Officer for the first time in 1999.

(12) Ms. Anness joined Atlantic Gulf in 1978 and became a Named Executive Officer for the first time in 1999.

(13) Mr. Peacher joined Atlantic Gulf in 1999 and became a Named Executive Officer for the first time in 1999.

(14) Mr. Ackerman joined Atlantic Gulf in 1999 and became a named Executive Officer for the first time in 1999.

STOCK OPTION GRANTS DURING FISCAL YEAR 1999

      The following table sets forth summary information concerning options to purchase Common Stock granted to Named Executive Officers in 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                                Percent of Total Options
                                                 Granted to Employees in       Exercise           Expiration           Grant Date
       Name               Options Granted             Fiscal Year(1)            Price                Date           Present Value(2)
       ----               ---------------             --------------            -----                ----           ----------------
------------------------------------------------------------------------------------------------------------------------------------
Richard S. Ackerman                    --                          -.-%             N/A               N/A                     N/A
------------------------------------------------------------------------------------------------------------------------------------
J. Larry Rutherford                    --                          -.-%             N/A               (3)                     N/A
------------------------------------------------------------------------------------------------------------------------------------
Thomas W. Jeffrey                      --                          -.-%             N/A               (3)                     N/A
------------------------------------------------------------------------------------------------------------------------------------
John Laguardia                         --                          -.-%             N/A               (3)                     N/A
------------------------------------------------------------------------------------------------------------------------------------
J. Thomas Gillette, III        50,000 (1)                          -.-%           $2.00               (1)                      --
------------------------------------------------------------------------------------------------------------------------------------
Frank C. Weed                  50,000 (1)                          -.-%           $2.00               (1)                      --
------------------------------------------------------------------------------------------------------------------------------------
Lisa Anness                    30,000 (1)                          -.-%           $2.00               (1)                      --
------------------------------------------------------------------------------------------------------------------------------------
William G. Peacher                     --                          -.-%             N/A               N/A                     N/A
------------------------------------------------------------------------------------------------------------------------------------

(1) During 1998, Atlantic Gulf granted to executive officers and other key employees (other than Mr. Jeffrey) options to acquire a total of 500,000 shares of Common Stock under the Employee Stock Option Plan. All of these options were granted on August 12, 1998, have an exercise price of $2.00 per share and a ten (10) year term. Of this amount, only 150,000 shares remain outstanding, reduced by expired options due to employment terminations.

(2) The grant date present values are calculated based on the "risk-free" Black-Scholes model. The assumptions used in the calculations include an expected volatility of 1.131, a rate of return of 6.55%, no dividend yield and a time to exercise of five years.

(3)   All previously granted options expired in 1999.

AGGREGATED STOCK OPTION AND STOCK APPRECIATION RIGHTS EXERCISES DURING FISCAL YEAR 1999 AND STOCK OPTION VALUES AT DECEMBER 31, 1999.

      The following table sets forth information concerning options to purchase Common Stock held by each of the Named Executive Officers during fiscal year 1999 and the value of their unexercised options at December 31, 1999. None of the Named Executive Officers exercised any options to purchase Common Stock during fiscal year 1999.

                                                                    Number of Securities                        Value of
                                                                         Underlying                           Unexercised
                                      Shares                             Unexercised                          In-the-Money
                                     Acquired                             Options At                            Options At
                                        On            Value            December 31, 1999                    December 31, 1999 (1)
                                     Exercise        Realized     Exercisable     Unexercisable          Exercisable   Unexercisable
                                     --------        --------     -----------     -------------          -----------   -------------
Richard S. Ackerman                      --         $   --              N/A                N/A                 --             --

J. Larry Rutherford                      --             --              N/A                N/A                 --             --

Thomas W. Jeffrey                        --             --              N/A                N/A                 --             --

John Laguardia                           --             --              N/A                N/A                 --             --

J. Thomas Gillette                       --             --           43,100             33,400                 --             --

Frank Weed                               --             --           25,000             25,000                 --             --

Lisa Anness                              --             --           22,000             16,000                 --             --

William G. Peacher                       --             --              N/A                N/A                 --             --

(1) Represents the difference between the fair market value of the Common Stock on December 31, 1999 (i.e., $0.75 per share) and the per share exercise prices of the options.

      Atlantic Gulf had no stock appreciation rights ("SARs") outstanding to Named Executive officers at any time during fiscal year 1998.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS DURING FISCAL YEAR 1999

      Atlantic Gulf made no LTIP Awards to any Named Executive Officers during fiscal year 1999.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Years of Credited Service
              Assumed Highest Average Compensation
                                                            ------------------------------------------------------------------------
                                                                5                              10                              15
                                                                -                              --                              --
------------------------------------------------------------------------------------------------------------------------------------
                           $  75,000                        $  4,467                        $  8,935                        $ 13,402
------------------------------------------------------------------------------------------------------------------------------------
                             100,000                           6,155                          12,310                          18,465
------------------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

      Under the 1996 Non-Employee Directors' Stock Plan (the "Non-Employee Directors' Stock Plan"), each Non-Employee Director receives (1) an annual retainer of $25,000 (except for Mr. Daniel Gropper and each Apollo Director who receive $10,000), (2) $3,000 per Board meeting attended in person and (3) $1,000 per Board meeting attended by telephone. Board meeting fees are paid in cash quarterly. No fees are paid for attending Committee meetings or for serving as Chairman of a Committee. Prior to August 4, 1999, the Non-Employee Directors' Stock Plan provided that (a) sixty percent (60%) of the annual retainer (i.e., $15,000) would be paid in Common Stock and (b) the remaining forty percent (40%) of the annual retainer (i.e., $10,000) would be paid in cash, and prior to April 1, 1998, the annual retainer was paid in shares of Atlantic Gulf Common Stock, quarterly based on the share price at the end of the previous quarter. Effective August 4, 1999, the Board amended the Non-Employee Directors' Stock Plan to provide that the entire annual retainer be paid in cash.

      Under the Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Stock Option Plan"), each Non-Employee Director (1) was (is) granted an option to acquire 20,000 shares (except for each Apollo Director who receive 10,000 shares) of Common Stock on the date he first became (becomes) a director of Atlantic Gulf and (2) is granted an option to acquire an additional 5,000 shares of Common Stock at the first meeting of directors following each subsequent election or re-appointment of such director to the Board. The exercise price of each of these options is 100% of the FMV of the Common Stock on the option grant date. Each option is fully vested on the grant date and has a term of ten years. Options for a maximum of 350,000 shares of Common Stock may be granted under this plan. Effective April 1, 1998, the Board amended the Non-Employee Directors' Stock Option Plan to provide that each Apollo Director (who is subject to reappointment annually) will be granted an option to purchase 1,667 shares of Common Stock each time he is re-appointed to the Board. Every third year that an Apollo Director is re-appointed to the Board his option grant will cover 1,666 shares of Common Stock, with the result that an Apollo Director who is re-appointed to the Board for three consecutive years will receive three option(s) covering the same number of shares of Common Stock (i.e., 5,000 shares) as a Class 1, 2 and 3 Director who is re-elected to a three-year term.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Atlantic Gulf is a party to written termination and employment agreements with Messrs. Ackerman, Rutherford, Laguardia and Peacher, and a retention agreement for Ms. Annes, the terms of which are described below.

      MR. ACKERMAN'S EMPLOYMENT AGREEMENT. On March 1, 2000, Atlantic Gulf and Broad River LLC ("Broad River") entered into a Service Agreement ("Service Agreement"), pursuant to which Broad River agreed to cause Mr. Ackerman, a member and manager of Broad River, to serve as President and Chief Executive Officer of Atlantic Gulf for the period commencing on December 1, 1999 and ending on November 30, 2001 ("Initial Service Period"), unless terminated sooner in accordance with the terms thereof. The Initial Service Period will be extended for successive one year terms so long as Atlantic Gulf or Broad River do not give timely notice of non-renewal. The Service Agreement supersedes Mr. Ackerman's Employment Agreement.

      Pursuant to the Service Agreement, the Company will pay Broad River at the rate of $207,625 per annum ($511,975 per annum for the first twelve months of the Initial Service Period). At the first year anniversary, Broad River will be entitled to a bonus equal to 25% of the cumulative overhead savings, as defined in the Service Agreement, during the 12-month period.

      Broad River will also be entitled to receive an additional bonus equal to 5% of the total dollars available for shareholder distribution after payment of all institutional and project indebtedness of the Company (the "Profit Participation"). Broad River's Profit Participation vests after Broad River fully completes the Initial Service Period and cannot exceed $2.5 million (the "Dollar Cap"). For each full extended one year term, the Dollar Cap will increase by $1.0 million.

      During the Service Period, Atlantic Gulf will permit Broad River to become a participating employer in Atlantic Gulf's employee insurance and other benefit plans. The Company will also reimburse Broad River for all reasonable and necessary expenses incurred by it or Mr. Ackerman in the course of, and pursuant to, the business of the Company.

      Atlantic Gulf has agreed to maintain director and officer insurance for Mr. Ackerman and otherwise indemnify Broad River and Mr. Ackerman to the fullest extent permitted by law for losses incurred by them as a result of any suits relating to the performance of services under the Service Agreement.

      Broad River and Mr. Ackerman have certain confidentiality, nonsolicitation of employees and limited non-compete obligations.

      In the case of a termination of the Service Agreement due to non-renewal, Broad River will be entitled to all accrued but unpaid compensation, vacation time and cash bonuses (the "Accrued Obligations") and 100% of the vested profit participation. If the Service Agreement is terminated for "cause" (as defined in the Service Agreement), Broad River will receive the Accrued Obligations and 25% of its vested profit participation. If the Service Agreement is terminated without "good reason" (as defined in the Service Agreement) or Mr Ackerman's death or disability, Broad River will be entitled to Accrued Obligations and 100% profit participation, whether or not vested, and the

Dollar Cap will be determined as if Broad River had been terminated immediately following the close of business on the next succeeding November 30th, plus a lump sum payment equal to the compensation that Broad River would have received if it had continued to provide services through the end of the then current Service Period.

      MR. RUTHERFORD'S TERMINATION AGREEMENT. On August 30, 1999, Mr. Rutherford and Atlantic Gulf entered into a Termination Agreement (Mr. Rutherford's "Termination Agreement"), pursuant to which Mr. Rutherford's employment with Atlantic Gulf and all subsidiaries as its President and Chief Executive Officer was terminated, effective as of August 17, 1999 (the "Effective Date"), without cause. Mr. Rutherford has agreed to continue to serve as a director and non-executive Chairman of the Board of Directors.

      Pursuant to his Termination Agreement, the Company is obligated to pay to Mr. Rutherford his annual base salary of $450,000 through December 31, 2000, in accordance with Atlantic Gulf's normal payroll practices, so long as he agrees to provide up to 40 hours of consulting service per month to the Company.

      Mr. Rutherford agreed to forfeit, as of the Termination Date, all options granted to him that were not exercisable, all options exercisable but not exercised and any other rights, privileges and benefits under the Company's Stock Incentive Agreement ("ISA Options") and Employee Stock Option Plan ("ESOP").

      Pursuant to Mr. Rutherford's Termination Agreement, Atlantic Gulf has agreed to cancel Mr. Rutherford's two $199,000 recourse promissory notes (the "Recourse Loans") on December 31, 2000 if Mr. Rutherford is not in breach of his Termination Agreement as of that date, in exchange for the shares of Atlantic Gulf common stock that he purchased with the proceeds. Atlantic Gulf loaned Mr. Rutherford $199,000 in each of 1997 and 1998 (a total of $398,000) for the purpose of permitting Mr. Rutherford to purchase shares of Common Stock in the open market and/or in one or more private transactions with third parties. The two Recourse Loans are full recourse obligations evidenced by promissory notes, with five year terms, and secured by pledges (evidenced by written pledges and security agreements) of the shares of Common Stock acquired with the Loan proceeds. The Recourse Loans are payable in annual installments of interest only, at the prime rate, with all unpaid principal and accrued and unpaid interest payable on maturity. The Loans would have become due and payable in full upon (a) the termination by Atlantic Gulf of Mr. Rutherford's employment with Atlantic Gulf for cause (as defined in his Employment Agreement) or (b) the termination by Mr. Rutherford of his employment with Atlantic Gulf.

      Pursuant to Mr. Rutherford's Termination Agreement, Atlantic Gulf has agreed to cancel Mr. Rutherford's $600,000 nonrecourse promissory note as of the Effective Date, in exchange for the shares of Atlantic Gulf common stock that he purchased with the proceeds. Atlantic Gulf loaned Mr. Rutherford $600,000 in 1998 for the purpose of permitting Mr. Rutherford to purchase shares of Common Stock directly from Atlantic Gulf having a market value equal to $600,000 (the "$600,000 Loan"). The $600,000 Loan was a nonrecourse obligation evidenced by a promissory note, with a five year term, and secured by a pledge (evidenced by a written pledge and security agreement) of the shares of Common Stock acquired with the Loan proceeds. The Loan was payable in annual installments of interest only, at the prime rate, with all unpaid principal and accrued and unpaid interest payable on maturity. In addition to other customary events of default, the Loan would become due and payable in full upon (a) the termination by Atlantic Gulf of Mr. Rutherford's employment with Atlantic Gulf for cause (as defined in his Employment Agreement) or (b) the termination by Mr. Rutherford of his employment with Atlantic Gulf.

      Mr. Rutherford's Termination Agreement provides for the continuation of certain fringe benefits to Mr. Rutherford, including medical and life insurance and his Company leased automobile) so long as he remains a director of Atlantic Gulf.

      Mr. Rutherford has agreed to certain restrictive covenants, i.e., (a) an agreement not to compete with Atlantic Gulf within a 100 mile radius of the Company's Chenoa project located in Aspen/Glenwood Springs, Colorado and a 25 mile radius of the Company's West Bay Project, located in Lee County, Florida, and an agreement not to participate (as an equity or debt investor) in any of the Company's real estate projects, in both cases through December 31, 2000 and
(b) an agreement not to disclose confidential information of the Company.

      To date, Mr. Rutherford has not received any compensation as per Mr. Rutherford's Termination Agreement.

            MR. LAGUARDIA'S EMPLOYMENT AGREEMENT. On November 17, 1997, Mr. Laguardia and Atlantic Gulf entered into that certain Employment Agreement, pursuant to which Atlantic Gulf retained Mr. Laguardia as Executive Vice President and Chief Operating Officer of Atlantic Gulf for the period commencing on November 17, 1997 and ending on November 17, 2001, unless terminated sooner in accordance with the terms thereof. On June 2, 1999, the Company issued Mr. Laguardia a termination memorandum, effective August 1, 1999, in compliance with Employment Agreement which calls for sixty (60) day termination notice.

      On or about December 17, 1999, Mr. Laguardia filed a complaint (the "Complaint")against Atlantic Gulf in the Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida, claiming that the Company breached the Employment Agreement by failing to pay Laguardia amounts due upon notice of termination. Amounts due, per Mr. Laguardia's claim, totals $955,000, which is comprised primarily of severance compensation, the net purchase price of his residence, home expenses and gross-up payments, of $200,000, $700,000, $18,000 and $36,000, respectively. On March 7, 2000, Mr. Laguardia amended the Complaint to include an additional $4,982.32 in damages for COBRA insurance reimbursements, making the total request for damages in the amount of $959,982.32.

      Per the Employment Agreement, Atlantic Gulf had the right, upon sixty (60) days' notice, to terminate Mr. Laguardia's employment with Atlantic Gulf without cause. Upon any such termination, Mr. Laguardia would be entitled to receive (1) any earned but unpaid Performance Bonus and (2) a cash severance payment in the amount of $300,000, payable within fifteen (15) days of the termination date. Atlantic Gulf would continue Mr. Laguardia's (a) life and health insurance, leased car expense reimbursement allowance and his tax preparation reimbursement allowance for a period of twelve (12) months following the termination date or, alternatively, pay Mr. Laguardia the after-tax equivalent of such benefits and
(b) continue his rental apartment lease reimbursement allowance through the earlier of the expiration of his Employment Agreement or the term of such lease. Atlantic Gulf would also pay, on Mr. Laguardia's behalf, up to $10,000 of out placement costs. Any and all unexercised and unvested

Options will terminate ninety (90) days after the termination date.

      Atlantic Gulf had the right to terminate Mr. Laguardia's employment with Atlantic Gulf for cause, as defined in Mr. Laguardia's Employment Agreement. Upon any such a termination, Mr. Laguardia will not be entitled to receive any further compensation, and all of his Options will terminate five (5) business days after the termination date.

      On January 7, 2000, the Company notified Mr. Laguardia that his termination was for cause and that pursuant to the terms of his employment agreement upon termination for cause he was not entitled to any further payments from the Company. The Company believes that it properly terminated Mr. Laguardia for cause and intends to contest his claims.

      MR. PEACHER'S EMPLOYMENT AGREEMENT. In April, 1999, Mr. Peacher (the "Employee") and Atlantic Gulf entered into that certain Employment Agreement, pursuant to which Atlantic Gulf retained Mr. Peacher as Vice President of the Company, and President and Chief Executive Officer of Aspen Springs Ranch, Inc., a wholly-owned subsidiary of Atlantic Gulf, for the period commencing on June 1, 1999 and ending on May 31, 2004, unless terminated sooner in accordance with the terms thereof.

      Pursuant to his Employment Agreement, Mr. Peacher is paid an annual base salary of $250,000 ("Base Compensation").

      Mr. Peacher was eligible to receive an annual bonus of $175,000 for the year ended December 31, 1999, and commencing January 1, 2000, Mr. Peacher's bonus (a "Performance Bonus"), may be up to 70% of his Base Compensation, based upon the Company's and his achievement of certain performance objectives and other criteria which were set by the President and approved by the Board. The actual amount of Mr. Peacher's 1999 bonus, which was paid in February 2000, was $175,000.

      Mr. Peacher also entered into a Participation Agreement, which will provide that the employee shall be entitled to five (5%) of "Net Profits" and "Positive Net Cash Flow," as defined in the Participation Agreement.

      Mr. Peacher's Employment Agreement also provides that he will be entitled to such other fringe benefits and perquisites as are provided to any or all of Atlantic Gulf's senior executives, including but not limited to, life insurance and health insurance, four weeks of paid vacation, the right to participate in Atlantic Gulf's 401K plan and a leased car. Mr. Peacher is entitled to reimbursement for all reasonable travel, lodging, food and related expenses incurred in connection with his employment. Mr. Peacher is also entitled to reimbursement for expenses relating to house hunting, relocation, temporary residential rentals and customary closing expenses incurred on the sale of the employee's prior home. During 1999, Mr. Peacher received a relocation allowance of $127,947.

      Per the Employment Agreement, Mr Peacher is eligible to select a mutually agreed upon lot from the undeveloped portion of the Development Company's inventory for purchase, together with a membership in the Aspen Springs Club, at the original offering price. The Employee shall earn a credit in the amount of $100,000 per year for each year of employment under this Employment Agreement. Mr Peacher will pay the difference between the retail value (of the lot and membership) and $500,000, which reflects a non-recourse and contingent promissory note (the "Note") issued to the Employee from the Company. The Note, which matures in five years, will earn interest at the rate required by the Internal Revenue Service and shall provide for a reduction of the indebtedness evidenced thereby by the earned Credits discussed above. Mr. Peacher is also entitled to customary closing expenses and reasonable closing costs, financing fees and other customary closing expenses incurred upon the acquisition of the lot and club membership.

      Atlantic Gulf has the right to terminate Mr. Peacher's employment with Atlantic Gulf for cause, as defined in Mr. Peacher's Employment Agreement. Upon any such a termination, Mr. Preacher will only be entitled to receive all accrued but unpaid compensation and unearned Credits mentioned above. If the Company terminates Mr. Preacher without cause, he will be entitled to a lump sum of $500,000, recognition of the earned Credits mentioned above and amounts that would otherwise accrue to the benefit of the Employee under the Participation Agreement for six months from the date of termination. Mr. Peacher may terminate this Agreement upon ninety (90) days' written notice to the Company.

      Mr. Peacher's Employment Agreement will terminate immediately upon his death or total and permanent disability (i.e., if he is unable to perform his regular duties for one hundred eighty (180) or more consecutive days). Upon such a termination, Mr. Peacher or his estate will be entitled to receive (1) any accrued but unpaid Base Compensation through the termination date and (2) any accrued and earned but unpaid Performance Bonus. Any and all unexercised and unvested Options will terminate ninety (90) days after the termination date.

      Mr. Peacher is prohibited from competing, directly or indirectly, with the Company in the real estate development and sales business in the State of Colorado during his employment and for two years following the date of termination. He is also prohibited at any time from disclosing or using any of the Company's confidential information except as required by the performance of his duties and solely for the Company's benefit, except as may be required by any law or court order.

      MS. ANNESS' RETENTION AGREEMENT. On November 8, 1999, Ms. Anness and Atlantic Gulf entered into a Retention Agreement, pursuant to which Atlantic Gulf retained Ms. Anness as Senior Vice President for the period commencing on November 8, 1999 and ending on June 30, 2000 ("Retention Period"), unless terminated sooner in accordance with the terms thereof.

      Pursuant to her Retention Agreement, Ms. Anness was paid an annual base salary of $125,000 in fiscal year 1999 ("Base Compensation") and is currently being paid the same Base Compensation in fiscal year 2000.

      Ms. Anness is eligible to receive a retention bonus, to the extent earned (a "Retention Bonus"), of $50,000 payable in equal installments until the end of the Retention Period. Ms. Anness was paid a Retention Bonus of $62,500 in fiscal year 1999.

      Ms. Anness' Retention Agreement also provides that she will be entitled to such other fringe benefits provided to any or all of Atlantic Gulf's senior executives, including medical, dental, life and disability insurance.

      Atlantic Gulf also has the right to terminate Ms. Anness' employment with Atlantic Gulf without cause. Upon any such termination, Ms. Anness will be entitled to receive any unpaid Retention Bonus if the Company does not engage her as a consultant or independent contractor. If Ms. Anness is engaged as a consultant or independent contractor at such termination, the Company will compensate Ms. Anness for such services at a rate equivalent to the total compensation, including the fringe benefits stated above.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of March 31, 2000, by (i) each person (or group of affiliated persons) known by Atlantic Gulf to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each of Atlantic Gulf's directors, (iii) each Named Executive Officer (as defined in PART III, ITEM 11. EXECUTIVE COMPENSATION - SUMMARY COMPENSATION TABLE above) and (iv) all directors and Named Executive Officers as a group.

                                                                                                  Number
     Name and Address of Beneficial Owner (1)                                                   of Shares(2)        Percent (2)
     ----------------------------------------                                                   ------------        -----------
AP-AGC, LLP (3)(4)                                                                                11,472,267           48.22%

Morgan Stanley Group (5)                                                                           4,163,609           28.34%

Elliott-Westgate Group (6)                                                                         3,569,515           23.06%

Gerald N. Agranoff (7)                                                                                52,334             (18)

James M. DeFrancia (8)                                                                                47,497             (18)

Stuart F. Koenig (3)(4)(9)                                                                            42,774             (18)

Ricardo Koenigsberger (3)(4)(10)                                                                      44,164             (18)

Lee Neibart (3)(4)(12)                                                                                44,164             (18)

Daniel Gropper (13)                                                                                   25,022             (18)

Richard S. Ackerman                                                                                        -             N/A

J. Larry Rutherford (14)                                                                             363,827            2.84%

J. Thomas Gillette, III (15)                                                                          76,500             (18)

Frank Weed (16)                                                                                       50,000             (18)

Lisa Anness (17)                                                                                      38,000             (18)

William G. Peacher                                                                                         -             N/A

All Named Executive Officers and Directors as a Group (8 persons)                                    784,282           5.98%

(1) Unless otherwise indicated, the address of each of the persons named above is c/o Atlantic Gulf Communities Corporation.

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

(5) According to a Schedule 13G, dated February 15, 2000 and the Company's stock records, the following parties, which have elected to file as a 13G group (the "Morgan Stanley Group"), beneficially own 4,163,609 shares of Common Stock, consisting of (a) 2,761,715 shares of Common Stock, (b) 801,894 shares of Common Stock issuable upon the conversion of 300,000 shares of Series B Preferred Stock and (c) 600,000 shares of Common Stock issuable upon the exercise of 600,000 warrants ("Series B Warrants").

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

(6) According to a Schedule 13D, dated January 20, 2000, and the Company's stock records, the following parties, which have elected to file as a 13D group (the "Elliott-Westgate Group," consisting of Elliot Associates, L.P., Westgate International, L.P., and Martley International, Inc."), beneficially own 3,569,515 shares of Common Stock consisting of (a) 909,079 shares of Common Stock, (b) 1,537,533 shares of Common Stock issuable upon the conversion of 561,452 shares of Series B Preferred Stock and (c) 1,122,903 shares of Common Stock issuable upon the exercise of 1,122,903 warrants ("Series B Warrants").

      The address of the Elliott-Westgate Group is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(7) Consisting of (a) 27,334 shares of Common Stock and (b) 25,000 shares of Common Stock issuable upon the exercise of stock options.

(8) Consisting of (a) 22,497 shares of Common Stock and (b) 25,000 shares of Common Stock issuable upon the exercise of stock options.

(9) Consisting of (a) 21,107 shares of Common Stock and (b) 21,667 shares of Common Stock issuable upon the exercise of stock options. Mr. Koenig disclaims beneficial ownership of the Atlantic Gulf securities owned by Apollo and Messrs. Koenigsberger and Neibart.

(10) Consisting of (a) 22,497 shares of Common Stock and (b) 21,667 shares of Common Stock issuable upon the exercise of stock options. Mr. Koenigsberger disclaims beneficial ownership of the Atlantic Gulf securities owned by Apollo and Messrs. Koenig and Neibart.

(11)  Reserved.

(12) Consisting of (a) 22,497 shares of Common Stock and (b) 21,667 shares of Common Stock issuable upon the exercise of stock options. Mr. Neibart disclaims beneficial ownership of the Atlantic Gulf securities owned by Apollo and Messrs. Koenig and Koenigsberger.

(13) Consisting of (a) 5,022 shares of Common Stock and (b) 20,000 shares of Common Stock issuable upon the exercise of stock options.

(14) Consisting of (a) 360,033 shares of Common Stock, (b) 2,018 shares of Common Stock issuable upon the conversion of 888 shares of Series B Preferred Stock into Common Stock and (c) 1,776 shares of Common Stock issuable upon the exercise of 1,776 warrants.

(15) Consisting of 76,500 shares of Common Stock issuable upon the exercise of stock options.

(16) Consisting of 50,000 shares of Common Stock issuable upon the exercise of stock options.

(17) Consisting of 38,000 shares of Common Stock issuable upon the exercise of stock options.

(18)  Less than one percent.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOWE ENTERPRISES MID-ATLANTIC, INC. CONSULTING AGREEMENT

      In October 1998, Atlantic Gulf negotiated a Consulting Agreement (the "Consulting Agreement") with Lowe Enterprises Mid-Atlantic, Inc. ("Lowe"), pursuant to which Atlantic Gulf would retain Lowe to provide certain executive management consulting services in connection with the development of the Company's Chenoa Project (the "Project"). Mr. James DeFrancia, a director of Atlantic Gulf, is the chairman and a stockholder of Lowe. Atlantic Gulf has not executed the Consulting Agreement as of the date hereof; however, the parties have operated since October 1998 under the term of the Consulting Agreement.

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

      Atlantic Gulf has agreed to indemnify Lowe and its employees, officers and directors ("Consultant Person") for any losses, claims, damages or liabilities ("Losses") arising out of or related to Consultant Person's provision of services under the Consulting Agreement, other than Losses caused by such Consultant Person's gross negligence or willful misconduct. Lowe has agreed to indemnify Atlantic Gulf, its affiliates and their employees, officers and directors for any Losses arising out of or related to any Consultant Person's gross negligence or willful misconduct and certain other expenses, taxes and liabilities.

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

AMENDMENTS TO THE INVESTMENT AGREEMENT AND SECURED AGREEMENT AND RELATED MATTERS

      Effective as of December 31, 1999, Apollo consented to the terms, and consummation, of the New Senior Loan Agreements and, in connection therewith:

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

      See PART I, ITEM 1. BUSINESS - OPERATING AND FINANCIAL STRATEGIES -- OTHER SIGNIFICANT BUSINESS DEVELOPMENTS IN 1998 and PART II, ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES for more information concerning these agreements and transactions between the Company and Apollo.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A)   1.    FINANCIAL STATEMENTS

            A.    Consolidated Balance Sheets as of December 31, 1999 and 1998

            B. Consolidated Statements of Operations for fiscal years 1999, 1998 and 1997

            C. Consolidated Statements of Cash Flows for fiscal years 1999, 1998 and 1997

            D. Consolidated Statements of Stockholders' Equity for the fiscal years 1999, 1998 and 1997

      2. FINANCIAL STATEMENT SCHEDULES REQUIRED TO BE FILED BY PART II, ITEM 8 AND BY PART II, ITEM 14(D).

            A.    Schedule II - Valuation and Qualifying Accounts

      3.    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.  See c. below.

(B)   REPORTS ON FORM 8-K DURING THE LAST QUARTER OF FISCAL YEAR 1999

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

            3.4.  Amendment to Bylaws, dated September 30, 1999 (16)

      4.    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
            INDENTURES:

            4.1. Third Amended and Restated Revolving Loan Agreement, dated as of December 31,

                  1998, by and among Atlantic Gulf, the lenders signatory thereto and M.H. Davidson & Co., LLC (AMHD"), as agent and collateral agent (the "Revolving Loan Agreement").(15)

            4.2. Term Loan Agreement, dated as of December 31, 1998, by and among Atlantic Gulf, the lenders signatory thereto, Anglo American Financial, as agent, and MHD as collateral agent (the "Term Loan Agreement").(15)

            4.3. Secured Agreement, dated as of February 7, 1997, amended and restated as of May 15, 1997, by and among Atlantic Gulf, certain of its subsidiaries, AP-AGC, LLC ("Apollo"), and MHD, as collateral agent (the "Amended and Restated Secured Agreement").(14)

            4.4 First Amendment to Amended and Restated Secured Agreement, dated as of December 31, 1998, by and among Atlantic Gulf, certain of its subsidiaries, Apollo and MHD, as collateral agent.(15)

            4.5. Investment Agreement, dated as of February 7, 1997, amended as of March 20, 1997, amended and restated as of May 15, 1997, by and between Atlantic Gulf and Apollo (the "Investment Agreement").(9)

            4.6. First Amendment to Amended and Restated Investment Agreement, dated as of December 31, 1998, by and among Atlantic Gulf and Apollo.(15)

            4.7. Intercreditor Agreement, dated as of December 31, 1998, by and among the Revolving Loan Agreement lenders, the Term Loan Agreement lenders, the Secured Agreement obligee and MHD, as collateral agent.(15)

            4.8   Form of Warrant granted on September 30, 1996.(6)

            4.9 The Company is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of ten percent (10%) of the total assets of the Company and its subsidiaries on a consolidated basis. On request, the Company agrees to furnish a copy of each such instrument to the Commission.

            4.10 Waiver and First Amendment to Term Loan Agreement dated October 28, 1999. (16)

            4.11 First Amendment to Third Amended and Restated Revolving Loan Agreement, dated October 28, 1999. (16)

            4.12  Reduction in Exercise Price of Warrants, as of June 17, 1999.
                  (17)

      10.  MATERIAL CONTRACTS:

            10.1 Trust Agreement among GDC and NCNB National Bank of Florida as Trustee, dated as of January 17, 1991 (for GDC-owned developed lots in Florida).
                  (1)

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

            10.20 Amendment of the Non-Employee Directors' Stock Plan, dated as of April 1, 1998.(15)

            10.21 Amendment of the Non-Employee Directors' Stock Option Plan,
                  dated as of April 15, 1998.(15)

            10.22 Order Granting Government's Motion for Early Termination of
                  Compliance Program and Special Master, dated as of December 9, 1998.(15)

            10.23 Form of Consulting Agreement by and between Atlantic Gulf and
                  Lowe Enterprises Mid-Atlantic, Inc.

            10.24 Letter Agreements with Richard Ackerman dated August 17, 1999.
                  (16)

            10.25 Letter Agreement with Larry Rutherford dated August 17, 1999.
                  (16)

            10.26 Letter Agreement with Broad River LLC, dated March 1, 2000.
                  (18)


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

      (15) These exhibits are incorporated herein by reference to Atlantic Gulf's Amended Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC.

      (16) These exhibits are incorporated herein by reference to Atlantic Gulf's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC.

      (17) These exhibits are incorporated herein by reference to Atlantic Gulf's Current Report on Form 8-K, dated June 17, 1999, as filed with the SEC.

      (18) These exhibits are incorporated herein by reference to Atlantic Gulf's Current Report on Form 8-K dated March 13, 2000, as filed with the SEC.

(d) Financial Statement Schedules required by Regulation S-X that are excluded from the Annual Report to Stockholders by Rule 14a-3(b) promulgated pursuant to Section 14 of the Securities Exchange Act of 1934, including
      (1) separate financial statements of subsidiaries and 50 percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ATLANTIC GULF COMMUNITIES CORPORATION

                      By:       /s/ Richard S. Ackerman
                                ---------------------------
                                Richard S. Ackerman
                                President and Chief
                                Executive Officer

                                Date: April 14, 2000


                      By:       /s/ Eugene M. Giblin
                                ---------------------------
                                Eugene M. Giblin
                                Vice President and Chief
                                Accounting Officer

                                Date: April 14, 2000

                          INDEX TO FINANCIAL STATEMENTS

             Atlantic Gulf Communities Corporation and Subsidiaries

                        Consolidated Financial Statements



Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-3

Consolidated  Statements of Operations  for the Years
   Ended December 31, 1999, 1998 and 1997                                   F-4

Consolidated  Statements of Cash Flows for the Years
   Ended  December 31, 1999, 1998 and 1997                                  F-5

Consolidated  Statements  of Common  Stockholders' Equity
   (Deficit) for the Years Ended December 31, 1999, 1998 and 1997           F-6

Notes to Consolidated Financial Statements                                  F-7

Consolidated Financial Statement Schedule for each of the periods in the three years ended December 31, 1999:

   Schedule II - Valuation and Qualifying Accounts                          S-1


   All schedules other than those indicated in the index have been omitted as the required information is inapplicable or not material, or the information is presented in the Consolidated Financial Statements and Notes thereto.

                              Report of Independent
                          Certified Public Accountants

Board of Directors and Stockholders
Atlantic Gulf Communities Corporation

We have audited the accompanying consolidated balance sheets of Atlantic Gulf Communities Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Gulf Communities Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Atlantic Gulf Communities Corporation and subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has experienced recurring operating losses, defaulted on certain project indebtedness and does not have the ability to repay the project indebtedness if called by the lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in
Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              /s/ Ernst & Young LLP

Miami, Florida
March 29, 2000

        ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                      December 31, 1999 and 1998
              (in thousands, except share amounts and par value)


      Assets                                                  1999         1998
      ------                                                  ----         ----
Cash and cash equivalents                                 $  8,148      $  9,413

Restricted cash and cash equivalents                         2,147         1,041

Contract receivables, net                                    2,048         4,109

Mortgages, notes and other receivables, net                  7,926        29,273

Land and residential inventory                             121,116       166,870

Property, plant and equipment, net                          12,750         3,950

Other assets, net                                            8,817        15,150
                                                          --------      --------

Total assets                                              $162,952      $229,806
                                                          ========      ========


      Liabilities and Stockholders' Deficit
      -------------------------------------

Accounts payable and accrued liabilities                  $ 19,386      $ 17,533

Other liabilities                                            9,778         8,207

Notes and mortgages payable                                145,378       151,805
                                                          --------      --------
                                                           174,542       177,545
Commitments and Contingencies

Redeemable Preferred Stock

      Series A, 20%, $.01 par value, 2,500,000 shares
      authorized; 2,500,000 shares issued and outstanding,
      having a liquidation preference of $39,754 and
      $32,706 as of December 31, 1999 and 1998,
      respectively                                          38,310        30,403

      Series B, 20%, $.01 par value; 2,000,000 shares
      authorized; 2,000,000 shares issued and outstanding,
      having a liquidation preference of $31,480 and
      $25,898 as of December 31, 1999 and 1998,
      respectively                                          30,531        24,417
                                                          --------      --------
                                                            68,841        54,820

Common stockholders' deficit
      Common stock, $.10 par value,
      70,000,000 shares authorized; 12,821,432
           and 11,933,359 shares issued as of
           December 31, 1999 and 1998, respectively          1,282         1,193


      Contributed capital                                  102,401       117,994

      Accumulated deficit                                 (177,229)     (115,379)


      Accumulated other comprehensive loss                  (6,746)       (6,351)

      Treasury stock, 439,191 and 158,536
        shares, at cost                                       (139)          (16)
                                                          --------      --------

Total common stockholders' deficit                         (80,431)       (2,559)
                                                          --------      --------
Total liabilities and common stockholderss'
  deficit                                                 $162,952      $229,806
                                                          ========      ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1999, 1998 and 1997
                      (in thousands, except per share data)

                                                           1999         1998         1997
                                                           ----         ----         ----
Revenues:
  Real estate sales:
      Homesites                                         $  47,995    $  17,276    $  24,606
      Commercial                                           16,397       55,525       32,029
      Vertical residential units                               --           --       10,984
                                                        ---------    ---------    ---------
         Total real estate sales                           64,392       72,801       67,619
  Other operating revenue                                   8,518        6,017        3,011
  Interest income                                           2,722        4,937        6,018
                                                        ---------    ---------    ---------
         Total revenues                                    75,632       83,755       76,648
Costs and expenses:
  Direct cost of real estate sales:
      Homesite                                             47,101       14,783       23,372
      Commercial                                           13,750       44,970       35,787
      Vertical residential units                               --           --       13,033
                                                        ---------    ---------    ---------
         Total direct cost of real estate sales            60,851       59,753       72,192
Inventory valuation reserves                               28,346          195       14,457
Selling expense                                             6,406        6,510        8,502
Operating expenses                                          9,812        2,010        1,505
Real estate costs                                           7,688        9,598       14,984
General and administrative expense                         11,542        9,908       12,297
Cost of borrowing, net of amounts capitalized               5,951        4,375       12,222
Other expense                                               4,102          853        1,463
                                                        ---------    ---------    ---------
        Total costs and expenses                          134,698       93,202      137,622
                                                        ---------    ---------    ---------
Operating loss                                            (59,066)      (9,447)     (60,974)
  Other (expense) income:
    Reorganization reserves
      Utility trust accounts                                   --        3,666           --
      Utility connection reserve                            1,065        1,063        1,063
      Contract receivables termination refunds               (514)         104          706
      Refund of unclaimed expired notes                        27        8,549           --
      Other reorganization reserves                            --           --        1,761
    Land mortgages receivable valuation discount           (3,364)        (184)         (92)
    Miscellaneous                                               2          (78)        (810)
                                                        ---------    ---------    ---------
        Total other (expense) income                       (2,784)      13,120        2,628
                                                        ---------    ---------    ---------
Net (loss) income                                         (61,850)       3,673      (58,346)
Less:
    Accrued preferred stock dividends                      12,629       10,309        3,296
    Accretion of preferred stock to redemption amount       1,392        1,332          427
    Modification of preferred stock security interest       2,381           --           --
                                                        ---------    ---------    ---------
                                                           16,402       11,641        3,723
                                                        ---------    ---------    ---------
Net loss applicable to common stock                     $ (78,252)   $  (7,968)   $ (62,069)
                                                        =========    =========    =========
Basic and diluted earnings per common share:
    Net loss per common share                           $   (6.33)   $   (0.68)   $   (5.82)
                                                        =========    =========    =========
Weighted average common shares outstanding                 12,356       11,640       10,661
                                                        =========    =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997
                            (in thousands of dollars)

                                                              1999          1998        1997
                                                            ---------    ---------    ---------
Cash flows from operating activities:
  Net (loss) income                                         $ (61,850)   $   3,673    $ (58,346)
  Adjustments to reconcile net (loss)income to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                               9,731        4,807        5,033
    Other income                                                7,117       (3,259)      (2,396)
    Loss from sale of property, plant and equipment               239            3           36
    Reorganization items                                           --          746          549
    Inventory valuation reserves                               28,346          195       14,457
    Land acquisitions                                              --      (24,875)     (21,423)
  Other net changes in assets and liabilities:
    Restricted cash                                            (1,106)         672        4,321
    Receivables                                                19,091        7,499       19,351
    Land and residential inventory                             11,211        6,702       45,091
    Other assets                                                  (80)       3,514       (9,401)
    Accounts payable and accrued liabilities                    3,723        3,866       (3,046)
    Other liabilities                                             306       (3,224)      (5,648)
    Other, net                                                     --           --         (103)
                                                            ---------    ---------    ---------
      Net cash provided by (used in) operating activities      16,728          319      (11,525)
                                                            ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                   (3,656)      (2,876)        (455)
  Proceeds from sale of property, plant and equipment              52           --            1
  Funds withdrawn from utility trust accounts                      --        3,774       12,109
                                                            ---------    ---------    ---------
      Net cash (used in) provided by investing activities      (3,604)         898       11,655
                                                            ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings under credit agreements                          117,306       71,412      120,097
  Repayments under credit agreements                         (131,695)     (74,531)    (168,860)
  Principal payments on other liabilities                          --           --       (2,494)
  Proceeds from issuance of common stock                           --          632       10,000
  Proceeds from issuance of preferred stock and warrants           --        1,495       43,265
                                                            ---------    ---------    ---------
      Net cash (used in) provided by financing activities     (14,389)        (992)       2,008
                                                            ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents               (1,265)         225        2,138
Cash and cash equivalents at beginning of year                  9,413        9,188        7,050
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of year                    $   8,148    $   9,413    $   9,188
                                                            =========    =========    =========
Supplemental cash flow information:
  Income tax payments                                       $      --    $      --    $     103
                                                            =========    =========    =========
  Interest payments, net of amounts capitalized             $   2,976    $     322    $   6,552
                                                            =========    =========    =========
  Reorganization item payments                              $      --    $      46    $   1,756
                                                            =========    =========    =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES Consolidated Statements of Common Stockholders' Equity (Deficit)
                Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                               Accumulated
                                                  Common Stock                                    Other
                                                  ------------      Contributed  Accumulated  Comprehensive    Treasury
                                               Shares (1)    Amount    Capital      Deficit        Loss          Stock      Total
                                               ----------    ------    -------      -------        ----          -----      -----

Balance, January 1, 1997                        9,709    $     980    $ 122,123    $ (60,706)   $  (6,000)   $      (9)   $  56,388

 Net loss                                          --           --           --      (58,346)          --           --      (58,346)

 Minimum pension liability adjustment              --           --           --           --          288           --          288
                                                                                                                          ----------
 Comprehensive loss                                                                                                         (58,058)
                                                                                                                          ----------
 Shares issued under director stock plan           36            3          189           --           --           --          192

 Common shares issued                           1,776          178        9,822           --           --           --       10,000

 Proceeds from issuance of warrants                --           --          519           --           --           --          519

 Accrued preferred stock dividends                 --           --       (3,296)          --           --           --       (3,296)

 Preferred stock accretion                         --           --         (427)          --           --           --         (427)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 1997                     11,521        1,161      128,930     (119,052)      (5,712)          (9)       5,318

 Net income                                        --           --           --        3,673           --           --        3,673

 Minimum pension liability adjustment              --           --           --           --         (639)          --         (639)
                                                                                                                          ----------
 Comprehensive income                                                                                                         3,034
                                                                                                                          ----------
 Stock returned                                   (72)          --           --           --           --           (7)          (7)

 Shares issued under director stock plan           43            4          101           --           --           --          105

 Common shares issued                             283           28          583           --           --           --          611

 Proceeds from issuance of warrants                --           --           21           --           --           --           21

 Accrued preferred stock dividends                 --           --      (10,309)          --           --           --      (10,309)

 Preferred stock accretion                         --           --       (1,332)          --           --           --       (1,332)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 1998                     11,775        1,193      117,994     (115,379)      (6,351)         (16)      (2,559)

 Net loss                                          --           --           --      (61,850)          --           --      (61,850)

 Minimum pension liability adjustment              --           --           --           --         (395)          --         (395)
                                                                                                                          ----------
 Comprehensive loss                                                                                                         (64,804)
                                                                                                                          ----------
 Stock returned                                  (292)          --           --           --           --         (123)        (123)

 Shares issued under director stock plan           79            7           61           --           --           --           68

 Common shares issued                             820           82          748           --           --           --          830

 Accrued preferred stock dividends                 --           --      (12,629)          --           --           --      (12,629)

 Preferred stock accretion                         --           --       (1,392)          --           --           --       (1,392)

 Modification of preferred stock security          --           --       (2,381)          --           --           --       (2,381)
  interest
                                               -------------------------------------------------------------------------------------
Balance, December 31, 1999                     12,382    $   1,282    $ 102,401    $(177,229)   $  (6,746)   $    (139)   $ (80,431)
                                               =====================================================================================

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (a) GENERAL. Atlantic Gulf Communities Corporation's ("Atlantic Gulf" or the "Company") business consists of two principal business lines:
      (1) "Luxury/Resort Operations," consisting of the development and sale of real estate projects ("Luxury/Resort Projects") involving one or more of the following activities: Homesite development, construction of "Vertical Residential Units" (i.e., single family housing, condominiums and timeshare units), and construction and operation of equity golf clubs and other amenities ("Amenities") in selected markets in Florida and Colorado ("Luxury/Resort Projects"); and (2) "Other Operations," consisting principally of (a) "Non-Luxury/Resort Projects," consisting of the sale of real estate projects containing residential homesite components, such as single-family lots, multi-family lots/units, and residential tract sales ("Homesites") and/or non-residential components, such as commercial, industrial, office and institutional ("Commercial Development') in primary markets in Florida and selected primary markets in the southeastern United States, (b) "Environmental Services," consisting of the provision of environmental services to third parties on a contract basis and (c) "Receivables Portfolio Management," consisting of portfolio management of primarily contracts receivables and mortgages receivables.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            (e) SALES REVENUES AND COSTS OF SALES. Revenue from sales of residential units is recognized when the earnings process is complete. Revenue from the sale of land is recognized when (i) the cash received is at least 20% of the selling price, (ii) the earnings process is complete and (iii) the collection of any remaining receivable is reasonably assured.

            Cost of sales of residential units is determined on a specific identification basis. Cost of sales of land is determined on a Project basis, using the relative sales value method.

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

            (i) CAPITALIZED INTEREST. The Company capitalizes interest on its inventory under development on a specific Project identification basis. Capitalized interest approximated $21,745,000, $15,130,000 and $7,804,000 for 1999, 1998 and 1997, respectively.

            (j) CASH AND CASH EQUIVALENTS. The Company includes in cash and cash equivalents all highly liquid debt instruments purchased with a maturity of three months or less. The credit risk

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      associated with cash and cash equivalents are considered low due to the high quality of the financial instruments in which these assets are invested.

            Restricted cash and cash equivalents include amounts held in sale escrow accounts, development cash collateral accounts, funds in a trust to pay certain bankruptcy claims and various other escrow accounts.

            (k) DEFERRED DEBT ISSUANCE COSTS. Costs associated with the issuance of the Company's various debt instruments or closing of other financing transactions have been deferred and are being amortized over the term of the related debt. Amortization of deferred debt issuance costs, included in cost of borrowing, net in the accompanying consolidated statements of operations, was $2,975,000, $4,130,000 and $1,463,000 for 1999, 1998 and
      1997, respectively.

            (l) REPORTING ON ADVERTISING COSTS. The Company expenses advertising costs as incurred. The Company recognized advertising expenses of $1,907,000, $1,498,000 and $1,608,000 for 1999, 1998 and 1997,
      respectively, and these expenses are included in selling and other real estate costs in the accompanying consolidated statements of operations. The Company did not incur any direct response advertising cost, as defined by SOP 93-7, during the year.

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

            (o) RECLASSIFICATION. Certain amounts in the consolidated financial statements have been reclassified to conform with the 1999 presentation.

(2)   FUTURE OPERATIONS

                The Company has incurred operating losses of $78.3 million, 8.0 million and $62.1 million for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, as discussed in Note 9, the Company is in default on its Aspen Springs Ranch Project loans. Management of the Company has initiated negotiations with its lenders to modify the terms of the loans, however, no agreement has been reached as of March 29, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to continuing as a going concern are as follows:

        1. Modify the Aspen Springs Ranch Loans in order to bring the Company into compliance with the loans.
        2. Liquidate the Company's remaining Non-Luxury/Resort projects, Predecessor Assets and

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Other inventory.
        3. Develop and sell retail the Company's remaining two Luxury/Resort Projects.
        4. Use these proceeds to service and retire the Company's remaining corporate debt and Preferred Stock.

                  The financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      (3)   RECEIVABLES PORTFOLIO

            The receivables portfolio consists of:

            (a) CONTRACT RECEIVABLES. Contract Receivables at December 31, 1999 and 1998 consisted of the following (in thousands of dollars):

                                                         1999         1998
                                                         ----         ----
            Contract Receivables, gross                $ 2,639      $ 4,551
            Reserve for estimated future
            cancellations,
               net of estimated land recoveries           (326)          --
            Valuation discounts to yield 15%              (265)        (442)
                                                       -------      -------
                                                       $ 2,048      $ 4,109
                                                       =======      =======

            Stated interest rates on the Contract Receivables outstanding at December 31, 1999, 1998 and 1997 ranged from 4% to 12.5% (averaging approximately 7.0%). The original terms of the Contract Receivables were 10 to 12 years.

                Total future cancellations are estimated at $398,000 and $550,000 as of December 31, 1999 and 1998, respectively, based on prior cancellation experience. When a contract cancels, the Company recovers/restores the Predecessor Asset to inventory at its current fair value. Total future recoveries are estimated at $72,000 and $550,000 as of December 31, 1999 and 1998, respectively. Based on actual collection and cancellation activity, the estimated future cancellations and recoveries were adjusted resulting in a net loss of $326,000 in 1999 and net gains of $141,000 and $47,000 in 1998 and 1997, respectively, recorded in contract receivable termination refunds in the accompanying consolidated statements of operations. There are no significant concentrations of credit risk associated with the Contract Receivables.

            The Company amortizes the valuation discounts over the expected life of the Contract Receivables. This amortization, included in results of operations in the accompanying consolidated statements of operations, amounted to $177,000, $325,000 and $673,000 for 1999, 1998 and 1997,
      respectively. The valuation discounts did not change in 1999. The valuation discounts were increased by $44,000 in 1998 due to lower than anticipated collection activity in 1998 resulting in a loss of $44,000 recorded in other income (expense) in the accompanying consolidated statements of operations.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            As of December 31, 1999, scheduled principal collections on the Contract Receivables for the next five years ending December 31, 2004 and thereafter are as follows: 2000 - $1,229,000, 2001 - $807,000, 2002 -
      $388,000, 2003 - $137,000, 2004 - $50,000 and thereafter - $0.

            The Contract Receivables serve as collateral for a portion of the Company's indebtedness (see Note 8).

            (b) MORTGAGES AND OTHER RECEIVABLES. Mortgages and Other Receivables, net as of December 31, 1999 and 1998 consisted of the following (in thousands of dollars):

                                                     1999      1998
                                                     ----      ----
            Mortgage Receivables,
               net of valuation reserves of
               $3,812 and $2,483                   $ 6,168   $20,246
            Sunset Lakes Receivable                     --     1,794
            Jupiter Ocean Grande Receivable             --     2,478
            Other Receivables                        1,758     4,755
                                                   -------   -------
                                                   $ 7,926   $29,273
                                                   =======   =======

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  (ii) SUNSET LAKES RECEIVABLE. The Sunset Lakes Receivable consists of a management fee accrual from the Sunset Lakes JV of $1,174,000 in 1998. No amounts were due from the Sunset Lakes JV Project that was sold in November 1999. Management fees related to the Sunset Lakes JV of $357,000 and $653,000 were earned in 1999 and 1998, respectively. The Sunset Lakes Receivable also includes $620,000 as of December 31, 1998, of interest accrued on amounts loaned by one of the Company's consolidated subsidiaries to the Sunset Lakes JV Project.

                  (iii) JUPITER OCEAN GRANDE RECEIVABLE. The Company's interest in the Jupiter Ocean Grand JV was sold in December, 1999. The Jupiter Ocean Grande Receivable consisted of a $2,271,000 loan to the Jupiter Ocean Grande JV Project plus $207,000 of accrued interest as of December 31, 1998.

            (c) SCHEDULED COLLECTIONS. Scheduled collections of principal on Mortgages and Other Receivables for the next five years ending December 31, 2004 and thereafter are as follows: 2000 - $3,431,000, 2001 -
      $1,188,000, 2002 - $2,954,000, 2003 - $4,165,000, 2004 - $0 and thereafter
      - $0. Substantially all other receivables are non-interest bearing and have no stated maturity.

            (d) COLLATERAL. Substantially all of the Mortgages and Other Receivables serve as collateral for a portion of the Company's indebtedness (see Note 8).

(4)   LAND AND RESIDENTIAL INVENTORY

            (a) GENERAL. Land and residential inventory as of December 31, 1999 and 1998 consisted of the following (in thousands of dollars):

                                                   1999          1998
                                                   ----          ----

        Luxury/Resort Operations               $  95,149      $  81,806

        Non-Luxury/Resort Operations              23,205         48,720

        Predecessor Assets                        33,040         41,259

        Other                                        923            950
                                               ---------      ---------
        Gross Inventory                          152,317        172,735

        Valuation Reserves                       (30,201)        (5,865)
                                               ---------      ---------
        Total                                  $ 121,116      $ 166,870
                                               =========      =========

                  Luxury/Resort Operations land and residential inventory is held for development and sale. All other land and residential inventory is classified as held for sale.

            (b) NET VALUATION RESERVES. Land and residential inventory are net of valuation reserves of $29.4 million and $5.1 million as of December 31, 1999 and 1998, respectively. In conjunction with the Company's reviews in 1999, 1998 and 1997 of the fair values associated with

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      its land and residential inventory, the Company provided additional net valuation reserves to reduce the carrying value of its land and residential inventory in the amounts of $28.3 million, $195,000 and $14.5 million for 1999, 1998 and 1997, respectively, which were charged to land inventory valuation reserves in the accompanying consolidated statements of operations.

            (c) ENVIRONMENTAL RESERVES. Land and residential inventory is net of environmental reserves of $770,000 as of December 31, 1999 and 1998 (see
      Note 12). Based on a review of the environmental reserve and recent changes in Florida state laws, this reserve was reduced by $0, $180,000 and $250,000 in 1999, 1998 and 1997, respectively, and recorded in other income (expense) in the accompanying consolidated statements of operations.

            (d) PROJECT ACTIVITY IN 1999. In 1999, the Company had the following project activity:

                  (i) In September, 1999, the Company sold the remaining two acres of the Riverwalk Tower project, a wholly-owned Luxury/Resort Project, for $8.0 million. This Project, which is located in Fort Lauderdale, Florida, was acquired by the Company in June 1997 for approximately $5.6 million. In 1998, the Company sold one commercial acre for $7.0 million.

                  (ii) In December, 1999, the Company sold the remaining 1,298 lots in the Trails of West Frisco Project, a wholly owned Non-Luxury/Resort Project, for $14.6 million. The Company acquired the Project, comprised of 1,641 lots and located in Frisco, Texas, for approximately $7.5 million in July 1997.

            (e) PROJECT ACTIVITY IN 1998. In 1998, the Company acquired the following Core Projects:

                  (i) In April 1998, the Company acquired and sold the Dave's Creek Project, in Forsythe County, Georgia. The project was sold for approximately $27.3 million, with a cost of approximately $23.2 million.

                  (ii) In September 1998, the Company acquired the Aspen Springs Ranch Project, in Glenwood Springs, Colorado, for approximately $17.8 million, of which $2 million was paid in cash and the balance was financed by an acquisition loan.

            (f) COLLATERAL. Substantially all of the Company's land and residential inventory serves as collateral for a portion of the Company's indebtedness (see Note 8) and certain of its other liabilities and commitments (see Notes 7 and 12).

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(5)   PROPERTY, PLANT AND EQUIPMENT

            (a) GENERAL. Property, plant and equipment, net, as of December 31, 1999 and 1998 consisted of the following (in thousands of dollars):

                                                       1999        1998
                                                       ----        ----
            Land and improvements                    $    270    $     87
            Buildings                                   1,608       1,227
            Fixtures and equipment                      2,747       4,155
            Accumulated depreciation                   (1,574)     (3,680)
            Construction in progress (golf course)      9,699       2,161
                                                     --------    --------
                                                     $ 12,750    $  3,950
                                                     ========    ========

            (b) COLLATERAL. Substantially all property, plant and equipment serve as collateral for a portion of the Company's indebtedness (see Note
      8).

(6)   OTHER ASSETS

            (a) GENERAL. Other assets as of December 31, 1999 and 1998 consisted of the following (in thousands of dollars):


                                             1999      1998
                                             ----      ----
        Sunset Lakes JV Project            $    --   $ 5,205
        Falcon Trace JV Project              4,000     3,874
        Jupiter Ocean Grande JV Project         --     2,094
        Other real estate related assets        --     1,601
        Prepaid issuance cost, net           3,141       940
        Other assets                         1,676     1,436
                                           -------   -------
                                           $ 8,817   $15,150
                                           =======   =======

            (b) SUNSET LAKES JV PROJECT. In November, 1999, the remaining 1,146 lots and other assets in Sunset Lakes, a jointly owned Non-Luxury/Resort Project, were sold for $46.3 million. The Project, which is located in Miramar, Florida, was purchased through a joint venture formed in 1995. The Company's portion of this sale was $30.1 million.

            The Company was the managing general partner with an unaffiliated third party in the Sunset Lakes Joint Venture ("Sunset Lakes JV"). The Sunset Lakes JV owned the Sunset Lakes JV Project, which is located in southwest Broward County, Florida, sold all of the Project's assets in November 1999. The Company (i) had a 65% interest in the profits and losses of the Sunset Lakes JV and (ii) was entitled to a fee from Sunset Lakes JV in an amount equal to 4% of development costs. The Company did not control the Sunset Lakes JV. The Company's partner has consented to major transactions and actions of Sunset Lakes JV, including the sale of

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      substantially all of its properties and assets, modifications of its business plan, phasing of sales, development and construction activities, financing and the acquisition of additional property. The Company accounted for the Sunset Lakes JV Project under the equity method.

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

            (d) JUPITER OCEAN GRANDE JV PROJECT. In December, 1999, the Company sold its joint venture interest in Jupiter Ocean Grand, a Luxury/Resort Project, for approximately $1.0 million. The Company realized a loss of $3.8 upon the sale if its interest in the JV.

            (d) OTHER. Other real estate related assets include refundable deposits to acquire additional property and predevelopment costs incurred to obtain regulatory permits and approvals properties under contract. In 1999, the Company had the following activity related to other real estate assets:

                  (i) In December, 1999, the Company relinquished its 40.0% joint venture interest in the Cary Glen Project, a Non-Luxury/Resort Project, as part of a legal settlement with Panther Creek-Raleigh Limited Partnership (see note 12). The Project, which is located near Raleigh-Durham, North Carolina, was acquired in 1996 for approximately $8.0 million and had a book value of $1.2 million before the settlement. Atlantic Gulf additionally paid $375,000 as part of the settlement mentioned above. The Company realized a loss of $1.5 million in the above mentioned settlement.

                  (ii) In March, 1999, the Company sold its joint venture interest in the 1,040 remaining units of the Country Lakes Project, a Non-Luxury/Resort Project, for $500,000, recognizing a gain of approximately $219,000. In addition, the Company received a prepayment of its management fee in exchange for which it agreed to continue to manage the Project until the joint venture engaged another manager in July 1999. The Project, which is located in Miramar, Florida, was acquired in 1995 for $39.5 million.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                  (iii) On December 9, 1999, the Company assigned its contract to purchase the Harbor Bay Project, a controlled Non-Luxury/Resort Project, plus an adjacent parcel, for $4.8 million plus reimbursement of its earnest money deposits and certain costs. The Company had entered into a contract to purchase this Non-Luxury/Resort Project, located in Hillsborough County, Florida in 1998. The contract assignment also included the assignment of the Company's rights to purchase an adjacent 350 acres, a contract to purchase land for a planned golf course and a two-year option to purchase golf course lots.

                  (iv) During 1999, the Company completed the entitlements for Grand Oaks, a proposed Non-Luxury/Resort Project, but was unable to close on its purchase in May, 1999, due to funding problems. The seller was unwilling to extend the contract to allow for alternative financing, and retained $1.4 million in earnest money deposits and extension fees. In addition, the Company expensed $2.2 million in design and engineering costs incurred, which has been previously capitalized.

                  (v) In November, 1999, the Company decided not to acquire Rayland, a proposed Non-Luxury/Resort project near Jacksonville, Florida. The Company expensed $1.5 million in design and engineering costs incurred, which had been previously capitalized.

                  (vi) During 1999, the Company commenced and pursued modification to certain land use approvals required to develop the Baxter/Martinez Project, a controlled Non-Luxury/Resort Project for 1,400 residential units. In 1998, the Company entered into agreements with two separate sellers to purchase approximately 232 acres (the Baxter property) for $2.3 million and to purchase an additional adjacent 181 acres (the Martinez property) for $1.6 million, with closings scheduled in the first half of 2000. The Company is now negotiating to assign its rights to purchase both properties to a third party for $1.0 million plus reimbursement of its earnest money deposits and costs.

(7)   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

            (a) GENERAL. Accounts payable and accrued liabilities as of December 31, 1999 and 1998 consisted of (in thousands of dollars):

                                                                      1999      1998
                                                                      ----      ----
            Accounts payable, principally trade                     $ 3,284   $ 5,591
            Accrued interest                                         10,931     5,005
            Taxes, other than income taxes                            2,779     3,109
            Employee earnings and benefits                            1,451     1,758
            Other accrued liabilities                                   941     2,070
                                                                    -------   -------
                                                                    $19,386   $17,533
                                                                    =======   =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(8)   OTHER LIABILITIES

           (a) GENERAL. Other liabilities as of December 31, 1999 and 1998 consisted of the following (in thousands of dollars):


                                                  1999     1998
                                                  ----     ----
            Reserve for Contract  Receivables
               Termination refunds              $1,931   $2,333
            Accrued pension liability            2,395    2,208
            Utility connection reserve           1,065    2,130
            Bankruptcy and other reserves          709      797
            Customers' and other deposits        3,678      739
                                                ------   ------
                                                $9,778   $8,207
                                                ======   ======

            (b) RESERVE FOR CONTRACT RECEIVABLES. The reserve for Contract Receivables termination refunds and other costs relate to the Company's obligations to retail land sales customers whose contracts were not terminated or rejected in the reorganization proceedings. Under the terms of the retail land sales contract, if a customer defaults and the contract is canceled, the customer is entitled to a refund of principal payments in excess of the Company's damages, which generally has been stipulated at 20% of the sales price. This reserve also provides for the estimated future costs to maximize receivable collections and minimize cancellations and termination refunds during the remaining life of this portfolio. Based on estimates of these future costs, there was no need to adjust the servicing reserve in 1999. Based on estimates of these future costs, the future servicing reserve was increased in 1997 resulting in an expense of $375,000. There was no change in the estimate for 1998.

            (c) ACCRUED PENSION LIABILITY. The accrued pension liability is related to a frozen plan (see Note 14). The Company's estimated funding obligation for the next two years is approximately $600,000 and $200,000 for 2000 and 2001, respectively. Thereafter, the Company does not anticipate any significant additional funding requirements.

            (d) UTILITY CONNECTION RESERVE. The utility connection reserve consists of the Company's obligation to provide utility connection credits to qualified claimants. Based on minimal fundings to date and minimal fundings anticipated in the future, the utility connection credit reserves were reduced by $1.1 million per year in 1999, 1998 and 1997, which were recorded as gains in other income (expense) in the accompanying consolidated statements of operations (see Note 11).

           (e) BANKRUPTCY AND OTHER RESERVES. Bankruptcy and other reserves primarily include the remaining claims related to the Predecessor Company with respect to approved claimants. The remaining outstanding claims corresponding to the issuance of stock and notes to claimants should be satisfied in 1999. As of December 31, 1999 and 1998, respectively, approximately $185,000

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      and $177,000 are included in restricted cash and cash equivalents to fund a portion of these remaining claims (see Note 1).

(9)   NOTES AND MORTGAGES PAYABLE

            (a) GENERAL. At December 31, notes and mortgages payable consisted of the following (in thousands of dollars):

                                                       1999      1998
                                                       ----      ----

        Cash Flow Notes                             $     --   $ 39,496
        Working Capital Facility                          --     18,291
        Apollo Notes                                   1,850         --
        Term Loan                                     26,500         --
        Revolving Loan                                21,463         --
        Project acquisition and development loans     95,463     85,578
        Mortgage Receivables loans                        --      6,072
        Other                                            102      2,368
                                                    --------   --------
                                                    $145,378   $151,805
                                                    ========   ========

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

            (b) FOOTHILL DEBT. On September 30, 1996, the Company closed on three credit facilities totaling $85.0 million with Foothill (the "Foothill Debt"). Pursuant to the Foothill Debt, Foothill provided the Company with (i) an extension to December 1, 1998 of the $20 million Working Capital Facility; (ii) a $40 million Term Loan maturing on June 30, 1998 and (iii) a $25 million Reducing Revolving Loan maturing on June 30, 1998 (see Note 20).

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      required to pay an unused line fee equal to 1/2 of 1% per annum of the average unused portion of the Working Capital Facility.

            (c) CASH FLOW NOTES. The Cash Flow Notes, as of December 31, 1998, consisted of $39.5 million of 13% Notes. The 13% Notes were repaid in full on February 2, 1999. Interest on the Cash Flow Notes, which was non-cumulative, was payable semiannually, only out of Available Cash. The amortization of the Cash Flow Notes discount is included in cost of borrowing, net, in the accompanying consolidated statements of operations and approximated $2,138,000 and $1,876,000 for 1998 and 1997, respectively.

            The Company did not have any Available Cash at December 31, 1998 and 1997 to make any interest payment on the Cash Flow Notes for the payment periods through December 31, 1998. Therefore, the Company has not recorded any interest expense related to the Cash Flow Notes during the years ended December 31, 1998 and 1997.

            (d) DECEMBER 1998 DEBT REFINANCING. On February 2, 1999 (effective December 31, 1998), (i) Atlantic Gulf closed on its $39.5 million New Revolving Loan Facility and its $26.5 million New Term Loan Facility (collectively, the "New Senior Loan Facilities"), (ii) Atlantic Gulf entered into amendments to its Secured Agreement and Investment Agreement with Apollo and (iii) Apollo, the New Revolving Loan Lenders and the New Term Loan Lenders and the collateral agent entered into a New Intercreditor Agreement. These transactions are collectively referred to herein as the "December 1998 Debt Refinancing." The balances outstanding at December 31, 1999, for the respective loans above are $14.0 million (not including the $7.5 million cash collateral on the 13% notes), $26.5 million and $1.85 million.

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

            The aggregate outstanding borrowings under the New Revolving Loan Facility are subject to a borrowing base limitation based on the value of certain Company assets. The New Revolving Loan Facility contains standard and customary representations, warranties and covenants for a facility of its type, size and term, including, a consolidated net worth covenant.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


            The original $39.5 million commitment under the New Revolving Loan Facility was subsequently reduced to $27.0 million by the Third and Restated Revolving Loan Agreement dated September 9, 1999. The New Revolving Loan Facility will automatically be reduced (1) by seventy five percent (75%) of the net cash proceeds realized from certain bulk sales of lots and/or land in certain eligible subdivision projects; (2) by an additional $1,667,000 on each of February 15, 2000, March 15, 2000 and April 15, 2000; and (3) by an additional $2,333,000 on each of May 15, 2000, June 15, 2000, and July 15, 2000. The remaining outstanding balance under the New Revolving Loan Facility is due and payable in full on August 1, 2000. The Company is currently working on closing several transactions, the proceeds from which will be used to fund the remaining balance.

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

                        (iii) AMENDMENTS TO THE SECURED AGREEMENT AND INVESTMENT AGREEMENT. As part of the December 1998 Debt Refinancing:

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

                  -- Atlantic Gulf issued a $1 million promissory note to Apollo (the "$1 Million Note"). The $1 Million Note will mature on February 1, 2002, and provides for payments of interest only at the rate of ten percent (10%) per annum (fifteen percent (15%) per annum upon the occurrence and continuation of an event of default), monthly in arrears. Atlantic Gulf has the obligation, under certain circumstances, to prepay seventy five percent (75%) of the original principal amount of the $ 1 Million Note by conveying a 20% net profits interest to Apollo.

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

            (e) PROJECT ACQUISITION AND DEVELOPMENT LOANS. At December 31, 1999, project acquisition and development loans include the following:

                        (i) WEST BAY CLUB PROJECT/LEHMAN BROTHERS LOAN. In December 1997, Lehman Brothers Holdings loaned West Bay Club Development Corporation, a wholly owned subsidiary of the Company, $22.5 million to finance acquisition and construction costs at the West Bay Club Project and to refinance approximately $10.6 million of existing purchase money mortgages encumbering the project. The loan is secured by, among other things, the common stock of West Bay Club Development Corporation, with limited recourse to the Company. The loan bears interest at LIBOR plus 4%, matures December 23, 2001 and will be repaid with

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      proceeds from closings in this project. Additional interest of $11.25 million is due and payable in full at the maturity date or such earlier date when the loan is paid in full. If the entire debt is paid within 36 months, the additional interest will be reduced to approximately $8.2 million. If the debt is paid between 36 and 42 months, the additional interest will be reduced to approximately $9.8 million. The Company is currently accruing the minimum amount of additional interest. The balance outstanding including interest amounted to $27.0 million and $24.9 million as of December 31, 1999 and 1998, respectively.

                        (ii) WEST BAY CLUB PROJECT/BANKBOSTON LOAN. In December 1997, BankBoston, B.A. and certain other institutions made a $33 million revolving loan to West Bay Club Development Corporation pursuant to which the lenders have agreed to lend the Company the maximum cumulative amount of $67.4 million to finance construction of the West Bay Club Project. The loan bears interest at either LIBOR plus 4% or the higher of either BankBoston's prime rate plus 1.25% or the overnight federal funds effective rate plus 0.5% and matures on December 23, 2001. The balance outstanding amounted to $33.1 million and $19.8 million as of December 31, 1999 and 1998, respectively.

                        (iii) RIVERWALK TOWER PROJECT LOAN. In June 1997, Las Olas Tower at Riverwalk, Inc., a wholly owned subsidiary of the Company, borrowed $2.75 million to acquire the Riverwalk Tower site. The loan bore interest at prime plus 0.75% and was secured by the project property, with recourse to the Company. In September, 1999, the Project was sold (see note 3) and the balance outstanding was paid in full. The balance outstanding was $2.7 million at December 31, 1998.

                        (iv) LAKESIDE PROJECT LOAN. In March 1996, Lakeside Development of Orlando, a wholly owned subsidiary of the Company, obtained an acquisition loan and a development loan with a combined commitment of $6.3 million to acquire and finance the development of the Lakeside Project. These loans bear interest rates ranging from prime plus 1.25% to 1.5%, are secured by the project property, with recourse to the Company. As of December 31, 1999 and 1998, the Company has a total of $599,000 and $2.7 million, respectively outstanding under these loans.

                        (v) SAXON WOODS PROJECT LOAN. In August 1997, the Company obtained a $1.3 million loan to acquire the Saxon Woods Project. In addition, the Company obtained a $2.2 million development loan to fund development of the Saxon Woods Project. The loan bears interest at prime plus 0.5%, is secured by the project property, with recourse to the Company, and originally matured in September 1999. The loan has been renewed with an extended maturity of April 2000. The balance outstanding amounted to $1.7 million and $2.3 million as of December 31, 1999 and 1998, respectively.

                        (vi) WEST FRISCO PROJECT LOAN. In November 1997, West Frisco Development Corporation, a wholly owned subsidiary of the Company, obtained a $19 million loan to develop the Trails of West Frisco Project. The loan bears interest at prime plus 1.375%, is secured by the

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      project property, with recourse to the Company and matured in December 1999. In December, 1999, the Project was sold (see note 3) and the balance outstanding was paid in full. $4,589,000 was borrowed under this loan as of December 31, 1998.

                        (vii) ASPEN SPRINGS RANCH PROJECT/LEHMAN BROTHERS LOAN. In September 1998, Lehman Brothers Holdings loaned Aspen Springs Ranch, Inc., a wholly owned subsidiary of the Company, an $18.0 million loan to finance acquisition and construction costs at the Aspen Springs Ranch Project. The loan is secured by, among other things, the common stock of Aspen Springs Ranch, Inc., with limited recourse to the Company. The loan bears interest at LIBOR plus 4%, matures September 1, 2002 and will be repaid with proceeds from closings in this project. Additional interest of $15.0 million is due and payable in full at the maturity date or such earlier date when the loan is paid in full. Principal and accrued interest amounted to $20.4 million and $19.8 million as of December 31, 1999 and 1998, respectively.

                        (viii) ASPEN SPRINGS RANCH PROJECT/BANKBOSTON LOAN. In September 1998, BankBoston, B.A. and certain other institutions made a $45 million revolving loan to Aspen Springs Ranch, Inc., to finance construction of the Aspen Springs Ranch Project. The loan bears interest at either LIBOR plus 4% or the higher of either BankBoston's prime rate plus 1.25% or the overnight federal funds effective rate plus 0.5% and matures on August 1, 2001. The Company has $5.8 million and $1.2 million outstanding under this loan as of December 31, 1999 and 1998.

            Atlantic Gulf is currently in default under project indebtedness for the Aspen Springs (Chenoa) Project, and for this reason and other reasons, the Company has received a "Going Concern" opinion from its independent auditors, with respect to its financial statements for the year ended December 31, 1999. Senior management is in negotiations with its lenders to address such defaults.

                        (ix) WEST MEADOWS PROJECT. A $5.9 million revolving credit loan with an outstanding balance of $2.9 million and $4.7 million as of December 31, 1999 and 1998, respectively. This loan bears interest at the LIBOR rate plus 3%, is secured by the project property with recourse to the Company, and matures in February 2000. In addition, two mortgage loans totaling $1.6 million and $4.1 million as of December 31, 1999 and 1998, respectively.

                        (x) OTHER PROJECT DEBT. Other project debt amounted to $695,000 and $463,000 as of December 31, 1999 and 1998, respectively.

            (f) MORTGAGE RECEIVABLES LOANS. The Mortgage Receivables loans were used to finance a portion of the Company's Mortgage Receivables in 1998 (see Note 2). As of December 31, 1998, these loans consisted of two loans with BankBoston for $1.2 million and $4.9 million. The $1.2 million BankBoston loan bears interest at 12% and matures in December 2001. The $4.9 million BankBoston loan bears interest at prime plus 3% and matures in June 2002. The

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      BankBoston loans are repaid with collections from the underlying Mortgage Receivables. The Mortgage Receivables Loans were repaid on February 2, 1999.

            (g) PRINCIPAL PAYMENTS IN FUTURE PERIODS. Based on the outstanding balances as of December 31, 1999, principal payments required on the notes and mortgages for each of the five years following December 31, 1999 and thereafter, are as follows: 2000 - $21,596,000, 2001 - $75,151,000, 2002 -
      $48,631,000, 2003 - $0, 2004 - $0 and thereafter $0.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10)  REDEEMABLE PREFERRED STOCK

            (a) GENERAL. Redeemable Preferred Stock as of December 31, 1999 and 1998 consisted of the following (in thousands of dollars):

                                                                    1999       1998
                                                                    ----       ----
      SERIES A
      Gross proceeds                                             $ 25,000    $ 25,000
      Accrued dividends                                            14,754       7,706
                                                                 --------    --------
      Liquidation Preference amount                                39,754      32,706
      Less issue costs                                             (3,104)     (3,104)
      Less warrants purchased                                        (300)       (300)
      Plus accretion of preferred stock to redemption amount        1,960       1,101
                                                                 --------    --------
                                                                   38,310      30,403
                                                                 --------    --------
      SERIES B
      Private Placement 6/24/97
        Gross proceeds                                             10,000      10,000
        Accrued dividends                                           6,352       3,453
                                                                 --------    --------
        Liquidation Preference amount                              16,352      13,453
        Less issue costs                                             (950)       (950)
        Less warrants purchased                                      (120)       (120)
        Plus accretion of preferred stock to redemption amount        634         369
                                                                 --------    --------
                                                                   15,916      12,752
                                                                 --------    --------
      Rights Offering 11/19/97
        Gross proceeds                                             10,000      10,000
        Accrued dividends                                           5,128       2,446
                                                                 --------    --------
        Liquidation Preference amount                              15,128      12,446
        Less issue costs                                             (950)       (950)
        Less warrants purchased                                      (120)       (120)
        Plus accretion of preferred stock to redemption amount        557         289
                                                                 --------    --------
                                                                   14,615      11,665
                                                                 --------    --------
      Total Series B                                               30,531      24,417
                                                                 --------    --------
      Total redeemable preferred stock                           $ 68,841    $ 54,820
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

            (b) APOLLO TRANSACTIONS. In June 1997, the Company and Apollo entered into an Investment Agreement and Secured Agreement whereby Apollo agreed to acquire 2.5 million shares of Series A Preferred Stock at a per share price of $9.88, and warrants to purchase up to 5 million shares of common stock, $.10 par value per share, of Atlantic Gulf ("Common Stock") (the "Investor Warrants"), at a per warrant price of $.06, for an aggregate purchase price of $25 million (the "Apollo Transaction"). As of December 31, 1997, Apollo had purchased 2,326,475 shares of Series A Preferred Stock with Investor Warrants to purchase 4,652,950 shares of Common Stock for a total purchase price of approximately $23.3 million of the $25 million total. On March 31, 1998, Apollo purchased the remaining 173,525 shares of Series A Preferred Stock and Investor Warrants to purchase an additional 347,050 shares of Common Stock, or an aggregate purchase price of $1,735,248. The Company's repurchase and redemption obligations in respect of the Series A Preferred Stock are secured by (a) a junior lien on substantially all of the assets of the Company and its subsidiaries (see Note 20).

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

            (e) CONVERSION RIGHTS OF THE PREFERRED STOCK. Each share of Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock") is convertible, at the holders election, into shares of Common Stock at the rate of $5.75 per share. The Investor Warrants and Series B Warrants are also exercisable at $4.78 per share, as the strike price on the warrants was subject to a one-time downward adjustment in 1999 based on actual cash flow results for 1997 and 1998, which resulted in a $0.97 per share decrease.

            The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of Atlantic Gulf (the "Board"), out of funds legally available therefore, cash dividends on each share of preferred stock at an annual rate equal to 20% of the Liquidation Preference (defined as $10 per share plus accumulated and unpaid dividends) in effect from time to

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      time. All dividends are cumulative, whether or not declared, on a daily basis from the date on which the Preferred Stock was issued by the Company, and will be payable, subject to declaration by the Board, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year commencing as of September 30, 1997. The excess of the Liquidation Preference value over the carrying value is being accreted by periodic charges to contributed capital over the life of the issues.

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

            Beginning in 2001, the holders of the Preferred Stock are entitled to redeem the Preferred Stock ratably over three years. The aggregate redemption amounts of the Preferred Stock based on the Liquidation Preference at December 31, 1999 for each of the five years following December 31, 1997 and thereafter are as follows: 2001 - $19,536,000, 2002
      - $19,536,000 and thereafter - $19,536,000.

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

            (b) STOCK OPTION PLANS. The Company has two fixed stock option plans as well as fixed contractual stock options. In 1993, the stockholders adopted the Company's Employee Stock Option Plan ("Employee Option Plan"), which provides for the issuance of options to purchase up to 750,000 shares of Common Stock at a price equal to the fair value of the Common Stock on the date of grant of each option. In June 1998, the stockholders approved an amendment to the Employee Option Plan increasing the number of shares of stock subject to the plan to 1.25 million shares. Pursuant to this plan, the Company issued options to acquire 500,000 shares in 1998. No options were issued in 1999 and 1997. In 1994, the stockholders adopted the Company's 1994 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Option Plan"), which provides for the issuance of options to purchase up to 350,000 Common Stock at a price equal to the fair value of the Common Stock on the date of grant of each option. In June 1998, the shareholders approved the Employment Agreements of certain executives. The terms of their agreements contain provisions providing for the granting of options at the fair market value of the

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      Common Stock on the grant approval date of each option. See Note 17 for information on these stock option plans.

            (c) STOCK PLAN. In 1996, the Company's stockholders adopted the Company's 1996 Non-Employee Directors' Stock Plan (the "Non-Employee Directors' Stock Plan"), which provides for the payment quarterly of each Non-Employee Director's annual $25,000 retainer in Common Stock based on the share price at the end of the previous quarter. In 1998, the Board adopted an amendment to the Non-Employee Directors' Stock Plan that provided, from and after April 1, 1998, 40% of the annual retainer would be paid in cash and the balance would be paid in shares of Common Stock. Effective August 4, 1999, the Board amended the Non-Employee Directors' Stock Plan to provide that the entire annual retainer be paid in cash. During 1997, the Company issued to the Non-Employee Directors (a) 12,355 shares at a price of $4.3125 per share for the first quarter of 1997, (b) 11,158 shares at a price of $5.50 per share plus 288 shares at $6.625 per share for the second quarter of 1997, (c) 5,884 shares at a price of $6.375 per share for the third quarter of 1997 and (d) 6,000 shares at a price of $6.25 per share for the fourth quarter of 1997. During 1998, the Company issued to the Non-Employee Directors (a) 8,330 shares at a price of $4.50 price per share for the first quarter of 1998, (b) 6,209 shares at a price of $3.62 per share for the second quarter of 1998 (c) 10,908 shares at a price of $2.06 per share for the third quarter of 1998 and (d) 18,006 shares at a price of $1.25 per share for the fourth quarter of 1998. During 1999, the Company issued to the Non-Employee Directors (a) 30,000 shares at a price of $0.75 per share for the first quarter of 1999,
      (b) 13,212 shares at a price of $1.703 per share for the second quarter 1999 and (3) 36,000 shares at a price of $0.625 per share for the third quarter 1999.

            (d) SHARES RESERVED FOR FUTURE ISSUANCE. At December 31, 1999, the following shares of Common Stock were reserved for possible future issuance (in thousands of dollars):

                Series A Preferred Conversion           2,500
                Investor Warrants                       5,000
                Series B Preferred Conversion           2,000
                Series B Warrants                       4,000
                Warrants - Secured Cash Flow Notes      1,500
                Employee Option Plan                      202
                Non-Employee Directors' Option Plan       394
                                                       ------
                                                       15,596
                                                       ======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(12)  NONRECURRING AND OTHER ITEMS

            The Company recorded the following gains and provisions during 1999, 1998 and 1997 for several items included in other income (expense) in the accompanying consolidated statements of operations:

            During 1999, 1998 and 1997, the Company recorded net gains of $578,000, $13.4 million, and $3.5 million, respectively, in other income (expense) - reorganization reserves in the accompanying consolidated statements of operations resulting from its annual review of certain reorganization items. The $3.5 million net gain in 1997 included gains of $1.1 million due to the reduction of the utility credit reserves (see Note 7 and schedule below regarding utility connection credit reserve account activity) and $706,000 due to the reduction of the Contract Receivables termination refunds reserve (see Note 7). This process is expected to continue during 1999 with adjustments to be recorded as the final disposition of various claims and other liabilities is concluded.

                             Utility Trust Accounts
                                Account Activity
                            (in thousands of dollars)

                               1999         1998        1997
                               ----         ----        ----
DESCRIPTION
Beginning balance             $   -      $  3,448      $ 15,198
Additions                         -             -         1,155
Interest earned                   -           293           154
Withdrawals                       -        (3,741)(c)   (12,645)(a)
Cancellation of notes             -             -          (414)(b)
                              -----       -------      --------
Ending balance                $   -      $      -      $  3,448
                              =====      ========      ========

(a) Includes $12,109 withdrawal on January 2, 1997.

(b) Total cancellations of $6,208, including $414 canceled on January 2, 1997, resulted in an extraordinary gain of $5,998 in 1996, net of a $210 unamortized discount.

(c)  Release of Utility Class 14 Trust cash on September 29,1998 for $3,741.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                        Utility Connection Credit Reserve
                                Account Activity
                            (in thousands of dollars)


                                              1999         1998          1997
                                              ----         ----          ----
DESCRIPTION
Beginning balance                           $ 2,130       $ 3,196       $ 4,264
Additions                                         -             -             -
Amounts charged (credited) to
  results of operations                      (1,065)       (1,065)       (1,064)
Deductions                                        -            (1)           (4)
                                            -------       -------       -------
Ending balance                              $ 1,065       $ 2,130       $ 3,196
                                            =======       =======       =======

The activity for the land mortgage receivable valuation discount is included in
Schedule II of the 10-K.

(13)  COMMITMENTS AND CONTINGENCIES

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

            (d) RENTAL EXPENSE. Rental expense related to operating leases was $1,231,000, $1,302,000 and $1,352,000 for 1999, 1998 and 1997,
      respectively.

            The Company leases its corporate office space under an operating lease which expires in 2000. Minimum future rental commitments under non-cancelable operating leases as of December 31,1999 are as follows:
      2000 - $16,930 and $0 thereafter.

            (e) DEVELOPMENT OBLIGATIONS. As of December 31, 1999, the Company had no material development obligations related to sold property. The Company's business plan contemplates that 2000 expenditures for development, construction, and other capital improvements could range up to $12.0 million, of which a substantial portion would need to be funded through individual project development loans or JV Project arrangements, many of which are already in place.

(14)  INCOME TAXES

            The difference between income taxes computed at the statutory federal rate and the provision for income taxes consists of (in thousands of dollars):

                                                1999         1998        1997
                                                ----         ----        ----

      Amount at statutory federal rate        $(21,677)   $  1,249    $(19,704)

      Unrecognized (recognized) benefit
         of change in valuation allowance
         for temporary differences other
         than net operating loss carryovers     21,677      (1,249)     19,704
                                              --------    --------    --------
                                                     -           -           -
                                              ========    ========    ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


            The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below (in thousands of dollars):

                                             1999         1998
                                             ----         ----
DEFERRED TAX ASSETS:
  Excess of tax basis in land over
    financial statement basis             $  33,851    $  11,747
  Net operating loss carryover              129,489      120,010
  Other                                         572          963
  Alternative minimum tax and
    general business credit carryover         3,568        3,611
                                          ---------    ---------
      Total gross deferred tax assets       167,480      136,331
      Less - valuation allowance           (156,972)    (123,395)
                                          ---------    ---------
      Net deferred tax assets                10,508       12,936

DEFERRED TAX LIABILITIES:
  Excess of tax basis in debt
    obligations and reserves over
    financial statement basis                 5,407        5,856
  Excess of financial statement basis
    in other receivables over tax basis       2,628        2,607
  Excess of financial statement basis
    in Predecessor Homesite Covenants

    Receivable over tax basis                 2,473        4,473
                                          ---------    ---------
      Net deferred tax amount             $      --    $      --
                                          =========    =========

            The net change in the valuation allowance for net deferred tax assets for 1999 was an increase of $30.4 million.

            The nine months ended December 31, 1992 and each of the years ended December 31, 1993 through 1999, have resulted in a net increase in the valuation allowance. The Company has not utilized any net operating losses.

            At December 31, 1999, the Company had a net operating loss carryover for tax purposes of approximately $344.1 million that expires in years 1999 through 2019. Included in this amount is approximately $24.1 million of net operating loss attributable to certain legal entities that may only be used against future taxable income of these same entities. Additionally, the Company has an unused general business credit of approximately $2.6 million expiring in the years 2000 through 2004.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


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

            The Company has an alternative minimum tax credit of approximately $1.0 million. The alternative minimum tax credit does not have an expiration date.

(15)  RETIREMENT PLANS

            The Company has a Defined Benefit Retirement Plan ("Retirement Plan") for substantially all of the Predecessor Company employees under which future benefit accruals were frozen in 1990. The Company's policy generally has been to fund an amount at least equal to the minimum required contribution but no greater than the maximum tax-deductible amount.

            Assets of the Retirement Plan are invested in Common Stocks, U.S. government agency issues, U.S. treasury bonds and notes, corporate bonds, foreign bonds and money market funds, and included approximately 87,068 shares of Atlantic Gulf Common Stock with an aggregate fair value at December 31, 1999 and 1998 of $4,000 and $65,000, respectively.

            Atlantic Gulf also has a defined contribution savings plan which is available to substantially all employees. The Company matches 25% of each employee's contributions, up to a maximum of 6% beginning on January 1, 1996. In addition, upon approval from the Boards, an annual supplemental contribution may be made in an amount up to the Company's matching contribution made during the year. The Company's matching contribution was approximately $94,000 in 1999, $142,000 in 1998 and $166,000 in 1997.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


           At December 31, the funded status of the Company's Retirement Plan was as follows (in thousands of dollars):

                                                            1999        1998
                                                            ----        ----

      Change in benefit obligation:
        Benefit obligation at beginning of year          $ 10,328     $ 10,394
        Interest cost                                         697          688
        Actuarial gain                                      1,112          454
        Benefits paid                                      (1,611)      (1,208)
                                                         --------     --------
        Benefit obligation at end of year                $ 10,526     $ 10,328
                                                         ========     ========

      Change in plan assets:
        Fair value of plan assets at beginning of year      8,120        8,308
        Actual return on plan assets                        1,026          184
        Employer contribution                                 596          836
        Benefits paid                                      (1,611)      (1,208)
                                                         --------     --------
        Fair value of plan assets at end of year            8,131        8,120
                                                         --------     --------

        Funded status                                      (2,395)      (2,209)
        Unrecognized prior service cost                       (57)         (61)
        Unrecognized actuarial loss                         7,056        6,716
        Unrecognized net asset at transition                 (253)        (304)
                                                         --------     --------
        Net amount recognized                            $  4,351     $  4,142
                                                         --------     --------


      Amount recognized in the statement of
          financial position consist of:
            Prepaid benefit cost                         $  4,351     $  4,142
            Accrued benefit liability                      (6,746)      (6,351)
            Accumulated other comprehensive income          6,746        6,351
                                                         --------     --------
        Net amount recognized                            $  4,351     $  4,142
                                                         ========     ========

      Weighted-average assumptions as of December 31:
        Discount rate                                         7.0%         6.5%
        Expected return on plan assets                        9.0%         9.0%

      Components of net periodic benefit cost:
        Interest cost                                         697          688
        Expected return on plan assets                       (735)        (724)
        Amortization of net assets at transition              (51)         (51)
        Recognized actuarial loss                             456          411
        Amortization of prior service cost                     (4)          (4)
                                                         --------     --------
        Net periodic benefit cost                        $    363     $    320
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

            (d) OTHER INTEREST BEARING LIABILITIES. Other interest bearing liabilities are at rates that approximate current incremental borrowing rates.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


            (g) ESTIMATED FAIR VALUES OF INSTRUMENTS. The estimated fair values of the Company's financial instruments at December 31 were as follows (in thousands of dollars):

                                              1999                     1998
                                   -----------------------   ------------------------
                                                 Estimated                 Estimated
                                     Carrying       Fair      Carrying       Fair
                                       Value       Value(*)     Value       Value(*)
                                   ----------   ----------   ----------   ----------
      Cash and cash equivalents    $   8,148    $   8,148    $   9,413    $   9,413
      Restricted cash and cash         2,147        2,147        1,041        1,041
      equivalents
      Contract Receivables             2,048        2,048        4,109        4,109
      Mortgages, notes and other       7,926        7,926       29,273       29,273
      receivables
      Other interest bearing               -            -            -            -
      liabilities
      Mandatory Interest Notes             -            -            -            -
      Cash Flow Notes                      -            -      (39,496)     (39,496)
      Redeemable Preferred Stock     (68,841)     (24,750)     (54,820)     (23,062)
      Other Indebtedness            (145,378)    (145,378)    (112,309)    (112,309)

      (*) These values represent an approximation of fair value and may never actually be realized.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(17)  UNAUDITED QUARTERLY FINANCIAL DATA

         Quarterly financial data for 1999 and 1998 are summarized below (in thousands of dollars except per share amounts):

                                                First     Second     Third     Fourth
                                               Quarter    Quarter   Quarter    Quarter
                                               -------    -------   -------    -------
     1999:
     -----
        Real estate sales                       12,960     10,904     15,155     25,373
        Other revenues                           3,140      1,245      1,380      5,475
        Total revenues                          16,100     12,149     16,535     30,848

        Gross margin on real estate sales(*)     2,170      1,923      1,528     (2,080)

        Net loss                                (3,728)   (10,258)   (18,964)   (28,900)
        Net loss applicable to
          Common Stock                          (9,383)   (13,681)   (22,544)   (32,644)

        Net loss per common
          share (**)                              (.77)     (1.08)     (1.78)     (2.70)
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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


           In conjunction with the Company's reviews in 1999 of the net realizable values associated with its inventories and land holdings, the Company provided a net inventory valuation reserve of $18.5 million in the fourth quarter of 1999 and $7.9 million in the third quarter of 1999. Reviews of joint venture investments provided for a reserve of $6.0 million in the third quarter of 1999. As of December 31, 1999, the remaining reserves on joint venture investments was $1.3 million.

                                                 First      Second      Third    Fourth
                                                Quarter     Quarter    Quarter   Quarter
                                                -------     -------    -------   -------
      1998:
      -----
        Real estate sales                         8,972     43,903      9,968     9,958
        Other revenues                            2,392      3,397      3,951     1,214
        Total revenues                           11,364     47,300     13,919    11,172

        Gross margin on real estate sales (*)       483      7,397      3,612     1,556

        Net income (loss)                        (3,949)     2,066      3,337     2,219
        Net income (loss) applicable to
             Common Stock                        (6,596)      (801)       341      (912)

        Net income (loss) per common
             share (**)                           (0.57)     (0.07)      0.03     (0.08)
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

(18)  STOCK OPTIONS

            (a) GENERAL. At December 31, 1999, the Company has three stock based compensation plans (see Note 9). The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


            Had compensation cost for the Company's two stock option plans and contractual stock options been determined consistent with SFAS No. 123, the Company's net income and earnings per share results would have been reduced to the proforma amounts indicated below:

                                                                  1999               1998               1997
                                                                  ----               ----               ----
          Net (loss) income
            applicable to
            common stock               As reported              $(78,252)        $(7,968,000)      $(62,069,000)

                                       Pro forma                 (78,370)         (9,470,665)       (62,875,702)
          Basic and diluted
            earnings per
            common share               As reported                $(6.33)             $(0.68)            $(5.82)

                                       Pro forma                   (6.34)              (0.81)             (5.90)

            (b) FIXED STOCK OPTION PLANS. The Company has two fixed stock option plans as well as fixed contractual stock options.

                        (i) EMPLOYEE OPTION PLAN. The Employee Option Plan provides for the issuance of options to acquire up to 1,250,000 shares of Common Stock at a price equal to the fair market value of the Common Stock on the date of grant of each option (see Note 10). The options vest 40% two years after the date of grant and 20% on each of the three subsequent anniversaries of the date of grant or if there is a change in control as defined in the Employee Option Plan. On August 12, 1998, the Company granted a total of 500,000 options under the Employee Option Plan which vest at an accelerated rate of 25% immediately and the remaining 75% over three years. The options are exercisable for a period of ten years from the date of the grant, unless employment is terminated. Vested options of terminated employees expire in ninety days from the termination date.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      remains exercisable for a period of 10 years from the grant date. A maximum of 350,000 shares of Common Stock may be issued pursuant to the Non-Employee Director Option Plan.

            Compensation cost was recognized for compensation paid under the Non-Employee Directors' Stock Plan. The compensation cost charged against income for annual retainer fees paid in Common Stock was $60,000, $105,000 and $191,600 for 1999, 1998 and 1997, respectively. Forty percent of annual retainer fees were paid in cash after March 31, 1998 and all retainer fees were paid in cash after March 31, 1999.

                        (iii) CONTRACTUAL STOCK OPTIONS. The Company has extended employment agreements to certain executives. The terms of their agreements contain certain provisions providing for an extension of options at the fair market value of the Common Stock on the grant approval date of each option. The options vest in accordance with the individual contractual provisions and provide for immediate vesting if there is a change in control as defined in the contract. Contractual Stock Options are generally exercisable for a period of seven years from the date of each grant, unless employment is terminated. Vested options of terminated employees expire in ninety days from the termination date.

                        (iv) FAIR VALUE OF OPTIONS. In order to calculate the proforma amounts shown above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999.

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

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                        (v) SUMMARY. A summary of the status of the Company's two fixed stock option plans and the contractual stock options as of December 31, 1999, 1998, and 1997, respectively, and the changes during the years ended on those dates are presented below.

                                (A) EMPLOYEE STOCK OPTIONS. The following table
      summarizes information about employee stock options outstanding at December 31, 1999:

                       Number of       Weighted-      Weighted-     Number of       Weighted-
  Range of              Options         Average        Average       Options         Average
 Exercise             Outstanding       Remaining      Exercise    Exercisable       Exercise
  Price               at 12/31/99         Life          Price      at 12/31/99        Price
  -----               -----------         ----          -----      -----------        -----
  $2.00 - $2.99          150,000           5.7          $2.00          75,000          $2.00

  $5.00 - $5.99           30,750          5.85         $5.799          20,950         $5.763

  $7.00 - $7.99            6,750           3.9          $7.00           6,750          $7.00

  $8.00 - $8.99            8,000           5.1         $8.875           6,400         $8.875

$12.00 - $12.99            6,000           4.7         $12.00           6,000         $12.00
                      ----------                                   ----------
                         201,500                                      115,100
                      ==========                                   ==========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


                                (B) NON-EMPLOYEE DIRECTOR STOCK OPTIONS. The
following tables summarize information about Non-Employee Director stock options outstanding at December 31, 1999:

                                         1997                        1998                         1999
                                         ----                        ----                         ----
  Non-Employee
    Director                               Weighted Avg.                 Weighted Avg.                    Weighted Avg.
  Stock Options                Shares     Exercise Price   Shares       Exercise Price    Shares         Exercise Price
  -------------                ------     --------------   ------       --------------    ------         --------------
 Outstanding at               185,000         $8.311       305,000           $7.414       315,001             $5.560
the beginning of year

 Options granted              120,000         $6.032        10,001           $2.125        20,000              $0.75
Options exercised                   -              -             -                -             -                  -

Options forfeited                   -              -             -                -             -                  -
                              -------                      -------                        -------
 Outstanding at
   end of year                305,000         $7.414       315,001           $5.560       335,001             $5.273
                              -------                      -------                        -------

Options exercisable           305,000              -       315,001                -       335,001                  -
  at year-end.

  Weighted-avg.                $2.750              -          $.94                -             -                  -
  fair value of
 options granted
 during the year

Note: This schedule does not include the stock options issued in 1995 pursuant to the 1993 Plan and subsequently surrendered in accordance with the adoption of the Non-Employee Director Option Plan.

                            Number of       Weighted-Average     Weighted-          Number of          Weighted-
      Range of               Options            Remaining         Average            Options            Average
      Exercise             Outstanding         Contractual        Exercise         Exercisable          Exercise
       Price               at 12/31/99            Life             Price           at 12/31/99           Price
       -----               -----------            ----             -----           -----------           -----
    $0.00 - $0.99             20,000               9.6              $0.75             20,000              $0.75

    $2.00 - $2.99             10,001               8.6             $2.125             10,001             $2.125

    $4.00 - $4.99             40,000               7.4             $4.813             40,000             $4.813

    $6.00 - $6.99            115,000               7.1             $6.479            115,000             $6.479

    $7.00 - $7.99             10,000               5.3             $7.875             10,000             $7.875

    $8.00 - $8.99            120,000               5.1             $8.875            120,000             $8.875

    $9.00 - $9.99             20,000               5.2              $9.00             20,000              $9.00
                             -------                                                 -------
                             335,001                                                 335,001
                             =======                                                 =======

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                   1997                         1998                           1999
  Non-Employee          -------------------------     -------------------------    --------------------------
    Director                       Weighted Avg.                 Weighted Avg.                 Weighted Avg.
  Stock Options         Shares     Exercise Price     Shares     Exercise Price    Shares      Exercise Price
  -------------         ------     --------------     ------     --------------    ------      --------------
 Outstanding at              -                                -             -       3,650,000       $2.125
the beginning of
      year

 Options granted             -               -        3,650,000        $2.125               -            -
Options exercised            -               -                -             -               -            -

Options forfeited            -               -                -             -       3,650,000       $2.125
                     ---------                        ---------                     ---------
 Outstanding at
   end of year               -               -        3,650,000        $2.125               -            -
                     =========                        =========                     =========
     Options                 -               -        1,933,334             -               -            -
 exercisable at
    year-end.

  Weighted-avg.              -               -             $.97             -               -            -
  fair value of
 options granted
 during the year

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(19)  EARNINGS PER SHARE

            The following table sets forth the computation of basic and diluted earnings per share for the following years (in thousands, except per share data):


                                                                                  1999               1998               1997
                                                                               -------------------------------------------------
      Numerator:
        Income (loss) before extraordinary items                               $(61,850)          $  3,673           $(58,346)
        Accrued preferred stock dividends                                       (12,629)           (10,309)            (3,296)
        Accretion of preferred stock to
           redemption amount                                                     (1,392)            (1,332)              (427)
        Modification of preferred stock                                          (2,381)                 -                  -
        security interest                                                      -------------------------------------------------
      Numerator for basic and diluted earnings
      per share - net (loss) income applicable to
      common stock
                                                                               $(78,252)          $ (7,968)          $(62,069)
                                                                               =================================================
      Denominator:
      Denominator for basic and diluted
        earnings per common share - weighted
        average shares
                                                                                 12,356             11,640             10,661
                                                                               =================================================
      Basic and diluted earnings per common
        share:                                                                 -------------------------------------------------
        Net loss per common share                                              $  (6.33)          $  (0.68)          $  (5.82)
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

(20)  SEGMENT REPORTING

            (a) DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUES. The Company has four reportable segments: Luxury/Resort Operations, Non-Luxury/Resort Operations, Predecessor Assets and all other. The Company's Luxury/Resort Operations division consists of the development of waterfront or highly amenitized communities for high-end retirement or pre-retirement homebuyers. The Company's Non-Luxury/Resort Operations division consists of the development and sale of residential homesites to

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


      third party home builders. The Company's Non-Luxury/Resort Operations markets commercial industrial division consists of the acquisition, development and sale of commercial industrial land parcels to third parties. The Company's other predecessor assets consists of the sale of developed and undeveloped real estate inherited from the Company's predecessor. All other includes the Company's environmental services operations and their receivables portfolio management.

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

            (d) RESTATED OF REPORTABLE SEGMENTS. The Company's reportable segments have been restated for 1998 and 1997 to conform to management's new review of segments.

           The following table summarizes the Company's information for reportable segments for the year's ended December 31, 1999, 1998 and 1997:

                                                                                     1999                1998                1997
                                                                                     ----                ----                ----
Revenues:
  Segment revenues:
    Luxury/Resort Operations                                                          8,888               7,010              10,908
    Non-Luxury/Resort Operations                                                   $ 47,831            $ 41,529            $ 14,441
    Predecessor assets                                                                7,672              24,262              42,270
    All other                                                                         3,064               4,922               3,608
                                                                                   --------            --------            --------
                                                                                     67,455              77,723              71,227

  Unallocated revenues:
    Other operating revenues                                                          6,937               4,434                 771
    Interest revenues                                                                 1,240               1,598               4,650
                                                                                   --------            --------            --------
         Total revenues                                                            $ 75,632            $ 83,755            $ 76,648
                                                                                   ========            ========            ========
Gross margins:
  Segment gross margins:
    Luxury/Resort operations                                                          1,864               4,934              (2,036)
    Non Luxury/Resort Operations                                                   $    999            $  6,260            $  1,016
    Predecessor assets                                                                  678               1,854              (3,553)
                                                                                   --------            --------            --------
                                                                                      3,541              13,048              (4,573)

  Unallocated revenues and (expenses):
    Other operating revenues                                                          8,518               6,017               3,011
    Interest revenues                                                                 2,722               4,937               6,018
    Inventory valuation reserves                                                    (28,346)               (195)            (14,457)
    Selling expense                                                                  (6,406)             (6,510)             (8,502)
    Operating expenses                                                               (9,812)             (2,010)             (1,505)
    Real estate costs                                                                (7,688)             (9,598)            (14,984)
    General and administrative expense                                              (11,542)             (9,908)            (12,297)
    Cost of borrowing, net of amounts capitalized                                    (5,951)             (4,375)            (12,222)
    Other expense                                                                    (4,102)               (853)             (1,463)
    Other income (expense):
      Reorganization reserves
        Utility trust accounts                                                            -               3,666                   -
        Utility connection reserve                                                    1,065               1,063               1,063
        Contracts receivable termination refunds                                       (514)                104                 706
        Cancellation of Notes                                                            27               8,549                   -
        Other reorganization reserves                                                     -                   -               1,761
      Utility Condemnation                                                                -                   -                   -
      Land mortgages receivable valuation discount                                   (3,364)               (184)                (92)
      Miscellaneous                                                                       2                 (78)               (810)
                                                                                   --------            --------            --------
    Income (loss)                                                                  $(61,850)           $  3,673            $(58,346)
                                                                                   ========            ========            ========

       ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES Years Ended
                        December 31, 1999, 1998 and 1997
                                  Schedule II -
                        Valuation and Qualifying Accounts
                            (In Thousands of Dollars)

                                                                         Amounts
                                                 Balance at         Charged (Credited)                Balance at
                                                  Beginning           to Results of                     End of
                                                  of Period             Operations     Deductions(2)    Period
                                                  ---------             ----------     -------------    ------
DESCRIPTION
YEAR ENDED DECEMBER 31, 1997:
Predecessor Homesite Contract
  Receivables reserves                              $2,130                $  (826)         $  293        $1,011
Other receivable reserves (1)                        2,732                    440             589         2,583
                                                    ------                -------          ------        ------
         Total                                      $4,862                $  (386)         $  882        $3,594
                                                    ======                =======          ======        ======

YEAR ENDED DECEMBER 31, 1998:
Predecessor Homesite Contract
  Receivables reserves                              $1,011                $  (467)         $  141        $  403
Other receivable reserves (1)                        2,583                      -           1,746           837
                                                    ------                -------          ------        ------
         Total                                      $3,594                $ (467)          $1,887        $1,240
                                                    ======                =======          ======        ======

YEAR ENDED DECEMBER 31, 1999:
Predecessor Homesite Contract
  Receivables reserves                               $ 403                $  (176)         $ (335)       $  562
Other receivable reserves (1)                          837                  2,911             666         3,082
                                                    ------                -------          ------        ------
         Total                                      $1,240                $ 2,735          $  331        $3,644
                                                    ======                =======          ======        ======

---------------

(1)   Reserves are a deduction from mortgages, notes and other receivables.
(2) Deductions represent amounts charged to reserves resulting from the cancellation, write-off, sale or other disposition of the related receivables.