Form 10-Q
period 2000-03-31
ATLANTIC GULF COMMUNITIES CORP
filed 2000-05-15
CIK 771934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

There were 12,382,241 shares of the Registrant's common stock, $.10 par value per share (the "Common Stock"), outstanding as of May 8, 2000.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 2000, CERTAIN MATTERS DISCUSSED HEREIN, INCLUDING PART II., ITEM 2., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN LUXURY/RESORT AND NON-LUXURY/RESORT MARKETS IN FLORIDA AND COLORADO; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY OF HIGH QUALITY REAL ESTATE PARCELS IN FLORIDA AND COLORADO; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE AND RELATED FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated  Balance Sheets as of March 31, 2000
               and December 31, 1999..........................................2

               Consolidated Statements of Operations for the Three
               Months Ended March 31, 2000 and 1999...........................3

               Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2000 and 1999...........................4

               Notes to Consolidated Financial Statements.....................5

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................8

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings............................................21

      Item 2.   Changes in Securities........................................21

      Item 3.   Defaults Upon Senior Securities..............................21

      Item 4.   Submission of Matters to a Vote of Security Holders..........21

      Item 5.   Other Information............................................21

      Item 6.   Exhibits and Reports on Form 8-K.............................21

SIGNATURES...................................................................22

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

PART I.   FINANCIAL INFORMATION


            [THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY.]

ITEM 1.   FINANCIAL STATEMENTS

               ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                        March 31, 2000 and December 31, 1999
                 (in thousands, except share amounts and par value)


                                                             March 31,   December 31,
                                                                2000         1999
      ASSETS                                                 ---------    ---------
                                                            (Unaudited)
Cash and cash equivalents                                    $   3,469    $   8,148

Restricted cash and cash equivalents                             1,895        2,147

Contract receivables, net                                        1,826        2,048

Mortgages, notes and other receivables, net                      6,198        7,926

Land and residential inventory                                 129,466      121,116

Property, plant and equipment, net                              10,097       12,750

Other assets, net                                                5,736        8,817
                                                             ---------    ---------

Total assets                                                 $ 158,687    $ 162,952
                                                             =========    =========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued liabilities                     $  20,971    $  19,386

Other liabilities                                               10,363        9,778

Notes and mortgages payable                                    139,739      145,378
                                                             ---------    ---------
                                                               171,073      174,542
Commitments and Contingencies

Redeemable Preferred Stock
      Series A, 20%, $.01 par value, 2,500,000
      shares authorized;
      2,500,000 shares issued and outstanding,
      having a liquidation
      preference of $41,742 and $39,754 as of March
      31, 2000
      and December 31, 1999, respectively                       40,517       38,310

      Series B, 20%, $.01 par value; 2,000,000 shares
      authorized; 2,000,000 shares issued and outstanding,
      having a liquidation preference of $33,054 and
      $31,480 as of March 31, 2000 and December 31, 1999,
      respectively                                              32,241       30,531
                                                             ---------    ---------
                                                                72,758       68,841

Common stockholders' deficit
      Common stock, $.10 par value, 70,000,000
      shares authorized; 12,382,241 and 12,821,432
      shares issued and outstanding as of March
      31, 2000 and December 31, 1999, respectively               1,283        1,282

      Contributed capital                                       98,483      102,401

      Accumulated deficit                                     (178,025)    (177,229)

      Accumulated other comprehensive loss                      (6,746)      (6,746)

      Treasury stock, 439,191 shares, at cost                     (139)        (139)
                                                             ---------    ---------
Total common stockholders' deficit                             (85,144)     (80,431)
                                                             ---------    ---------
Total liabilities and common stockholders' deficit           $ 158,687    $ 162,952
                                                             =========    =========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
Revenues:
    Real estate sales:
      Homesite                                          $    6,651   $    7,642
      Commercial                                             2,902        5,318
                                                        ----------   ----------
      Total real estate sales                                9,553       12,960
    Other operating revenue                                  2,632        2,259
    Interest income                                            798          881
                                                        ----------   ----------
      Total revenues                                        12,983       16,100
                                                        ----------   ----------
Costs and expenses:
    Cost of real estate sales:
      Homesite                                               5,789        6,887
      Commercial                                             2,394        3,903
                                                        ----------   ----------
      Total cost of real estate sales                        8,183       10,790

    Selling expense                                          1,756        1,833
    Operating expense                                          898          377
    Real estate costs                                          653        1,737
    General and administrative expense                         711        3,653
    Cost of borrowing, net of amounts capitalized            1,152        1,787
    Other expense                                            1,136          190
                                                        ----------   ----------
      Total costs and expenses                              14,489       20,367
                                                        ----------   ----------
Operating loss                                              (1,506)      (4,267)
Other income:
    Reorganization items                                       710          539
                                                        ----------   ----------
Total other income                                             710          539
                                                        ----------   ----------
Net loss                                                      (796)      (3,728)
Less:
    Accrued preferred stock dividends                        3,562        2,931
    Accretion of preferred stock to redemption
    amount                                                     356          344
    Modification of preferred stock security
    interest                                                     -        2,380
                                                        ----------   ----------
                                                             3,918        5,655
                                                        ----------   ----------
Net loss applicable to common stock                     $   (4,714)  $   (9,383)
                                                        ==========   ==========

Basic and diluted net loss per common share             $    (0.38)  $    (0.77)
                                                        ==========   ==========
Weighted average common shares outstanding                  12,382       12,163
                                                        ==========   ==========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                            (in thousands of dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,

                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
  Net loss                                                 $   (796)   $ (3,728)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                             163         796
      Other expense                                               -          30
      Inventory valuation reserves                            1,138           -
      Loss on sale of property, plant and equipment              (2)          -
      Other net changes in assets and liabilities:
        Restricted cash                                         252         (37)
        Receivables                                           1,585       2,314
        Land and residential inventory                       (5,712)     (3,495)
        Other assets                                          2,236      (4,256)
        Accounts payable and accrued liabilities              5,829      (2,133)
        Other liabilities                                    (3,659)        252
                                                           --------    --------
            Net cash provided by (used in) operating
            activities                                        1,034     (10,257)
                                                           --------    --------

Cash flow from investing activities:
  Additions to property, plant and equipment, net               (74)       (117)
                                                           --------    --------
            Net cash used in investing activities               (74)       (117)
                                                           --------    --------

Cash flows from financing activities:
  Borrowings under credit agreements                          8,373      81,838
  Repayments under credit agreements                        (14,012)    (73,434)
  Proceeds from issuance of common stock                          -         300
                                                           --------    --------
            Net cash (used in) provided by financing
            activities                                       (5,639)      8,704
                                                           --------    --------

Decrease in cash and cash equivalents                        (4,679)     (1,670)
Cash and cash equivalents at beginning of period              8,148       9,413
                                                           --------    --------
Cash and cash equivalents at end of period                 $  3,469    $  7,743
                                                           ========    ========

Supplemental cash flow information:
  Interest payments, net of amounts capitalized            $    384    $  1,328
                                                           ========    ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

(1) The March 31, 2000 financial statements are unaudited. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999"), as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2000 ("1999 Form 10-K"). Certain prior year amounts have been reclassified to conform with the fiscal year 2000 ("2000") presentation.

(2) Net income (loss) per share of common stock of the Company ("Common Stock") is computed by (a) deducting accrued preferred stock dividends, accretion of preferred stock to redemption amount and other preferred stock charges from net income (loss) to determine net income (loss) applicable to Common Stock and (b) then dividing net income (loss) applicable to Common Stock by the weighted average number of shares of Common Stock outstanding during the periods. The effect of any outstanding warrants and options to purchase Common Stock on the per share computation was anti-dilutive during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to Cost of real estate sales when the related asset is sold. Capitalized interest was $6,405,000 and $4,154,000 for the three months ended March 31, 2000 and 1999, respectively.

(4) Revenue from the sale of land is recognized when all the criteria for sales pursuant to SFAS 66, Accounting for Sales of Real Estate, have been met.

(5) On August 4, 1999, the Company amended the 1996 Non-Employee Directors' Stock Plan to eliminate the issuance of Common Stock to its Non-Employee Directors effective as of October 1, 1999 and to provide for the payment of (1) an annual retainer fee of $25,000 payable quarterly in advance in $6,250 installments, in cash, to each Non-Employee Director other than Mr. Rutherford, Mr. Gropper and the "Apollo Directors", and (2) an annual retainer fee of $10,000 payable quarterly in advance in $2,500 installments, in cash, to Mr. Gropper (for so long as he is a Non-Employee Director) and the Apollo Directors. For purposes of the Stock Plan, "Apollo Directors" are the Non-Employee Directors appointed by AP-AGC, LLC pursuant to that certain Amended and Restated Investment Agreement dated as of February 7, 1997, as amended. In accordance with the August 4, 1999 amendment, no common stock was issued to Non-Employee Directors for the three months ended March 31, 2000.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

(6) Redeemable preferred stock (which includes the Series A Preferred Stock and the 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock")) consisted of the following at March 31, 2000, December 31, 1999, and March 31, 1999 (in thousands of dollars):

                                            March 31,   December 31,   March 31,
                                              2000         1999          1999
                                            --------     --------      --------

SERIES A PREFERRED STOCK:

Gross proceeds                              $ 25,000     $ 25,000      $ 25,000

Accrued dividends                             16,742       14,754         9,342
                                            --------     --------      --------
Liquidation Preference amount                 41,742       39,754        34,342

Less issue costs                              (3,104)      (3,104)       (3,104)

Less warrants purchased                         (300)        (300)         (300)

Plus accretion of preferred stock to
  redemption amount                            2,179        1,960         1,313
                                            --------     --------      --------
Total Series A Preferred Stock                40,517       38,310        32,251
                                            --------     --------      --------

SERIES B PREFERRED STOCK:

Private Placement June 24, 1997:

    Gross proceeds                            10,000       10,000        10,000

    Accrued dividends                          7,170        6,352         4,126
                                            --------     --------      --------
    Liquidation Preference amount             17,170       16,352        14,126

    Less issue costs                            (950)        (950)         (950)

    Less warrants purchased                     (120)        (120)         (120)

    Plus accretion of preferred stock to
      redemption amount                          702          634           434
                                            --------     --------      --------
                                              16,802       15,916        13,490
                                            --------     --------      --------

Rights Offering November 19, 1997:

    Gross proceeds                            10,000       10,000        10,000

    Accrued dividends                          5,884        5,128         3,068
                                            --------     --------      --------
    Liquidation Preference amount             15,884       15,128        13,068

    Less issue costs                            (950)        (950)         (950)

    Less warrants purchased                     (120)        (120)         (120)

    Plus accretion of preferred stock to
      redemption amount                          625          557           356
                                            --------     --------      --------
                                              15,439       14,615        12,354
                                            --------     --------      --------
Total Series B Preferred Stock                32,241       30,531        25,844
                                            --------     --------      --------

Total Redeemable Preferred Stock            $ 72,758     $ 68,841      $ 58,095
                                            ========     ========      ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

(7) During the three months ended March 31, 2000 and 1999, comprehensive loss consisted only of the net losses for those periods.

(8)   Segment Reporting

      THREE MONTHS ENDED MARCH 31, 2000:

                                         Non-
                            Luxury/     Luxury/
                            Resort      Resort   Predecessor
                          Operations  Operations   Assets      Other     Total
                          ------------------------------------------------------

Total Revenues             $ 6,039     $ 2,167    $  1,347    $ 3,430   $12,983
                           =======     =======    ========    =======   =======
Gross Margin               $ 1,222     $    38    $    110    $     -   $ 1,370
                           =======     =======    ========    =======
Inventory valuation reserve      -           -      (1,138)         -    (1,138)
                                                                        -------
Unallocated revenues
(expenses), net                                                          (1,028)
                                                                        -------
Net Loss                                                                $  (796)
                                                                        =======


      THREE MONTHS ENDED MARCH 31, 1999:

                                         Non-
                            Luxury/     Luxury/
                            Resort      Resort   Predecessor
                          Operations  Operations   Assets      Other     Total
                          ------------------------------------------------------

Total Revenues             $ 1,749     $ 9,324    $  1,887    $ 3,140   $16,100
                           =======     =======    ========    =======   =======
Gross Margin               $   308     $ 1,641    $    221    $     -   $ 2,170
                           =======     =======    ========    =======
Unallocated revenues
(expenses), net                                                          (5,898)
                                                                        -------
Net Loss                                                                $(3,728)
                                                                        =======

(9) The Company is currently in default under project indebtness for the Chenoa Project. Management of the Company is in negotiations with its lenders to address such defaults.

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

      As of March 31, 2000, the Company owned outright interest in two Luxury/Resort Projects and three Non-Luxury/Resort Projects, and partial ownership interest in one other Non-Luxury/Resort Projects.

      The Company is also engaged in the orderly disposition of scattered Predecessor Homesites (as defined below) and Predecessor Tracts (as defined below) located in secondary markets in Florida and Tennessee (collectively, "Predecessor Assets"). As discussed below, the continuing disposition of Predecessor Assets is a run-off business and not part of the Company's Core Business.

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

          REMAINING UNSOLD LOTS/UNITS/ACRES IN THE LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Luxury Resort Projects, by Project, as of March 31, 2000:

                                            Lots/Units/Acres at March 31, 2000 (1)
                     ----------------------------------------------------------------------------------
                       Homesites               Vertical Residential Units                Commercial
                     Single Family   Single Family    Multi-Family    Timeshare Cabins   Development
                     Total  Total    Total   Total    Total   Total    Total   Total    Total   Total
                     Lots  Entitled  Units  Entitled  Units  Entitled  Units  Entitled  Acres  Entitled
                     ----------------------------------------------------------------------------------
OWNED PROPERTIES
West Bay Club.......  172     172      59      59      416      416       -       -       5        5
Chenoa..............  412       -       -       -       41        -      75       -       5        -
                     ----------------------------------------------------------------------------------
Owned Properties....  584     172      59      59      457      416      75       -      10        5
                     ----------------------------------------------------------------------------------

(1) Varying from Project to Project, unsold units are developed, under development or to be developed in the future.

      OTHER OPERATIONS.

          NON-LUXURY/RESORT PROJECTS. The Company is engaged in the sale of Non-Luxury/Resort Projects in Florida. The Company defines a Non-Luxury/Resort Market as a geographic market in which more than 5,000 single family home construction permits are issued annually.

          REMAINING UNSOLD LOTS/UNITS IN THE NON-LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units at the Company's Non-Luxury Resort Projects, by Project, as of March 31, 2000:

                                       Lots/Units at March 31, 2000 (1)
                                       --------------------------------
                                          Single Family
                                              Total          Total
                                              Lots         Entitled
  OWNED PROPERTIES                     --------------------------------

  Lakeside Estates (2)...............          287            287
  Saxon Woods .......................          350            350
  West Meadows ......................          477            477
                                       --------------------------------
  Subtotal Owned Properties..........        1,114          1,114
                                        -------------------------------

  JOINT VENTURE PROPERTIES

  Falcon Trace (3)...................           28             28
                                       --------------------------------
  Subtotal Joint Venture Properties..           28             28
                                       --------------------------------

  Total All Properties...............        1,142          1,142
                                       ================================

(1) Varying from Project to Project, unsold units are developed, under development or to be developed in the future.

(2)   This Project was sold in April 2000.

(3) This Project was sold in March 2000, except for 28 remaining units expected to close during the second quarter 2000.

          RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "Contract Receivables") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "Mortgage Receivables," which, together with the Contract Receivables, are collectively referred to as the "Receivables Portfolio"). As of March 31, 2000 and December 31, 1999, the portfolio of Contract Receivables had a net book value of approximately $1.8 million and $2.0 million, respectively. As of March 31, 2000 and December 31, 1999, the portfolio of Mortgage Receivables had a net book value of $4.3 million and $6.2 million, respectively.

PREDECESSOR ASSETS

      The following table summarizes the Company's Predecessor Homesite Inventory by secondary market area as of March 31, 2000:

                             PREDECESSOR HOMESITE INVENTORY
                             ------------------------------
                                     (IN HOMESITES)

                                     Other                                     Total
Market Area             Standard   Developed   Buildable      Other         Predecessor
                        Buildable   Lots (1)  Reserved (2)  Restricted (3)   Homesites
                       ----------------------------------------------------------------
North Port                 3,403         9           70           128          3,610
Port Charlotte               482        67        1,667           334          2,550
Port St. Lucie               171        27          316            48            562
Port Malabar                  49         1        1,756         1,545          3,351
Port Labelle                 740         -           32         1,052          1,824
Silver Springs Shores      2,345        79          228           278          2,930
Cumberland Cove              179         -            -             8            187
Other                         28         -           30             3             61
                       ----------------------------------------------------------------
Total                      7,397       183        4,099         3,396         15,075
                       ================================================================


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

The following table summarizes the Company's Predecessor Commercial Development Inventory by secondary market area as of March 31, 2000:

                 PREDECESSOR COMMERCIAL DEVELOPMENT INVENTORY
                 --------------------------------------------
                                                       Total
                 Market Area                           Acres
                ----------------------              -----------

                 North Port                                307
                 Port Charlotte                            847
                 Port St. Lucie                            218
                 Port Malabar                              756
                 Port Labelle                              230
                 Silver Springs Shores                      31
                 Cumberland Cove                           685
                 Other                                      39
                                                    -----------
                 Total                                   3,113
                                                    ===========


      The decrease in inventory from December 31, 1999 is primarily a result of sales activity during the intervening period in accordance with the Company's plan of disposal of Predecessor Assets. See PART I, ITEM 1. BUSINESS - PREDECESSOR ASSETS of the 1999 Form 10-K for information concerning the Predecessor Homesite and Predecessor Commercial Development Inventory.

RESULTS OF OPERATIONS

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      The Company's results of operations for the three months ended March 31, 2000 and 1999, respectively, are summarized below:

                  COMBINING RESULTS OF REAL ESTATE OPERATIONS
                  -------------------------------------------
                        Three Months Ended March 31, 2000
                                 (in thousands)

                                                 Non-
                                   Luxury/     Luxury/
                                   Resort       Resort    Predecessor
                                  Operations  Operations    Assets      Total
                                  --------------------------------------------
Revenues:
   Real estate sales
      Homesite...............       $ 3,986    $ 2,167     $   498     $ 6,651
      Commercial.............         2,053          -         849       2,902
                                  --------------------------------------------
   Total real estate sales...         6,039      2,167       1,347       9,553
Costs and expenses:
   Cost of real estate sales
      Homesite...............         3,209      2,129         451       5,789
      Commercial.............         1,608          -         786       2,394
                                  --------------------------------------------
Total cost of real estate
sales........................         4,817      2,129       1,237       8,183
                                  --------------------------------------------

Gross margin real estate
sales .......................       $ 1,222    $    38     $   110     $ 1,370
                                  ============================================

Results of Joint Venture
Operations(1)................       $     -    $(1,138)    $     -     $(1,138)
                                  ============================================

(1)   Included in "other expense" in the Consolidated Statements of Operations.

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS
                   -------------------------------------------
                        Three Months Ended March 31, 1999
                                 (in thousands)

                                                 Non-
                                   Luxury/     Luxury/
                                   Resort       Resort    Predecessor
                                  Operations  Operations    Assets      Total
                                  --------------------------------------------
Revenues:
   Real estate sales
      Homesite...............       $ 1,749    $ 4,824     $ 1,069     $ 7,642
      Commercial.............             -      4,500         818       5,318
                                  --------------------------------------------
   Total real estate sales...         1,749      9,324       1,887      12,960
Costs and expenses:
   Cost of real estate sales
      Homesite...............         1,441      4,444       1,002       6,887
      Commercial.............             -      3,239         664       3,903
                                  --------------------------------------------
Total cost of real estate
sales........................         1,441      7,683       1,666      10,790
                                  --------------------------------------------

Gross margin real estate
sales .......................       $   308    $ 1,641     $   221     $ 2,170
                                  ============================================

Results of Joint Venture
Operations(1)................       $  (115)   $   (75)    $     -     $  (190)
                                  ============================================

(1)   Included in "other expense" in the Consolidated Statements of Operations.


      OVERVIEW. The Company reported a net loss applicable to Common Stock of approximately $4.7 million in the first three months of 2000, compared to a net loss of $9.4 million applicable to Common Stock in the first three months of 1999. The decrease in net loss of approximately $4.7 million was due primarily to (1) a $2.9 million decrease in general and administrative expenses, (2) a $1.7 million decrease in total preferred stock charges, (3) a $1.1 million decrease in real estate costs and (4) a $635,000 decrease in the cost of borrowing, partially offset by (6) a $1.1 million reserve charge reducing the carrying value of the Falcon Trace Joint Venture Project and (7) a $800,000 decrease in sales gross margin.

      LUXURY/RESORT OPERATIONS.

          HOMESITES. Revenues from Homesite sales increased by approximately $2.3 million to $4.0 million in the first three months of 2000, compared to $1.7 million in the first three months of 1999. The $2.3 million increase was due primarily to the increase in marketing and public awareness for the West Bay Club Project. Homesite sales began at the West Bay Club Project during the first three months of 1999. The Homesite sales gross margin percentage was approximately 19.5% in the first three months of 2000, compared to 17.6% in the first three months of 1999. The 1.9% increase in Homesite sales gross margin was due primarily to the increase in unit sales prices at the West Bay Club Project.

      As of March 31, 2000, the Company had under contract approximately 153 Homesites for $10.3 million in the West Bay Club Project. As of December 31, 1999 and March 31, 1999, the Company had under contract approximately 156 and 13 Homesites for $8.3 million and $3.1 million, respectively, in the West Bay Club Project.

          COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were approximately $2.1 million in the first three months of 2000, compared to $0 in the first three months of 1999. The $2.1 million increase was primarily due to the Albertson's sale at the West Bay Project during the first three months of 2000. Homesite sales began at the West Bay Club Project during the first three months of 1999. The Commercial Development sales gross margin percentage was approximately 21.7% in the first three months of 2000.

          JOINT VENTURES. Results of Joint Ventures in the first three months of 2000 were $0, compared to a net loss of $115,000 for the first three months of 1999. The $115,000 decrease in Joint Venture net loss was due to the sale of the Jupiter Ocean Grande Project during 1999.

      NON-LUXURY/RESORT OPERATIONS.

          HOMESITES. Revenues from Homesite sales decreased by approximately $2.6 million to $2.2 million in the first three months of 2000, compared to $4.8 million in the first three months of 1999. The $2.6 million decrease was due primarily to a declining inventory balance in 2000 as compared to 1999. Total inventory decreased significantly from the final sale of The Trails of West Frisco Project in December 1999. The Homesite sales gross margin decreased by approximately 6.1% to 1.8% in the first three months of 2000, compared to 7.9% in the first three months of 1999. The 6.1% decrease in Homesite sales gross margin was due primarily to a decline in the gross margin associated with the Lakeside Estates Project. The higher than expected development costs at the Lakeside Estates Project resulted in less than break-even margins.

      As of March 31, 2000, the Company had under contract approximately 66 Homesites for $2.1 million in the West Meadows Project. As of December 31, 1999, the Company had under contract approximately 72 Homesites for $3.2 in the Lakeside Estates, the Saxon Woods and the West Meadows Projects. And, as of March 31, 1999, the Company had under contract approximately 648 Homesites for $19.8 million in the Lakeside Estates, the Saxon Woods, the West Meadows and The Trails of West Frisco Projects.

      As of March 31, 2000, the Company was party to a contract to sell its Lakeside Estates and West Meadows Projects. The closing of the sales are scheduled to occur during the second quarter of 2000. See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS DEVELOPMENTS IN 2000 for further details on the sale of the Lakeside Estates Project.

          COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were $0 in the first three months of 2000, compared to $4.5 million in the first three months of 1999. The $4.5 million decrease in revenues from Commercial Development was due to the lack of inventory for sale. In January 1999, the Company sold the remaining 26 acres of Non-Luxury/Resort property, located at the West Meadows Project, for $4.5 million.

          JOINT VENTURES. Results from Joint Ventures decreased by approximately $1.0 million to $(1.1) million in the first three months of 2000, compared to $(75,000) in the first three months of 1999. The $1.0 million additional loss on JV Projects was primarily due to an investment valuation reserve charge of approximately $1.1 million, related to the Falcon Trace JV Project. In March 2000, the Company sold the Falcon Trace JV Project for approximately $6.4 million, of which no gain or loss was realized.

      As of March 31, 2000, the Company's JV projects had 28 remaining Homesites under contract, as a bulk sale, for approximately $1.0 million. As of December 31, 1999 and March 31, 1999, the Company's JV Projects had six and 1,322 Homesites under contract for approximately $282,000 and $63.7 million, respectively, in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

      Investment valuation reserve charges of $1.1 million were recognized in the first quarter of 2000 and represent a reduction in the carrying value of the Company's joint venture investments, based upon a review of the fair value of the Falcon Trace JV Project.

      PREDECESSOR ASSETS.

          PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales decreased by approximately $571,000 to $498,000 in the first three months of 2000, compared to $1.1 million in the first three months of 1999. The $571,000 decrease was due primarily to the elimination of sales staff responsible for the sale of Predecessor Homesites during 1999. The Predecessor Homesite sales gross margin percentage increased by approximately 3.1% to 9.4% in the first three months of 2000, compared to 6.3% in the first three months of 1999. The 3.1% increase in Predecessor Homesite sales gross margin is due primarily to an increase in the average sales price.

          As of March 31, 2000, the Company had under contract 1,109 Predecessor Homesites for approximately $1.2 million. As of December 31, 1999 and March 31, 1999, the Company had under contract 1,103 and 111 Predecessor Homesites for $1.6 million and $958,000, respectively.

          PREDECESSOR TRACTS. Revenues from Predecessor Tract sales of approximately $849,000 in the first three months of 2000 were comparable to $818,000 in the first three months of 1999. A comparable number of Predecessor Tracts were sold in the first quarter of 2000, compared to the first quarter of 1999. The Predecessor Tract sales gross margin percentage decreased by approximately 11.5% to 7.4% in the first three months of 2000, compared to 18.9% in the first three months of 1999. The 7.4% decrease in Predecessor Tracts sales gross margin was consistent with the Company's accelerated plan of disposal of its Predecessor Assets.

          As of March 31, 2000, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $266,000. As of December 31, 1999 and March 31, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.3 million and $901,000, respectively.

      OTHER RESULTS OF OPERATIONS.

          OTHER OPERATING REVENUE. Other operating revenue increased by $373,000 to approximately $2.6 million in the first three months of 2000, compared to $2.3 million in the first three months of 1999. The $373,000 increase was primarily due to (1) $1.5 million received from the sale of land, previously recorded in lieu of payment for a loan receivable, (2) a $595,000 increase in commission income received from the various property sales offices and (3) a $432,000 increase in resort revenue related to the West Bay Club Project, partially offset by (4) a $1.8 million decrease in management fee revenue related to the Country Lakes and Sunset Lakes Joint Venture Projects sold in 1999 and (5) a $360,000 decrease in environmental service revenue related to the EQ Labs subsidiary sold in 1999.

          OPERATING EXPENSE. Operating expense increased by approximately $521,000 to $898,000 in the first three months of 2000, compared to $377,000 in the first three months of 1999. The $521,000 increase was primarily due to the growth in Amenities at the West Bay Club Project, which is directly related to an increase in club memberships. Homesite sales began at the West Bay Club Project during the first three months of 1999.

          REAL ESTATE COSTS. Real estate costs decreased by approximately $1.1 million to $653,000 in the first three months of 2000, compared to $1.7 million in the first three months of 1999. The $1.1 million decrease was due primarily to the combined savings of salaries, property taxes and other administrative expenses, which resulted from the bulk sales of Predecessor Assets in 1999.

          GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by approximately $2.9 million to $711,000 in the first three months of 2000, compared to $3.7 million in the first three months of 1999. The $2.9 million decrease was due primarily to the combined savings in corporate salaries, outside services, occupancy costs, utilities and other administrative expenses, which resulted from the corporate restructuring plan implemented in 1999.

          COST OF BORROWING, NET OF AMOUNTS CAPITALIZED. Cost of borrowing, net of amounts capitalized, decreased by approximately $635,000 to $1.2 million in the first three months of 2000, compared to $1.8 million in the first three months of 1999. The $635,000 decrease was due primarily to the reduction of the non-capitalized portion of corporate debt outstanding. Corporate debt decreased from approximately $66.0 million as of December 31, 1998 to $49.8 million as of December 31, 1999 and to $43.3 million as of March 31, 2000.

          OTHER EXPENSE. Other expense increased by approximately $1.0 million to $1.1 million in the first three months of 2000, compared to $190,000 in the first three months of 1999. The $1.0 million increase was primarily due to a valuation allowance recorded for Falcon Trace JV Project, based upon a review of fair values. Inventory reserve charges represent a reduction in the carrying value of the Company's inventory based upon a review of the fair values.

          OTHER INCOME. Other income increased by approximately $171,000 to $710,000 in the first three months of 2000, compared to $539,000 in the first three months of 1999. The $170,000 increase was primarily due to a $709,000 utility trust payout in March 2000.

          PREFERRED STOCK CHARGES. During the first three months of 2000, the Company recorded a $3.6 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated, but unpaid, as of March 31, 2000. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $355,000 of the value of its Preferred Stock to the redemption amount in the first three months of 1999.

      In connection with the closing of the Senior Loan Facilities in February 1999, the Company issued notes totaling $1.85 million and 500,000 shares of Common Stock at a price of $1.06 per share to AP-AGC, LLC ("Apollo") in exchange for Apollo's (a) consent to the Company entering into the new Senior Loan Facilities and agreement to subordinate its collateral interest in certain of the Company's assets, (b) agreement to certain amendments to the Secured Agreement and Investment Agreement and (c) agreement to enter into the new Intercreditor Agreement with the lenders party to the new Senior Loan Facilities. The total value of the consideration paid to Apollo was $2.4 million. The total of approximately $3.9 million of preferred stock charges was charged to contributed capital in the accompanying March 31, 2000 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

      Atlantic Gulf is currently in default under project indebtedness for the Chenoa Project. Senior management is in negotiations with its lenders to address these defaults.

      The Company's financial strategy is to generate sufficient funds from the sale of non-Luxury/Resort Projects and Predecessor assets to retire any remaining corporate debt and to redeem any outstanding Preferred Stock. If the Company's financial strategy does not generate sufficient funds to retire corporate debt and outstanding Preferred Stock and provide sufficient operating cash flow, the Company will need to consider other alternatives, including but not limited, a capital or debt restructuring and/or a federal bankruptcy filing.

      GENERAL. As of March 31, 2000, the Company's (1) cash and cash equivalents totaled approximately $3.5 million and (2) restricted cash and cash equivalents totaled $1.9 million, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and (c) various other escrow accounts. Of the $4.7 million decrease in cash and cash equivalents during the first three months of 2000, (i) $1.0 million was provided by operating activities, offset by (ii) $74,000 used in investing activities and (iii) $5.6 million used in financing activities.

      Cash provided by operating activities included approximately (1) $2.5 million from mortgage and commercial receivable payoffs, (2) $2.0 million from the sale of the Falcon Trace JV Project, (3) $2.0 million from the sale of

Predecessor Assets and other land and (4) $1.6 million in other operating revenues, partially offset by (5) $4.5 million for construction and development expenditures, (6) $1.6 million for interest payments and (7) $1.0 million for corporate overhead and other operating expenses.

      Cash used in investing activities consisted of approximately $74,000 of property, plant and equipment additions.

      Cash used in financing activities consisted primarily of principal reductions of approximately $14.0 million partially offset by net borrowings of $8.4 million under various project financings. Principal reductions of $14.0 million included $6.5 million used to payoff the Revolving Loan Facility balance and $7.5 million used to payoff various project loans, as projects units were sold.

      OTHER MATERIAL OBLIGATIONS COMING DUE IN 2000. In addition to the $7.5 million due at the expiration of the Revolving Loan Facility on August 1, 2000, Atlantic Gulf's other material obligations coming due in 2000 include Project-specific debt which comes due as units in or a Project are/is sold. The Company's 2000 business plan contemplates approximately $12 million of expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual Project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.

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

BUSINESS DEVELOPMENTS IN 2000

- In March 2000, the Company sold all the property and assets (except for 28 lots) in the Falcon Trace JV Project, a jointly owned Non-Luxury/Resort Project, for $6.4 million. The Project, which was located near Orlando, Florida, was purchased through a joint venture formed in 1996. The Company's share of the proceeds was $2.8 million, of which $800,000 remains in escrow until the joint venture is dissolved. The remaining 28 lots were under contract to be sold during the second quarter 2000 for $960,000. No gain or loss was recognized from the sale of the Project.

- In April 2000, the Company sold the remaining 287 lots in its Lakeside Estates Project, a wholly owned Non-Luxury/Resort Project, for $2.7 million. The Company acquired the Project, comprised of 1,379 lots and located near Orlando, Florida, in 1994. The Lakeside Estates Project sale resulted in a loss of approximately $3.1 million, which was charged against "Inventory valuation reserve" in the statement of operations as of December 31, 1999.

      As of May 8, 2000, the Company had under contract the West Meadows Project and has received offers to purchase the Saxon Woods.

      While the Company intends to diligently pursue all Project sale opportunities, there can be no assurance that any such sales (including Projects currently under contract) will be consummated or, if consummated, that the Company will realize the anticipated (1) amount of sales proceeds therefrom and/or (2) overhead cost savings therefrom.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      There were no new developments since April 14, 2000, with respect to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2000 (the "1999 Form 10-K").

ITEM 2.   CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      See PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - CHENOA PROJECT FINANCING above for a discussion regarding the senior and mezzanine loans in default.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K (consecutive numbering, see the 1999 Form
      10-K)

      None.

(b)   Current Reports on Form 8-K

      1. Current Report on Form 8-K, filed with the SEC on March 13, 2000, describing the principal terms of the Broad River LLC Service Agreement, which became effective as of March 1, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ATLANTIC GULF COMMUNITIES CORPORATION

                                    /s/ RICHARD S. ACKERMAN
                                    --------------------------------
                                    Richard S. Ackerman
                                    President and Chief Executive Officer
                                    Dated:  May 15, 2000


                                    /s/ EUGENE M. GIBLIN
                                    --------------------------------
                                    Eugene M. Giblin
                                    Vice President and Chief Accounting Officer
                                    Dated: May 15, 2000