Form 10-Q
period 2000-06-30
ATLANTIC GULF COMMUNITIES CORP
filed 2000-08-14
CIK 771934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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

There were 12,382,241shares of the Registrant's common stock, $.10 par value per share (the "Common Stock"), outstanding as of August 7, 2000.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 2000, CERTAIN MATTERS DISCUSSED HEREIN, INCLUDING PART II., ITEM 2., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN LUXURY/RESORT AND NON-LUXURY/RESORT MARKETS IN FLORIDA AND COLORADO; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE, RELATED FINANCING CONTINGENCIES AND RESTRICTIONS AND THE COMPANY'S ABILITY TO CURE EXISTING DEFAULTS UNDER CERTAIN OF ITS DEBT AGREEMENTS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE.

                                TABLE OF CONTENTS
                                -----------------

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999...............................................2

               Consolidated Statements of Operations for the Three
               and Six Months Ended June 30, 2000 and 1999.....................3

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2000 and 1999.............................4

               Notes to Consolidated Financial Statements......................5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings.............................................29

      Item 2.   Changes in Securities.........................................29

      Item 3.   Defaults Upon Senior Securities...............................29

      Item 4.   Submission of Matters to a Vote of Security Holders...........29

      Item 5.   Other Information.............................................29

      Item 6.   Exhibits and Reports on Form 8-K..............................29

SIGNATURES....................................................................30

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

PART I.     FINANCIAL INFORMATION



            [THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY.]

ITEM 1.     FINANCIAL STATEMENTS

              ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
              (in thousands, except share amounts and par value)

      ASSETS                                           June 30,     December 31,
      ------                                             2000           1999
                                                         ----           ----
                                                      (Unaudited)

Cash and cash equivalents                              $   3,345      $   8,148

Restricted cash and cash equivalents                       1,023          2,147

Contract receivables, net                                  1,248          2,048

Mortgages, notes and other receivables, net                5,242          7,926

Land and residential inventory                           125,665        121,116

Property, plant and equipment, net                        10,352         12,750

Other assets, net                                          3,412          8,817
                                                       ---------      ---------

Total assets                                           $ 150,287      $ 162,952
                                                       =========      =========

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

Accounts payable and accrued liabilities               $  20,343      $  19,386

Other liabilities                                         11,620          9,778

Notes and mortgages payable                              135,842        145,378
                                                       ---------      ---------

                                                         167,805        174,542
Commitments and Contingencies

Redeemable Preferred Stock
      Series A, 20%, $.01 par value, 2,500,000
      shares authorized; 2,500,000 shares issued
      and outstanding, having a liquidation
      preference of $43,829 and $39,754 as of June
      30, 2000 and December 31, 1999, respectively        42,826         38,310

      Series B, 20%, $.01 par value; 2,000,000
      shares authorized; 2,000,000 shares issued
      and outstanding, having a liquidation
      preference of $34,706 and $31,480 as of
      June 30, 2000 and December 31, 1999,
      respectively                                        34,031         30,531
                                                       ---------      ---------
                                                          76,857         68,841

Common stockholders' deficit
      Common stock, $.10 par value, 70,000,000
        shares authorized; 12,821,432 shares
        issued and outstanding as of June 30, 2000
        and December 31, 1999                              1,281          1,281
        1999

      Contributed capital                                 94,385        102,402

      Accumulated deficit                               (183,156)      (177,229)


      Accumulated other comprehensive loss                (6,746)        (6,746)

      Treasury stock, 439,191 shares, at cost               (139)          (139)
                                                       ---------      ---------

Total common stockholders' deficit                       (94,375)       (80,431)
                                                       ---------      ---------

Total liabilities and common stockholders' deficit     $ 150,287      $ 162,952
                                                       =========      =========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2000 and 1999
                      (in thousands, except per share data)
                                   (Unaudited)

                                         Three Months Ended        Six Months Ended
                                               June 30,                June 30,

Revenues:                                  2000        1999        2000        1999
                                           ----        ----        ----        ----
    Real estate sales:
      Homesite                           $ 10,219    $  9,993      16,870    $ 17,635
      Commercial                              283         911       3,185       6,229
                                         --------    --------    --------    --------
      Total real estate sales              10,502      10,904      20,055      23,864
    Other operating revenue                 1,415       1,081       4,047       3,340
    Interest income                           124         164         922       1,045
                                         --------    --------    --------    --------
      Total revenues                       12,041      12,149      25,024      28,249

Costs and expenses:

    Cost of real estate sales:
      Homesite                              9,240       8,360      15,029      15,247
      Commercial                              238         621       2,632       4,524
                                         --------    --------    --------    --------
      Total cost of real estate sales       9,478       8,981      17,661      19,771

    Inventory Valuation Reserve               900       3,424         900       3,424
    Selling expense                         1,587       1,702       3,343       3,535
    Operating expense                         499       1,463       1,397       1,840
    Real estate costs                       1,044       2,430       1,697       4,167
    General and administrative expense      1,513       3,372       2,225       7,025
    Cost of borrowing, net of amounts
      capitalized                           2,159         964       3,311       2,751

    Other expense                               -         217       1,135         407
                                         --------    --------    --------    --------
      Total costs and expenses             17,180      22,553      31,669      42,920
                                         --------    --------    --------    --------
Operating loss                             (5,139)    (10,404)     (6,645)    (14,671)

Other income (expense):
    Reorganization items                        -         146         710         685
                                         --------    --------    --------    --------
Total other income (expense)                    0         146         710         685
                                         --------    --------    --------    --------

Net loss income                            (5,139)    (10,258)     (5,935)    (13,986)

Less:
    Accrued preferred stock dividends       3,739       3,076       7,301       6,007
    Accretion of preferred stock to
       redemption amount                      358         347         714         691
    Modification of preferred stock
       security interest                        -           -           -       2,380
                                         --------    --------    --------    --------
                                            4,097       3,423       8,015       9,078
                                         --------    --------    --------    --------
Net loss applicable to common stock      $ (9,236)   $(13,681)   $(13,950)   $(23,064)
                                         ========    ========    ========    ========

Basic and diluted net loss per common
    share                                $   (.75)   $  (1.08)   $  (1.13)   $  (1.86)
                                         ========    ========    ========    ========
Weighted average common shares
    outstanding                            12,382      12,638      12,382      12,402
                                         ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                            (in thousands of dollars)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,

                                                            2000        1999
                                                            ----        ----
Cash flows from operating activities:
  Net loss                                                $ (5,935)   $(13,986)
  Adjustments to reconcile net loss to net cash (used
    in) provided by operating activities:
      Depreciation and amortization                            299       2,083
      Other expense (income)                                 1,138          (6)
      Inventory valuation reserves                             900           -
      Loss on sale of property, plant and equipment             (3)          -
      Other net changes in assets and liabilities:
        Restricted cash                                      1,124         345
        Receivables                                          3,382       7,603
        Land and residential inventory                      (2,811)     (6,119)
        Other assets                                         4,267      (4,323)
        Accounts payable and accrued liabilities             4,638        (917)
        Customer and other deposits                          1,644           -
        Other liabilities                                   (3,475)       (702)
                                                          --------    --------
            Net cash provided by (used in) operating
            activities                                       5,167     (16,022)
                                                          --------    --------

Cash flow from investing activities:
  Additions to property, plant and equipment, net             (434)       (784)
                                                          --------    --------
            Net cash used in investing activities             (434)       (784)
                                                          --------    --------

Cash flows from financing activities:
  Borrowings under credit agreements                        15,420      93,784
  Repayments under credit agreements                       (24,956)    (83,782)
                                                          --------    --------
            Net cash (used in) provided by financing
            activities                                      (9,536)     10,002
                                                          --------    --------

Decrease in cash and cash equivalents                       (4,803)     (6,804)
Cash and cash equivalents at beginning of period             8,148       9,413
                                                          --------    --------
Cash and cash equivalents at end of period                $  3,345    $  2,609
                                                          ========    ========

Supplemental cash flow information:
  Interest payments, net of amounts capitalized           $  1,026    $  3,086
                                                          ========    ========


See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

(1) The June 30, 2000 financial statements are unaudited and subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999"), as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2000 ("1999 Form 10-K"). Certain prior year amounts have been reclassified to conform with the fiscal year 2000 ("2000") presentation.

(2) Net income (loss) per share of common stock of the Company ("Common Stock") is computed by (a) deducting from net income (loss) all accrued preferred stock dividends, accretion of preferred stock to redemption amount and other preferred stock charges from net income (loss) to determine net income (loss) applicable to Common Stock and (b) then dividing net income (loss) applicable to Common Stock by the weighted average number of shares of Common Stock outstanding during the periods. The effect of any outstanding warrants and options to purchase Common Stock on the per share computation was anti-dilutive during the periods.

(3) The Company capitalizes interest primarily on land inventory being developed for sale which is subsequently charged to Cost of real estate sales when the related asset is sold. Capitalized interest was $3,934,000 and $10,339,000 for the three and six months ended June 30, 2000, respectively, and $6,043,000 and $10,197,000 for the three and six months ended June 30, 1999, respectively.

(4) Revenue from the sale of land is recognized when all the criteria for sales pursuant to SFAS 66, Accounting for Sales of Real Estate, have been met.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

(5) Redeemable preferred stock which includes the 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock), and the 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") consisted of the following at June 30, 2000, December 31, 1999, and June 30, 1999 (in thousands of dollars):

                                            June 30,   December 31,   June 30,
                                              2000         1999         1999
                                              ----         ----         ----

SERIES A PREFERRED STOCK:
Gross proceeds                              $ 25,000     $ 25,000     $ 25,000
Accrued dividends                             18,829       14,754       11,059
                                            --------     --------     --------
Liquidation Preference amount                 43,829       39,754       36,059
Less issue costs                              (3,104)      (3,104)      (3,104)
Less warrants purchased                         (300)        (300)        (300)
Plus accretion of preferred stock to
    redemption amount                          2,401        1,960        1,526
                                            --------     --------     --------
Total Series A Preferred Stock                42,826       38,310       34,181

SERIES B PREFERRED STOCK:
Private Placement June 24, 1997:
    Gross proceeds                            10,000       10,000       10,000
    Accrued dividends                          8,028        6,352        4,832
                                            --------     --------     --------
    Liquidation Preference amount             18,028       16,352       14,832
                                            --------     --------     --------
    Less issue costs                            (950)        (950)        (950)
    Less warrants purchased                     (120)        (120)        (120)
    Plus accretion of preferred stock to
        redemption amount                        770          634          500
                                            --------     --------     --------
                                              17,728       15,916       14,262

Rights Offering November 19, 1997:
    Gross proceeds                            10,000       10,000       10,000
    Accrued dividends                          6,678        5,128        3,721
                                            --------     --------     --------
    Liquidation Preference amount             16,678       15,128       13,721
    Less issue costs                            (950)        (950)        (950)
    Less warrants purchased                     (120)        (120)        (120)
    Plus accretion of preferred stock to
        redemption amount                        695          557          423
                                            --------     --------     --------
                                              16,303       14,615       13,074
                                            --------     --------     --------
Total Series B Preferred Stock                34,031       30,531       27,336
                                            --------     --------     --------
Total Redeemable Preferred Stock            $ 76,857     $ 68,841     $ 61,517
                                            ========     ========     ========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

(6) During the six months ended June 30, 2000 and 1999, comprehensive loss consisted only of the net losses for those periods.

(7)   Segment Reporting

      SIX MONTHS ENDED JUNE 30, 2000:

                                           Luxury/    Non-Luxury/
                                           Resort       Resort      Predecessor
                                         Operations   Operations       Assets       Other        Total
                                         ---------------------------------------------------------------
Total Revenues                            $ 11,152     $  6,004      $  2,899     $  4,969     $ 25,024
                                          ========     ========      ========     ========     ========

Gross Margin                              $  1,979     $    184      $    231        $   -     $  2,394
                                          ========     ========      ========     ========

Inventory valuation reserve                      -         (900)            -            -         (900)

Joint Venture valuation reserve                  -       (1,138)            -            -       (1,138)
                                          --------     --------      --------     --------     --------
                                             1,979       (1,854)          231            -          356

Unallocated revenues (expenses), net                                                             (6,291)
                                                                                               --------

Net Loss                                                                                       $ (5,935)
                                                                                               ========

      SIX MONTHS ENDED JUNE 30, 1999:

                                           Luxury/    Non-Luxury/
                                           Resort       Resort      Predecessor
                                         Operations   Operations       Assets       Other        Total
                                         ---------------------------------------------------------------
Total Revenues                            $  4,862     $ 14,986      $  4,016     $  4,385     $ 28,249
                                          ========     ========      ========     ========     ========

Gross Margin                              $    998     $  2,339      $    756       $    -     $  4,093
                                          ========     ========      ========     ========

Unallocated revenues (expenses), net                                                            (18,079)
                                                                                               --------

Net Loss                                                                                       $(13,986)
                                                                                               ========

(8) The Company is currently in default under project indebtedness for the Chenoa Project. Management of the Company is in negotiations with its lenders to address such defaults.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CURRENT BUSINESS

      The Company is a Florida-based, planned community development and asset management company. The Company's business consists of:

      - Luxury/Resort Operations, consisting of the acquisition, development and sale of real estate projects ("Luxury/Resort Projects") in which the Company engages in one or more of the following activities:
            Homesite development, construction of Vertical Residential Units (i.e., single family housing, condominiums and timeshare units), and construction and operation of equity golf clubs and other amenities ("Amenities"). The Company has two existing Luxury/Resort Projects, one located in Florida (the West Bay Club Project) and another located in Colorado (the Chenoa Project) ("Luxury/Resort Markets").

      -     Other Operations, consisting principally of:

            -- Non-Luxury/Resort Operations, formerly referred to as Primary Market Operations, consisting of the development and sale of existing real estate projects containing residential Homesite components such as single-family lots, multi-family lots/units and residential tract sales ("Homesites") and/or non-residential components such as commercial, industrial, office and institutional ("Commercial Development") in primary markets in Florida ("Primary Markets"). The Company has one existing Non-Luxury/Resort Operation, located in the Orlando area (the Saxon Woods Project).

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

      See ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - PROJECTS SOLD IN 1999 AND 2000 for a brief description of the Projects sold during the past 19 months.

CORE BUSINESS

      GENERAL. The Company's Core Business consists of two principal business lines:

      -     Development and sale of Luxury/Resort Projects; and

      - Other Operations, principally including the sale of Non-Luxury/Resort Projects and Receivables Portfolio Management.

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

            REMAINING UNSOLD LOTS/UNITS/ACRES IN THE LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Luxury Resort Projects, by Project, as of June 30, 2000:

                                                       Lots/Units/Acres at June 30, 2000 (1)
                              ----------------------------------------------------------------------------------------
                                 Homesites                 Vertical Residential Units                  Commercial
                               Single Family   Single Family    Multi-Family     Timeshare Cabins     Development
                              Total   Total   Total   Total    Total     Total    Total    Total     Total     Total
                               Lots  Entitled Units  Entitled  Units   Entitled   Units   Entitled   Acres    Entitled
                              ----------------------------------------------------------------------------------------
OWNED PROPERTIES
----------------
West Bay Club................    167     167      54       54      401       401        -       -          5       5
Chenoa.......................    412       -       -        -       41         -       75       -          5       -
                              ----------------------------------------------------------------------------------------
Owned Properties.............    579     167      54       54      442       401       75       -         10       5
                              ----------------------------------------------------------------------------------------

(1) Varying by Project, unsold units are developed, under development or to be developed in the future.

      OTHER OPERATIONS.

            NON-LUXURY/RESORT PROJECTS. The Company is engaged in the sale of Non-Luxury/Resort Projects in Florida. The Company defines a Non-Luxury/Resort Market as a geographic market in which more than 5,000 single family home construction permits are issued annually.

            REMAINING UNSOLD LOTS/UNITS IN THE NON-LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units at the Company's Non-Luxury Resort Projects, by Project, as of June 30, 2000:

                                       LOTS/UNITS AT JUNE 30, 2000 (1)
                                       -------------------------------
                                          Single Family
                                              Total          Total
                                              Lots         Entitled
                                       -------------------------------
  OWNED PROPERTIES

  Saxon Woods .....................            348            348
  West Meadows (2).................            545            545
                                       -------------------------------
  Total All Properties.............            893            893
                                       ===============================

(1) Varying by Project, unsold units are developed, under development or to be developed in the future.

(2) This project was replatted to include an additional 79 lots, prior to its sale in July 2000.

            RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "Contract Receivables") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "Mortgage Receivables," which, together with the Contract Receivables, are collectively referred to as the "Receivables Portfolio"). As of June 30, 2000 and December 31, 1999, the portfolio of Contract Receivables had a net book value of $1.2 million and $2.0 million, respectively. As of June 30, 2000 and December 31, 1999, the portfolio of Mortgage Receivables had a net book value of $3.2 million and $6.2 million, respectively.

PREDECESSOR ASSETS

      The following table summarizes the Company's Predecessor Homesite Inventory by secondary market area as of June 30, 2000:

                         PREDECESSOR HOMESITE INVENTORY
                                 (IN HOMESITES)

                                     Other                                    Total
                        Standard   Developed   Buildable        Other      Predecessor
Market Area             Buildable   Lots (1)  Reserved (2)  Restricted (3)  Homesites
                      ------------------------------------------------------------------
North Port                  3,246          9           68             128        3,451
Port Charlotte              1,780         74          116             134        2,104
Port St. Lucie                352         24           64              48          488
Port Malabar                   41          1        1,755           1,550        3,347
Port Labelle                  740          -           32           1,054        1,826
Silver Springs Shores         519         79         2044             274        2,916
Cumberland Cove                 2          -            -               1            3
Other                          22          -            -               2           24
                      ------------------------------------------------------------------
Total                       6,702        187        4,079           3,191       14,159
                      ------------------------------------------------------------------

      (1)   Includes commercial/industrial and other premium lots.

      (2)   Includes 3,795 lots held for Utility Reserves.

      (3) Represents Predecessor Homesites which may not be buildable due to lack of utility availability or engineering or title issues, and may only be sold under certain conditions. The Company's inventory of Predecessor Homesites that is not buildable has declined and is expected to decline further as currently non-buildable Predecessor Homesites become buildable. These Predecessor Homesites become buildable as the communities in which these lots are located grow and extend utility services to these lots and the Company satisfies title or engineering issues with respect to these lots. The Company's plans are to continue to take the appropriate actions to convert these lots to buildable Predecessor Homesites consistent with market demand and to monetize these assets and repay debt.

   The following table summarizes the Company's Predecessor Commercial Development Inventory by secondary market area as of June 30, 2000:

                 PREDECESSOR COMMERCIAL DEVELOPMENT INVENTORY

                                                       Total
                 Market Area                           Acres
                 ----------------------             -----------

                 North Port                                237
                 Port Charlotte                            843
                 Port St. Lucie                            218
                 Port Malabar                              600
                 Port Labelle                              215
                 Silver Springs Shores                      31
                 Cumberland Cove                           685
                 Other                                      39
                                                    -----------
                 Total                                   2,868
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

RESULTS OF OPERATIONS

      COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      The Company's results of operations for the six months ended June 30, 2000 and 1999, respectively, are summarized below:

                  COMBINING RESULTS OF REAL ESTATE OPERATIONS
                         Six Months Ended June 30, 2000
                                (in thousands)

                                                               Non-
                                                Luxury/      Luxury/
                                                 Resort       Resort    Predecessor
                                               Operations   Operations     Assets       Total
                                              ---------------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................     $  9,099     $  6,004     $  1,767     $ 16,870
      Commercial ..........................        2,053            -        1,132        3,185
                                              ---------------------------------------------------
   Total real estate sales ................       11,152        6,004        2,899       20,055
Costs and expenses:
   Cost of real estate sales
      Homesite ............................        7,566        5,820        1,643       15,029
      Commercial ..........................        1,607            -        1,025        2,632
                                              ---------------------------------------------------
Total cost of real estate sales ...........        9,173        5,820        2,668       17,661
                                              ---------------------------------------------------

Gross margin real estate sales ............     $  1,979     $    184     $    231     $  2,394
                                              ===================================================

Results of Joint Venture Operations(1).....     $      -     $ (1,138)    $      -     $ (1,138)
                                              ===================================================

(1)   Included in "other expense" in the Consolidated Statements of Operations.

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS
                         Six Months Ended June 30, 1999
                                 (in thousands)

                                                                Non-
                                                 Luxury/      Luxury/
                                                  Resort       Resort    Predecessor
                                                Operations   Operations     Assets       Total
                                               ---------------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................     $  4,862      $ 10,486      $  2,287     $ 17,635
      Commercial ..........................            -         4,500         1,729        6,229
   Total real estate sales ................        4,862        14,986         4,016       23,864
Costs and expenses:
   Cost of real estate sales
      Homesite ............................        3,864         9,406         1,977       15,247
      Commercial ..........................            -         3,241         1,283        4,524
                                               ---------------------------------------------------
Total cost of real estate sales ...........        3,864        12,647         3,260       19,771
                                               ---------------------------------------------------

Gross margin real estate sales ............     $    998      $  2,339      $    756     $  4,093
                                               ===================================================

Results of Joint Venture Operations(1).....     $   (373)     $    (34)     $      -     $   (407)
                                               ===================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.


      OVERVIEW. The Company reported a net loss applicable to Common Stock of $13.9 million in the first six months of 2000, compared to a net loss of $23.1 million applicable to Common Stock in the first six months of 1999. The decrease in net loss of $9.2 million was due primarily to (1) a $4.7 million decrease in general and administrative expenses, (2) a $1.1 million decrease in total preferred stock charges, (3) a $2.5 million decrease in real estate costs (4) a $3.9 decrease in other operating cost, partially offset by (5) a $1.1 million reserve charge reducing the carrying value of the Falcon Trace Joint Venture Project and (6) a $1.7 million decrease in sales gross margin.

      LUXURY/RESORT OPERATIONS.

            HOMESITES. Revenues from Homesite sales increased by $4.2 million to $9.1 million in the first six months of 2000, compared to $4.9 million in the first six months of 1999. The $4.2 million increase was due primarily to the increase in marketing and public awareness for the West Bay Club Project. Homesite sales began at the West Bay Club Project during the first six months of 1999. The Homesite sales gross margin percentage was 16.8% in the first six months of 2000 compared to 20.5% in the first six months of 1999. The 3.7% decrease in Homesite sales gross margin was due primarily to the increase in unit production cost at the West Bay Club Project.

      As of June 30, 2000, the Company had under contract 168 Homesites for $11.3 million in the West Bay Club Project. As of December 31, 1999 and June 30, 1999, the Company had under contract 156 and 182 Homesites for $8.3 million and $9.8 million, respectively, in the West Bay Club Project.

            COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were $2.1 million in the first six months of 2000, compared to $0 in the first six months of 1999. The $2.1 million increase was primarily due to the sale to Albertson's at the West Bay Project during the first six months of 2000. The Commercial Development sales gross margin percentage was 21.7% in the first six months of 2000.

            JOINT VENTURES. Results of Joint Ventures in the first six months of 2000 were $0, compared to a net loss of $373,000 for the first six months of 1999. The $373,000 decrease in Joint Venture net loss was due to the sale of the Jupiter Ocean Grande Project during 1999.

      NON-LUXURY/RESORT OPERATIONS.

            HOMESITES. Revenues from Homesite sales decreased by $4.5 million to $6.0 million in the first six months of 2000, compared to $10.5 million in the first six months of 1999. The $4.5 million decrease was due primarily to a declining inventory balance in 2000 as compared to 1999. Total inventory decreased significantly from the final sale of The Trails of West Frisco Project in December 1999. The Homesite sales gross margin decreased by 7.2% to 3.1% in the first six months of 2000, compared to 10.3% in the first six months of 1999. The 7.2% decrease in Homesite sales gross margin was due primarily to a decline in the gross margins associated with the Lakeside Estates and West Meadows Project. The higher than expected development costs resulted in a break-even margin for Lakeside Estates final sell out and a 4.5% margin for the West Meadows project.

      As of June 30, 2000, the Company had under contract 545 Homesites for $5.9 million in the West Meadows Project. As of December 31, 1999, the Company had under contract 72 Homesites for $3.2 million in the Lakeside Estates, the Saxon Woods and the West Meadows Projects. And, as of June 30, 1999, the Company had under contract 770 Homesites for $24.4 million in the Lakeside Estates, the Saxon Woods, the West Meadows and The Trails of West Frisco Projects.

      As of June 30, 2000, the Company was party to a contract to sell its West Meadows project. The closing of the sale is scheduled to occur during the third quarter of 2000. See ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - PROJECTS SOLD IN 1999 AND 2000 for further details on the sale and pending sale of the Lakeside Estates and West Meadows projects.

            COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were $0 in the first six months of 2000, compared to $4.5 million in the first six months of 1999. The $4.5 million decrease in revenues from Commercial Development was due to the lack of inventory for sale. In January 1999, the Company sold the remaining 26 acres of Non-Luxury/Resort property, located at the West Meadows Project, for $4.5 million.

            JOINT VENTURES. Loss from Joint Ventures in the first six months of 2000 were $1.1 million, compared to a net loss of $34,000 for the first six months of 1999. The $1.1 million additional loss on JV Projects was primarily due to an investment valuation reserve charge related to the Falcon Trace JV Project. In March 2000, the Company sold the Falcon Trace JV Project for approximately $6.4 million. No gain or loss was realized on the sale.

      As of June 30, 2000, the Company's JV projects had no remaining homesites under contract or available for sale. As of December 31, 1999 and June 30, 1999, the Company's JV Projects had six and 595 Homesites under contract for approximately $282,000 and $28.1 million, respectively, in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

      PREDECESSOR ASSETS.

            PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales decreased by $520,000 to $1.8 million in the first six months of 2000, compared to $2.3 million in the first six months of 1999. The $520,000 decrease was due primarily to the elimination of sales staff responsible for the sale of Predecessor Homesites during the first six months of 2000, compared to the first six months of 1999. The Predecessor Homesite sales gross margin percentage decreased by 6.6% to 7.0% in the first six months of 2000, compared to 13.6% in the first six months of 1999. The 6.6% decrease in Predecessor Homesite sales gross margin is due primarily to a decrease in the average sales price.

      As of June 30, 2000, the Company had under contract approximately 752 Predecessor Homesites for $895,000. As of December 31, 1999 and June 30, 1999, the Company had under contract 1,103 and 137 Predecessor Homesites for $1.6 million and $614,000, respectively.

            PREDECESSOR TRACTS. Revenues from Predecessor Tract sales of $1.1 million in the first six months of 2000 were comparable to $1.7 in the first six months of 1999. A comparable number of Predecessor Tracts were sold in the first half of 2000, compared to the first half of 1999. The Predecessor Tract sales gross margin percentage decreased by 16.3% to 9.5% in the first six months of 2000, compared to 25.8% in the first six months of 1999. The 16.3% decrease in Predecessor Tracts sales gross margin was consistent with the Company's accelerated plan of disposal of its Predecessor Assets.

            As of June 30, 2000, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $276,000. As of December 31, 1999 and June 30, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.3 million and $1.8 million, respectively.

      OTHER RESULTS OF OPERATIONS.

            OTHER OPERATING REVENUE. Other operating revenue increased by $600,000 to $5.0 million in the first six months of 2000, compared to $4.4 million in the first six months of 1999. The $1.0 million increase was primarily due to (1) $1.6 million received from the sale of land, previously recorded in lieu of payment for a loan receivable, (2) a $1.2 million increase in commission income received from the various property sales offices and (3) a $547,000 increase in resort revenue related to the West Bay Club Project, partially offset by (4) a $1.9 million decrease in management fee revenue related to the Country Lakes and Sunset Lakes Joint Venture Projects sold in 1999 and (5) a $790,000 decrease in environmental service revenue related to the sale of Environmental Quality, Inc., a wholly-owned subsidiary of the Company ("EQ Lab"), in 1999.

            INVENTORY VALUATION RESERVE. Inventory Valuation Reserve Expense decreased by $2.5 million to $900,000 in the first six months of 2000, compared to $3.4 million in the first six months of 1999. The $2.5 million decrease was primarily due to (1) an additional reserve of $900,000 recorded in 2000 for the West Meadows Project offset by (2) the Crestwood Project valuation of $3.4 million recorded in 1999.

            SELLING EXPENSE. Selling Expense of $3.3 million for the first six months of 2000 was comparable to $3.5 million for the first six months of 1999.

            OPERATING EXPENSE. Operating expense decreased by $3.9 million to $1.4 million in the first six months of 2000, compared to $5.3 in the first six months of 1999. The $3.9 million decreased was primarily due to (1) a $3.5 million decrease in due diligence work related to Crestwood Lakes and other acquisitions expensed in 1999 (2) an $840,000 decrease due to the sale of EQ Lab in 1999 partially offset by (3) a $456,000 decrease due to the growth in Amenities at the West Bay Club Project, which is directly related to an increase in club memberships.

            REAL ESTATE COSTS. Real estate costs decreased by $2.5 million to $1.7 million in the first six months of 2000, compared to $4.2 million in the first six months of 1999. The $2.5 million decrease was due primarily to the combined savings of salaries, property taxes and other administrative expenses, which resulted from the bulk sales of selected Predecessor Assets in 1999.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $4.8 million to $2.2 in the first six months of 2000, compared to $7.0 million in the first six months of 1999. The $4.8 million decrease was due primarily to the combined savings in corporate salaries, outside services, occupancy costs, utilities and other administrative expenses, which resulted from the corporate restructuring plan adopted in late 1999.

            COST OF BORROWING, NET OF AMOUNTS CAPITALIZED. Cost of borrowing, net of amounts capitalized, increased by $560,000 to $3.3 million in the first six months of 2000, compared to $2.8 million in the first six months of 1999. The $560,000 increase was due primarily to an increase in corporate interest expensed rather than capitalized in 2000. Corporate debt decreased from $66.0 million as of December 31, 1998 to $49.8 million as of December 31, 1999 and to $39.3 million as of June 30, 2000.

            OTHER EXPENSE. Other expense increased by $728,000 to $1.1 million in the first six months of 2000, compared to $407,000 in the first six months of 1999. The $728,000 increase was primarily due to a valuation allowance recorded for the Falcon Trace JV Project, based upon a review of fair values. Inventory reserve charges represent a reduction in the carrying value of the Company's inventory based upon a review of the fair values.

            OTHER INCOME. Other income of $710,000 in the first six months of 2000, was comparable to $685,000 in the first six months of 1999.

            PREFERRED STOCK CHARGES. During the first six months of 2000, the Company recorded a $7.3 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated, but unpaid, as of June 30, 2000. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $715,000 of the value of its Preferred Stock to the redemption amount in the first six months of 2000. The total of $8.0 million of preferred stock charges was charged to contributed capital in the accompanying June 30, 2000 consolidated balance sheet.

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

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

      The Company's results of operations for the three months ended June 30, 2000 and 1999, respectively, are summarized below:

                  COMBINING RESULTS OF REAL ESTATE OPERATIONS
                        Three Months Ended June 30, 2000
                                (in thousands)

                                                                Non-
                                                 Luxury/      Luxury/
                                                  Resort       Resort    Predecessor
                                                Operations   Operations     Assets       Total
                                               ---------------------------------------------------
Revenues:
   Real estate sales
      Homesite ............................      $ 5,113       $ 3,837     $ 1,269      $10,219
      Commercial ..........................            -             -         283          283
                                               ---------------------------------------------------
   Total real estate sales ................        5,113         3,837       1,552       10,502

Costs and expenses:
   Cost of real estate sales
      Homesite ............................        4,357         3,691       1,192        9,240
      Commercial ..........................           (1)            -         239          238
                                               ---------------------------------------------------

Total cost of real estate sales ...........        4,356         3,691       1,431        9,478

Gross margin real estate sales ............      $   757       $   146     $   121      $ 1,024
                                               ===================================================

Results of Joint Venture Operations(1).....      $     -       $     -     $     -      $     -
                                               ===================================================

(1)   Included in "other expense" in the Consolidated Statements of Operations.

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS
                        Three Months Ended June 30, 1999
                                 (in thousands)

                                                                Non-
                                                 Luxury/      Luxury/
                                                  Resort       Resort    Predecessor
                                                Operations   Operations     Assets       Total
                                               ---------------------------------------------------
Revenues:
   Real estate sales
      Homesite .............................    $  3,113      $  5,662     $  1,218     $  9,993
      Commercial ...........................           -             -          911          911
                                               ---------------------------------------------------
   Total real estate sales .................       3,113         5,662        2,129       10,904
Costs and expenses:
   Cost of real estate sales
      Homesite .............................       2,423         4,962          975        8,360
      Commercial ...........................           -             2          619          621
                                               ---------------------------------------------------
Total cost of real estate sales ............       2,423         4,964        1,594        8,981

Gross margin real estate sales .............    $    690      $    698     $    535     $  1,923
                                               ===================================================

Results of Joint Venture Operations(1)......    $   (258)     $     41        $   -     $   (217)
                                               ===================================================

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.

      OVERVIEW. The Company reported a net loss applicable to Common Stock of $9.2 million in the second quarter of 2000, compared to a net loss of $13.7 million applicable to Common Stock in the second quarter of 1999. The decrease in net loss of $4.5 million was due primarily to (1) a $2.5 million decrease in charges to inventory valuation reserve, (2) a $1.9 million decrease in general and administrative expenses, (3) a $1.4 million decrease in real estate costs and (4) a $1.0 million decrease in operating expenses, partially offset by (5) a $1.2 million increase in the cost of borrowing net of capitalized cost and (6) a $899,000 decrease in sales gross margin.

            LUXURY/RESORT OPERATIONS.

            HOMESITES. Revenues from Homesite sales increased by $2.0 million to $5.1 million in the second quarter of 2000, compared to $3.1 million in the second quarter of 1999. The $2.0 million increase was due primarily to the increase in marketing and public awareness for the West Bay Club Project. The Homesite sales gross margin percentage was 14.8% in the second quarter of 2000 compared to 22.2% in the second quarter of 1999. The 7.4% decrease in Homesite sales gross margin was due primarily to the increase in cost per unit at the West Bay Club Project.

            COMMERCIAL DEVELOPMENT. There were no revenues from Commercial Development in the second quarter of 2000, or in the second quarter of 1999.

            JOINT VENTURES. Results of Joint Ventures in the second quarter of 2000 were $0, compared to a net loss of $115,000 for the second quarter of 1999. The $115,000 decrease in Joint Venture net loss was due to the sale of the Jupiter Ocean Grande Project during 1999.

      NON-LUXURY/RESORT OPERATIONS.

            HOMESITES. Revenues from Homesite sales decreased by $1.9 million to $3.8 million in the second quarter of 2000, compared to $5.7 million in the second quarter of 1999. The $1.9 million decrease was due primarily to a declining inventory balance in 2000 as compared to 1999. Total inventory decreased significantly from the final sale of The Trails of West Frisco Project in December 1999 and the final sale of the Lakeside Estates Project in April 2000. The Homesite sales gross margin decreased by 8.5% to 3.8% in the second quarter of 2000, compared to 12.3% in the second quarter of 1999. The 8.5% decrease in Homesite sales gross margin was consistent with the planned reduction of inventory in both the Lakeside Estates Project and West Meadows Project.

            COMMERCIAL DEVELOPMENT. There were no revenues from Commercial Development in the second quarter of 2000, or in the second quarter of 1999.

            JOINT VENTURES. There was no Joint Venture income or loss recorded in the second quarter of 2000. A $258,000 loss in the second quarter of 1999 was due primarily to start-up marketing expenses associated with the Jupiter Ocean Grande project.

      PREDECESSOR ASSETS.

            PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales of $1.3 million in the second quarter of 2000 increased marginally as compared to $1.2 million in the second quarter of 1999. The Predecessor Homesite sales gross margin percentage decreased by approximately 13.9% to 6.1% in the second quarter of 2000, compared to 20.0% in the second quarter of 1999. The 13.9% decrease in Predecessor Homesite sales gross margin is consistent with the Company's accelerated plan of disposal of its Predecessor Assets.

            PREDECESSOR TRACTS. Revenues from Predecessor Tract sales were $283,000 in the second quarter of 2000, compared to $911,000 in the second quarter of 1999. The Predecessor Tract sales gross margin percentage decreased by 16.6% to 15.5% in the second quarter of 2000, compared to 32.1% in the second quarter of 1999. The 16.6% decrease in Predecessor Tracts sales gross margin was consistent with the Company's accelerated plan of disposal of its Predecessor Assets.

            As of June 30, 2000, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $278,000. As of December 31, 1999 and June 30, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.3 million and $15.5 million, respectively.

      OTHER RESULTS OF OPERATIONS.

            OTHER OPERATING REVENUE. Other operating revenue increased by $294,000 to $1.5 million in the second quarter of 2000, compared to $1.2 million in the second quarter of 1999. The $334,000 increase was primarily due to (1) a $642,000 increase in commission income received from the various property sales offices and (2) a $116,000 increase in resort revenue related to the West Bay Club Project, partially offset by (3) a $429,000 decrease in environmental service revenue as a result of the sale of EQ Lab in 1999 and (4) a 40,000 decrease in interest income related to a reduced receivables balance.

            INVENTORY VALUATION RESERVE. Inventory Valuation Reserve Expense decreased by $2.5 million to $900,000 in the second quarter of 2000, compared to $3.4 million in the second quarter of 1999. The $2.5 million decrease was primarily due to (1) an additional reserve of $900,000 recorded in 2000 for the West Meadows Project offset by (2) the Crestwood Project valuation of $3.4 million recorded in 1999.

            SELLING EXPENSE. Selling Expense of $1.6 million for the second quarter of 2000 was comparable to $1.7 million for the second quarter of 1999.

            OPERATING EXPENSE. Operating expense decreased by $976,000 to $487,000 in the second quarter of 2000, compared to $1,463,000 in the second quarter of 1999. The $976,000 decrease was primarily due to a $456,000 decrease in operation expenses as a result of the sale of EQ Lab in 1999.

            REAL ESTATE COSTS. Real estate costs decreased by $1.4 million to $1.0 million in the second quarter of 2000, compared to $2.4 million in the second quarter of 1999. The $1.4 million decrease was due primarily to the combined savings of salaries, property taxes and other administrative expenses, which resulted from the bulk sales of Predecessor Assets in 1999.

            GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $1.9 million to $1.5 million in the second quarter of 2000, compared to $3.4 million in the second quarter of 1999. The $1.9 million decrease was due primarily to the combined savings in corporate salaries, outside services, occupancy costs, utilities and other administrative expenses, which resulted from the corporate restructuring plan adopted in late 1999.

            COST OF BORROWING, NET OF AMOUNTS CAPITALIZED. Cost of borrowing, net of amounts capitalized, increased by $1.2 million to $2.1 in the second quarter of 2000, compared to $964,000 in the second quarter of 1999. The $1.2 million increase was due primarily to a $1.8 million decrease in corporate interest capitalized to active development projects, partially offset by a $423,000 decrease in corporate cost of borrowing, and a $100,000 decrease in non-capitalized project debt. Corporate debt decreased from $66.0 million as of December 31, 1998 to $49.8 million as of December 31, 1999 and to $39.3 million as of June 30, 2000.

            OTHER EXPENSE. Other expense decreased by $217,000 to zero in the second quarter of 2000, compared to $217,000 in the second quarter of 1999. The $217,000 decrease was primarily due to operating losses resulting from JV Projects that were sold in 1999.

            OTHER INCOME. Other income decreased by $146,000 to zero in the second quarter of 2000, compared to $146,000 in the second quarter of 1999. The $146,000 decrease was primarily due to a $266,000 utility trust payout in 1999 and partially offset by a $135,000 environmental reserve expense.

            PREFERRED STOCK CHARGES. During the second quarter of 2000, the Company recorded a $3.7 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated, but unpaid, as of June 30, 2000. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $358,000 of the value of its Preferred Stock to the redemption amount in the second quarter of 1999. THE TOTAL OF $4.1 MILLION OF PREFERRED STOCK CHARGES WAS CHARGED TO CONTRIBUTED CAPITAL DURING THE SECOND QUARTER OF 2000.

LIQUIDITY AND CAPITAL RESOURCES

      THE COMPANY'S FINANCIAL STRATEGY IS TO GENERATE SUFFICIENT FUNDS FROM THE SALE OF NON-LUXURY/RESORT PROJECTS AND PREDECESSOR ASSETS TO RETIRE ANY REMAINING CORPORATE DEBT AND TO REDEEM ANY OUTSTANDING PREFERRED STOCK. IF THE COMPANY'S FINANCIAL STRATEGY DOES NOT GENERATE SUFFICIENT FUNDS TO RETIRE CORPORATE DEBT, REDEEM OUTSTANDING PREFERRED STOCK AND PROVIDE SUFFICIENT OPERATING CASH FLOW, THE COMPANY WILL NEED TO CONSIDER OTHER ALTERNATIVES, INCLUDING BUT NOT LIMITED TO, A CAPITAL OR DEBT RESTRUCTURING AND/OR A FEDERAL BANKRUPTCY FILING.

      GENERAL. As of June 30, 2000, the Company's (1) cash and cash equivalents totaled $3.3 million and (2) restricted cash and cash equivalents totaled $1.0 million, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and
(c) various other escrow accounts. Of the $4.8 decrease in cash and cash equivalents during the first six months of 2000, (i) $5.2 million was provided by operating activities, offset by (ii) $434,000 used in investing activities and (iii) $9.5 million used in financing activities.

      Cash provided by operating activities included (1) $3.4 million from mortgage and land contracts receivable payments, (2) $3.6 from final sales of the Falcon Trace Joint Venture Project, (3) $10.4 million from the sale of Predecessor Assets and other land (4) $4.4 million in other operating revenues and (5) $709,000 in other income from utility escrow reserves, partially offset by (6) $1.4 million in other operating expenses (7) $6.4 million for construction and development expenditures, (8)

$2.9 million for interest payments (9) $1.8 million for corporate overhead (10) $1.7 million in indirect selling expense (11) $1.0 million in other real-estate overhead expense (12) $1.0 million for property tax payments (13) $375,000 for the Panther Creek Joint Venture settlement and (14) $165,000 in severance payments.

      Cash used in investing activities consisted of $434,000 of property, plant and equipment additions primarily in the West Bay Project.

      Cash used in financing activities consisted primarily of principal reductions of $24.9 million partially offset by net borrowings of $15.4 million under various Project credit facilities. Principal reductions of $24.9 million included $10.5 million used to payoff the Revolving Loan Facility balance and $14.4 million used to payoff various project loans, as projects units were sold.

      OTHER MATERIAL OBLIGATIONS COMING DUE IN 2000. In addition to the $3.5 million due at the expiration of the Revolving Loan Facility on August 1, 2000 (see the discussion below), Atlantic Gulf's other material obligations coming due in 2000 include Project-specific debt which comes due as units in or a Project are/is sold. The Company's 2000 business plan contemplates $12 million of expenditures for development, construction and other capital improvements, a substantial portion of which will be funded through individual Project development loans or joint venture arrangements, many of which are already in place. If the Company is unable to obtain the capital resources to fund these obligations and expenditures, the implementation of the Company's business plan will be adversely affected, slowing the Company's anticipated revenue growth and increasing the time necessary to achieve profitability. However, management believes that the Company, through a combination of sources, will be able to obtain the funds necessary to continue to implement its business plan and, at the same time, satisfy its debt obligations as they become due.

      CHENOA PROJECT FINANCING. Chenoa, formerly known as Aspen Springs Ranch, is the Company's 5,906-acre Luxury Resort Project located in the Roaring Fork Valley of Colorado. The Company was unable to obtain approval of its pending amendment to the existing PUD for the project (the "PUD Approval") within the time limits set forth in its development loan agreement. The senior lender notified the Company that it was in default under the terms of its agreement and ceased funding. Neither the senior lender nor the mezzanine lender have pursued any default remedies to date. The Company continues to pursue the PUD Approval, and the Company is funding Project costs out of cash flow and other Company funds.

      LOAN DEFAULTS. Atlantic Gulf is currently in default under project indebtedness for its Chenoa Project. Senior management is in negotiations with its lenders to address these defaults.

      The Company's Revolving Loan Facility matured on August 1, 2000. The outstanding principal balance under the facility on that date was $3.5 million. The Company negotiated an extension of the facility until August 18, 2000. Since August 1, 2000, the Company has paid down an additional $1.5 million of principal under the facility, leaving an outstanding principal balance due of $2.0 million. The Company anticipates that it will close the sale of certain assets before August 18, 2000, and will use a portion of the proceeds from such sale to pay the remaining balance due under the Revolving Loan Facility. If the Company is unable to close such sale before that date, it intends to seek another extension of time from the lenders. There can be no assurance that the Company will be unable to obtain such extension, If it cannot, the failure to repay the remaining balance due thereunder will constitute an event of default under the Revolving Loan Facility.

      The Company is currently discussing a debt restructuring arrangement with the lenders under the Term Loan.

PROJECTS SOLD IN 1999 AND 2000

      In the past 18 months the Company has sold the following Projects:

      o In March 1999, the Company sold its joint venture interest in the 1,040 remaining units in its Country Lakes Project, a Non-Luxury/Resort Project, for $500,000, recognizing a gain of approximately $219,000. The Company received a prepayment of its management fee in exchange for the continued management of the Project until the joint venture engaged another manager in July 1999.

      o In September 1999, the Company sold the remaining two acres of its Riverwalk Tower Project, a wholly-owned Luxury/Resort Project, for $8.0 million

      o In November 1999, the Company sold the remaining 1,146 lots and other assets in the Sunset Lakes Project, a jointly owned Non-Luxury/Resort Project, for $46.3 million. The Company's share of the sale proceeds was $30.1 million.

      o In November 1999, the Company decided not to acquire Rayland, a proposed Non-Luxury/Resort Project located near Jacksonville, Florida. The Company expensed $1.5 million in design and engineering costs previously incurred with respect to this Project.

      o In December, 1999, the Company sold its JV interest in the 1,093 acre Orlando Naval Training Center, a Non-Luxury/Resort Project, to its joint venture partner. The sales price of $1.0 million, together with unreturned capital of $473,000 were conveyed in the form of a non-interest bearing promissory note, which note is contingent on the release of the joint venture from a lawsuit seeking performance under a development agreement with the City of Orlando, Florida.

      o In December, 1999, the Company sold the remaining 1,298 lots in its Trails of West Frisco Project, a wholly owned Non-Luxury/Resort Project, for $14.6 million.

      o In December 1999, the Company relinquished its 40.0% joint venture interest in the Cary Glen Project, a Non-Luxury/Resort Project, as part of a legal settlement with Panther Creek-Raleigh Limited Partnership; Atlantic Gulf also paid $375,000 as part of the settlement.

      o In December 1999, the Company assigned its contract to purchase the Harbor Bay Project, a controlled Non-Luxury/Resort Project, plus an adjacent parcel, for $4.8 million plus reimbursement of its earnest money deposits and certain costs. The contract assignment also included the assignment of the Company's rights to purchase an adjacent 350 acres, a contract to purchase land for a planned golf course and a two-year option to purchase golf course lots.

      o  In December 1999, the Company sold EQ Lab for $310,000.

      o During 1999, the Company sold its joint venture interest in the 154 remaining units of its Jupiter Ocean Grande Project, a Non-Luxury/Resort Project, for approximately $1.0 million, resulting in a loss of approximately $3.8 million.

      o During 1999, the Company completed the entitlements for Grand Oaks, a proposed Non-Luxury/Resort Project, but was unable to close on its purchase in May 1999, due to funding problems. The seller was unwilling to extend the contract to allow for alternative financing and retained the company's $1.4 million in earnest money deposits and extension fees.

      o During 1999, the Company commenced and pursued modifications to certain land use approvals required to develop the Baxter/Martinez Project, a controlled Non-Luxury/Resort Project for 1,400 residential units. In 1998, the Company entered into agreements with two separate sellers to purchase approximately 232 acres (the Baxter property) for $2.3 million and to purchase an additional adjacent 181 acres (the Martinez property) for $1.6 million, with closings scheduled for the first half of 2000. The Company began negotiating to assign its rights to purchase both properties to a third party for $1.0 million plus reimbursement of its earnest money deposits and cost.

      o In March 2000, the Company sold all the property and assets (except for 28 lots) in the Falcon Trace JV Project, a jointly owned Non-Luxury/Resort Project, for $6.4 million. The Company's share of the sale proceeds was $2.8 million. No net book gain or loss was recognized from the sale of the Project. The remaining 28 lots were sold during the second quarter 2000 for $946,000, the Company's share of the sale proceeds.

      o In April 2000, the Company sold the remaining 287 lots in its Lakeside Estates Project, a wholly owned Non-Luxury/Resort Project, for $2.7 million. The Company acquired the Project, comprised of 1,379 lots and located near Orlando, Florida, in 1994. The Lakeside Estates Project sale resulted in a net book loss of $3.1 million, which was charged against "Inventory valuation reserve" in the statement of operations as of December 31, 1999.

      o On July 31, 2000, the Company sold the remaining 545 lots in the West Meadows Project, a wholly owned Non-Luxury/Resort Project, for $5.9 million. The Company acquired the Project, comprised of 1,397 residential lots and approximately 23 acres of commercial property located near Tampa, Florida, in 1994. The West Meadows Project sale resulted in a net book loss of $4.3 million in the third quarter of 2000, of which $3.4 million was charged against "Inventory valuation reserve" in the statement of operations as of December 31, 1999. An additional amount of $900,000 was charged against the "Inventory valuation reserve" in the statement of operations during the second quarter of 2000.

         While the Company intends to diligently pursue all Project sale opportunities, there can be no assurance that any such sales (including Projects currently under contract) will be consummated or, if consummated, that the Company will realize the anticipated (1) amount of sales proceeds therefrom and/or (2) overhead cost savings therefrom.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      There have been no new developments with respect to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2000 (the "1999 Form 10-K").

ITEM 2.     CHANGES IN SECURITIES

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      See PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - LOAN DEFAULTS above for a discussion of pending loan defaults.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.     OTHER INFORMATION

      None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K (consecutive numbering, see the 1999 Form
      10-K)

      None.

(b)   Current Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ATLANTIC GULF COMMUNITIES CORPORATION


                                    /s/ RICHARD S. ACKERMAN
                                    -------------------------------------------
                                    Richard S. Ackerman
                                    President and Chief Executive Officer
                                    Dated:  August 14, 2000



                                    /s/ EUGENE M. GIBLIN
                                    -------------------------------------------
                                    Eugene M. Giblin
                                    Vice President and Chief Accounting Officer
                                    Dated: August 14, 2000