Form 10-Q
period 2000-09-30
ATLANTIC GULF COMMUNITIES CORP
filed 2000-11-17
CIK 771934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                         Commission file number: 1-8967


                      ATLANTIC GULF COMMUNITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                              59-0720444
       ------------------------------             -------------------
        (State or jurisdiction of                  (I.R.S. Employer
       incorporation or organization)             Identification No.)


             4800 N. Federal Hwy, Suite 105 E
                   Boca Raton, Florida                      33431
         ----------------------------------------        ----------
         (Address of principal executive offices)        (Zip Code)


                                 (561) 620-0029
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

There were 12,382,241shares of the Registrant's common stock, $.10 par value per share (the "Common Stock"), outstanding as of November 14, 2000.

                  SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000, CERTAIN MATTERS DISCUSSED HEREIN, INCLUDING PART II., ITEM 2., "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; THE CYCLICAL NATURE OF THE REAL ESTATE MARKET IN LUXURY/RESORT AND NON-LUXURY/RESORT MARKETS IN FLORIDA AND COLORADO; THE INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; INTEREST RATES; THE AVAILABILITY AND COST OF FINANCING REAL ESTATE ACQUISITIONS AND DEVELOPMENTS; CONSTRUCTION COSTS; WEATHER; THE AVAILABILITY AND COST OF MATERIALS AND LABOR; CONSUMER PREFERENCES AND TASTES; GOVERNMENTAL REGULATION; COMPETITIVE PRESSURES; THE COMPANY'S OWN DEBT AND EQUITY STRUCTURE, RELATED FINANCING CONTINGENCIES AND RESTRICTIONS AND THE COMPANY'S ABILITY TO CURE EXISTING DEFAULTS UNDER CERTAIN OF ITS DEBT AGREEMENTS; MANAGEMENT LIMITATIONS; THE COMPANY'S ABILITY TO CLOSE FINANCINGS OF NEW REAL ESTATE AT PARTICULAR TIMES RELATIVE TO THE COMPANY'S CASH FLOW NEEDS AT SUCH TIMES; THE COMPANY'S ABILITY TO REFINANCE EXISTING INDEBTEDNESS; LEGISLATION; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S CURRENT DEVELOPMENT PROJECTS; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S STRATEGIC ALTERNATIVE INITIATIVE.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 2000
                and December 31, 1999.........................................2

              Consolidated Statements of Operations for the Three
                and Nine Months Ended September 30, 2000 and 1999.............3

              Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2000 and 1999.............................4

              Notes to Consolidated Financial Statements......................5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................9

     Item 3.  Management's Quantitative and Qualitative Disclosure
                of Market Risk...............................................28


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................29

     Item 2.  Changes in Securities..........................................29

     Item 3.  Defaults Upon Senior Securities................................29

     Item 4.  Submission of Matters to a Vote of Security Holders............29

     Item 5.  Other Information..............................................29

     Item 6.  Exhibits and Reports on Form 8-K...............................29

SIGNATURES...................................................................30

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


PART I.   FINANCIAL INFORMATION


             [THE REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY.]

ITEM 1.   FINANCIAL STATEMENTS

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
               (in thousands, except share amounts and par value)

                                                                                 September 30,  December 31,
                                                                                     2000           1999
         Assets                                                                  -----------    -----------
         ------                                                                      (Unaudited)
Cash and cash equivalents                                                        $     1,856    $     8,148

Restricted cash and cash equivalents                                                     686          2,147

Contract receivables, net                                                                897          2,048

Mortgages, notes and other receivables, net                                            6,367          7,926

Land and residential inventory, net of valuation reserves                            125,657        121,116

Property and equipment, net                                                           10,765         12,750

Other assets, net                                                                      2,318          8,817
                                                                                 -----------    -----------

Total assets                                                                     $   148,546    $   162,952
                                                                                 ===========    ===========

         Liabilities and Stockholders' Deficit
         -------------------------------------

Accounts payable and accrued liabilities                                         $    24,355    $    19,386

Other liabilities                                                                     15,171          9,778

Notes and mortgages payable                                                          130,725        145,378
                                                                                 -----------    -----------
                                                                                     170,251        174,542

Commitments and Contingencies

Redeemable Preferred Stock
         Series A, 20%, $.01 par value, 2,500,000 shares authorized;
         2,500,000 shares issued and outstanding, having a liquidation preference of $46,021 and $39,754 as of September 30, 2000
         and December 31, 1999, respectively                                          45,241         38,310

         Series B, 20%, $.01 par value; 2,000,000 shares authorized;
         2,000,000 shares issued and outstanding, having a liquidation preference of $36,442 and $31,480 as of September 30, 2000
         and December 31, 1999, respectively                                          35,904         30,531
                                                                                 -----------    -----------

                                                                                      81,145         68,841

Common stockholders' deficit
         Common stock, $.10 par value, 70,000,000 shares authorized;
              12,821,432 shares issued and outstanding
              as of September 30, 2000 and December 31, 1999                           1,281          1,281

         Contributed capital                                                          90,101        102,402

         Accumulated deficit                                                        (187,347)      (177,229)

         Accumulated other comprehensive loss                                         (6,746)        (6,746)

         Treasury stock, 439,191 shares, at cost                                        (139)          (139)
                                                                                 -----------    -----------

Total common stockholders' deficit                                                  (102,850)       (80,431)
                                                                                 -----------    -----------


Total liabilities and common stockholders' deficit                               $   148,546    $   162,952
                                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2000 and 1999
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                        --------------------    --------------------
                                                          2000        1999        2000        1999
Revenues:                                               --------    --------    --------    --------
    Real estate sales:
         Homesite                                       $  9,320    $  6,068    $ 26,190    $ 23,703
         Commercial                                          208       9,087       3,393      15,316
                                                        --------    --------    --------    --------
      Total real estate sales                              9,528      15,155      29,583      39,019
    Other operating revenue                                  747         789       4,794       4,129
    Interest income                                          242         591       1,164       1,636
                                                        --------    --------    --------    --------
         Total revenues                                   10,517      16,535      35,541      44,784

Costs and expenses:

    Cost of real estate sales:
         Homesite                                          8,707       5,524      23,737      20,771
         Commercial                                          187       8,103       2,819      12,627
                                                        --------    --------    --------    --------
      Total cost of real estate sales                      8,894      13,627      26,556      33,398

    Inventory  valuation reserves                             --       7,890         900      11,314
    Selling expense                                        1,820       1,033       5,162       4,568
    Operating expense                                        499         985       1,894       2,825
    Real estate costs                                      1,292       1,693       2,988       5,860
    General and administrative expense                       770       2,740       2,994       9,765
    Cost of borrowing, net of amounts capitalized          1,651       1,298       4,961       4,049
    Other expense                                             46       5,999       1,182       6,406
                                                        --------    --------    --------    --------
         Total costs and expenses                         14,972      35,265      46,637      78,185
                                                        --------    --------    --------    --------
Operating loss                                            (4,455)    (18,730)    (11,096)    (33,401)

Other income (expense):
    Reorganization items                                     269        (234)        978         451
                                                        --------    --------    --------    --------
Total other income                                           269        (234)        978         451
                                                        --------    --------    --------    --------

Net (loss) income                                         (4,186)    (18,964)    (10,118)    (32,950)

Less:
    Accrued preferred stock dividends                      3,927       3,230      11,228       9,237
    Accretion of preferred stock to redemption amount        361         350       1,076       1,041
    Modification of preferred stock security interest         --          --          --       2,380
                                                        --------    --------    --------    --------
                                                           4,288       3,580      12,304      12,658
                                                        --------    --------    --------    --------
Net loss applicable to common stock                     $ (8,474)   $(22,544)   $(22,422)   $(45,608)
                                                        ========    ========    ========    ========


Basic and diluted net loss per common share             $   (.68)   $  (1.78)   $  (1.81)   $  (3.65)
                                                        ========    ========    ========    ========
Weighted average common shares outstanding                12,382      12,674      12,382      12,494
                                                        ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                            (in thousands of dollars)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        ------------------------
                                                                           2000          1999
                                                                        ----------    ----------
Cash flows from operating activities:
   Net loss                                                             $  (10,118)   $  (32,950)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                       2,240         5,069
         Other expense (income)                                              1,182            84
         Inventory valuation reserves                                          900        11,314


         Loss on sale of property and equipment                                 (3)           --
         Changes in operating assets and liabilities:
            Restricted cash                                                  1,461          (223)
            Receivables                                                      2,578        10,920
            Land and residential inventory                                    (565)      (11,016)
            Other assets                                                     3,376         1,196

            Accounts payable and accrued liabilities                         7,074         2,543
            Customer and other deposits                                      5,448            --
            Other liabilities                                               (3,732)       (1,243)
                                                                        ----------    ----------
                  Net cash provided by (used in) operating activities        9,841       (14,306)
                                                                        ----------    ----------

Cash flow from investing activities:
   Additions to property and equipment, net                                   (816)       (2,263)
                                                                        ----------    ----------
                  Net cash used in investing activities                       (816)       (2,263)
                                                                        ----------    ----------

Cash flows from financing activities:
   Borrowings under credit agreements                                       20,218       108,079
   Repayments under credit agreements                                      (35,535)      (97,933)
                                                                        ----------    ----------
                  Net cash (used in) provided by financing activities      (15,317)       10,146
                                                                        ----------    ----------

Decrease in cash and cash equivalents                                       (6,292)       (6,423)

Cash and cash equivalents at beginning of period                             8,148         9,413
                                                                        ----------    ----------
Cash and cash equivalents at end of period                              $    1,856    $    2,990
                                                                        ==========    ==========

Supplemental cash flow information:
   Interest payments, net of amounts capitalized                        $    3,019    $    4,049
                                                                        ==========    ==========

See accompanying notes to consolidated financial statements.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

(1) The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, and are subject to year-end adjustments. In management's opinion, the interim financial statements reflect all adjustments, principally consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. For a complete description of the Company's accounting policies, see "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999"), as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2000 ("1999 Form 10-K"). Certain prior year amounts have been reclassified to conform with the fiscal year 2000 ("2000") presentation.

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

(3) The Company capitalizes interest primarily on land inventory being developed for sale, which is subsequently charged to cost of real estate sales when the related asset is sold. Capitalized interest was $4,768,000 and $15,108,000 for the three and nine months ended September 30, 2000, respectively, and $6,113,000 and $16,310,000 for the three and nine months ended September 30, 1999, respectively.

(4) Revenue from the sale of land is recognized when all the criteria for sales pursuant to SFAS 66, Accounting for Sales of Real Estate, have been met.

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

(5) Redeemable preferred stock (which includes the 20% Cumulative Redeemable Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), and the 20% Cumulative Redeemable Convertible Preferred Stock, Series B (the "Series B Preferred Stock") consisted of the following at September 30, 2000 and December 31, 1999 (in thousands of dollars):

                                                     September 30, December 31
                                                         2000          1999
                                                     -----------   -----------

Gross proceeds                                       $    25,000   $    25,000

Accrued dividends                                         21,021        14,754
                                                     -----------   -----------
Liquidation Preference amount                             46,021        39,754

Less issue costs                                          (3,104)       (3,104)

Less warrants purchased                                     (300)         (300)

Plus accretion of preferred stock to
   redemption amount                                       2,624         1,960
                                                     -----------   -----------
Total Series A Preferred Stock                            45,241        38,310


Series B Preferred Stock:
-------------------------
Private Placement June 24, 1997:

    Gross proceeds                                        10,000        10,000

    Accrued dividends                                      8,930         6,352
                                                     -----------   -----------
    Liquidation Preference amount                         18,930        16,352

    Less issue costs                                        (950)         (950)

    Less warrants purchased                                 (120)         (120)

    Plus accretion of preferred stock to
       redemption amount                                     838           634
                                                     -----------   -----------
                                                          18,698        15,916

Rights Offering November 19, 1997:

    Gross proceeds                                        10,000        10,000

    Accrued dividends                                      7,512         5,128
                                                     -----------   -----------
    Liquidation Preference amount                         17,512        15,128

    Less issue costs                                        (950)         (950)

    Less warrants purchased                                 (120)         (120)

    Plus accretion of preferred stock to
       redemption amount                                     764           557
                                                     -----------   -----------
                                                          17,206        14,615
                                                     -----------   -----------
Total Series B Preferred Stock                            35,904        30,531
                                                     -----------   -----------
Total Redeemable Preferred Stock                     $    81,145   $    68,841
                                                     ===========   ===========

             ATLANTIC GULF COMMUNITIES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


(6) During the nine months ended September 30, 2000 and 1999, comprehensive loss consisted only of the net losses for those periods.

(7)      Segment Reporting

         Nine Months Ended September 30, 2000:
         ------------------------------------

                                                  Luxury/     Non-Luxury/
                                                  Resort        Resort      Predecessor
                                                Operations    Operations       Assets        Other        Total
                                                ----------    ----------    -----------    --------     ---------
Total revenues                                  $   13,694    $   11,961    $     3,928    $  5,958     $  35,541
                                                ==========    ==========    ===========    ========     =========

Gross margin on real estate sales               $    2,636    $       21    $       370    $     --     $   3,027

Inventory valuation reserve                             --          (900)            --          --          (900)

Joint Venture valuation reserve                         --        (1,182)            --          --        (1,182)
                                                ----------    ----------    -----------    --------     ---------
                                                     2,636        (2,061)           370          --           945

Unallocated revenues (expenses), net                                                                      (11,063)
                                                                                                        ---------
Net Loss                                                                                                $ (10,118)
                                                                                                        =========

         Nine Months Ended September 30, 1999:
         ------------------------------------

                                                  Luxury/     Non-Luxury/
                                                  Resort        Resort      Predecessor
                                                Operations    Operations       Assets        Other        Total
                                                ----------    ----------    -----------    --------     ---------

Total revenues                                  $    4,862    $   28,251    $     5,906    $  5,765     $  44,784
                                                ==========    ==========    ===========    ========     =========

Gross margin on real estate sales               $    1,088    $    3,639    $       894    $     --     $   5,621
                                                ==========    ==========    ===========    ========

Inventory valuation reserve                        (11,314)                                               (11,314)

Unallocated revenues (expenses), net                                                                      (27,257)
                                                                                                        ---------
Net Loss                                                                                                $ (32,950)
                                                                                                        =========

(8) The Company was unable to obtain approval of the existing PUD for its Chenoa project within the time limits in the development loan agreement. Accordingly the Company is currently in default under that loan agreement. Management of the Company has subsequently obtained approval of the PUD, and is in negotiations with its lenders to (a) cure the default under the development loan agreement and (b) restructure the remaining indebtedness under the development loan agreement.

(9) The Company's Revolving Loan Facility matured on August 1, 2000, as of that date, the remaining amount due under the Revolving Loan Facility was $3.5 million. The Company failed to pay the remaining amount due under the Revolving Loan Facility on its maturity date. Accordingly, the Company is currently in default under the Revolving Loan Facility. Management has subsequently paid an additional $1.5 million against the Revolving Loan Facility and is in negotiations with its lenders to obtain additional time to repay the remaining amount due under the Revolving Loan Facility.

(10) The Company did not pay interest on the Term Loan Facility in the third quarter of 2000. Accordingly, the Company is in default under its Term Loan Facility. Management is in negotiations with its lenders to (a) cure the defaults under the Term Loan Facility and (b) restructure the remaining indebtedness under the Term Loan Facility.

(11) The project indebtedness on the Saxon Woods project matured on October 25, 2000. As of that date, the remaining amount due under the indebtedness was $1.3 million. The Company failed to repay the remaining amount due under such project indebtedness on its maturity date. Accordingly, the Company is currently in default under the project indebtedness. Management is in negotiations with its lenders to obtain additional time to repay the remaining amount due under this indebtedness.

(12) The Company has not made any (a) interest payments on its $850,000 Future Advance Note to Apollo or (b) any principal or interest payments on its $1,000,000 Future Advance Note to Apollo (the "Apollo Notes"). Accordingly, the Company is currently in default under the Apollo Notes. Management is in negotiations with Apollo to (a) cure the defaults under the Apollo Notes and (b) restructure the remaining indebtedness under the Apollo Notes.

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

                  REMAINING UNSOLD LOTS/UNITS/ACRES IN THE LUXURY/RESORT PROJECTS, BY PROJECT. The following table summarizes the number of remaining unsold lots/units/acres at the Company's Luxury Resort Projects, by Project, as of September 30, 2000:

                                                     Lots/Units/Acres at September 30, 2000 (1)
                              -------------------------------------------------------------------------------------------
                                 Homesites                 Vertical Residential Units                    Commercial
                               Single Family    Single Family      Multi-Family      Timeshare Cabins    Development
                               Total   Total    Total   Total     Total     Total    Total    Total     Total    Total
                               Lots   Entitled  Units  Entitled   Units   Entitled   Units   Entitled   Acres   Entitled
                              -------------------------------------------------------------------------------------------
Owned Properties
----------------
West Bay Club................   162      162      51      51       400       400       --       --         5        5
Chenoa.......................   422       --      --      --        80        --       75       --         5       --
                              -------------------------------------------------------------------------------------------
Owned Properties.............   554      162      51      51       480       400       75       --        10        5
                              -------------------------------------------------------------------------------------------

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

                  REMAINING UNSOLD LOTS/UNITS IN THE NON-LUXURY/RESORT PROJECT. The following table summarizes the number of remaining unsold lots/units at the Company's Non-Luxury Resort Project as of September 30, 2000:


                                        Lots/Units at September 30, 2000 (1)
                                        ------------------------------------
                                           Single Family
                                               Total             Total
   Owned Properties                            Lots             Entitled
   ----------------                        ------------------------------
   Saxon Woods .....................            348               348
                                           ------------------------------
   Total Owned Properties...........            348               348
                                           ==============================

(1) Varying by Project, unsold units are developed, under development or to be developed in the future.


                  RECEIVABLES PORTFOLIO MANAGEMENT. The Company is actively engaged in the management and collection of a portfolio of (1) contract receivables originated by the Predecessor Company's homesite installment sales program (the "Contract Receivables") and (2) mortgage receivables generated primarily from the Company's sales of Predecessor Tracts (the "Mortgage Receivables," which, together with the Contract Receivables, are collectively referred to as the "Receivables Portfolio"). As of September 30, 2000 and December 31, 1999, the portfolio of Contract Receivables had a net book value of $897,000 and $2.0 million, respectively. As of September 30, 2000 and December 31, 1999, the portfolio of Mortgage Receivables had a net book value of $3.1 million and $6.2 million, respectively.

PREDECESSOR ASSETS

         The following table summarizes the Company's Predecessor Homesite Inventory by secondary market area as of September 30, 2000:

                         PREDECESSOR HOMESITE INVENTORY
                                 (IN HOMESITES)

                                            Other                                               Total
                            Standard      Developed       Buildable          Other           Predecessor
Market Area                 Buildable      Lots (1)      Reserved (2)     Restricted (3)      Homesites
                         ---------------------------------------------------------------------------------
North Port                     3,156             9               41              120              3,326
Port Charlotte                 1,768            54              121              133              2,076
Port St. Lucie                   349            35               61               83                528
Port Malabar                      22             1            1,751            1,554              3,328
Port Labelle                     740            --               32            1,055              1,827
Silver Springs Shores            403            78            2,043              266              2,790
Cumberland Cove                    1            --               --                1                  2
Other                             22            --               --                1                 23
                         ---------------------------------------------------------------------------------
Total                          6,461           177            4,049            3,213             13,900
                         ---------------------------------------------------------------------------------

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

     The following table summarizes the Company's Predecessor Commercial Development Inventory by secondary market area as of September 30, 2000:

                  PREDECESSOR COMMERCIAL DEVELOPMENT INVENTORY

                                                            Total
                      Market Area                           Acres
                      ---------------------               ---------

                      North Port                              178
                      Port Charlotte                          839
                      Port St. Lucie                          189
                      Port Malabar                            580
                      Port Labelle                            215
                      Silver Springs Shores                    26
                      Cumberland Cove                         685
                      Other                                    39
                                                          ---------
                      Total                                 2,751
                                                          =========

         The decrease in inventory from December 31, 1999 is primarily a result of sales activity during the intervening period in accordance with the Company's plan of disposal of Predecessor Assets. See PART I, ITEM 1. BUSINESS - PREDECESSOR ASSETS of the 1999 Form 10-K for information concerning the Predecessor Homesite and Predecessor Commercial Development Inventory.

RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The Company's results of operations for the nine months ended September 30, 2000 and 1999, respectively, are summarized below:

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS
                      Nine Months Ended September 30, 2000
                                 (in thousands)

                                                           Non-
                                            Luxury/       Luxury/
                                            Resort        Resort     Predecessor
                                          Operations    Operations      Assets        Total
                                         -----------   -----------   -----------   -----------
Revenues:
   Real estate sales
      Homesite .......................   $    11,641   $    11,961   $     2,588   $    26,190
      Commercial .....................         2,053            --         1,340         3,393
                                         -----------   -----------   -----------   -----------
   Total real estate sales ...........        13,694        11,961         3,928        29,583

Costs and expenses:
   Cost of real estate sales
      Homesite .......................         9,451        11,940         2,346        23,737

      Commercial .....................         1,607            --         1,212         2,819
                                         -----------   -----------   -----------   -----------
Total cost of real estate sales ......        11,058        11,940         3,558        26,556
                                         -----------   -----------   -----------   -----------

Gross margin real estate sales .......   $     2,636   $        21   $       370   $     3,027
                                         ===========   ===========   ===========   ===========

Results of Joint Venture Operations(1)   $        --   $   ( 1,390)  $        --   $   ( 1,390)
                                         ===========   ===========   ===========   ===========

(1) Included in "other expense" in the Consolidated Statements of Operations.

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS
                      Nine Months Ended September 30, 1999
                                 (in thousands)

                                                           Non-
                                            Luxury/       Luxury/
                                            Resort        Resort     Predecessor
                                          Operations    Operations      Assets        Total
                                         -----------   -----------   -----------   -----------
Revenues:
   Real estate sales
      Homesite.........................  $     4,862   $    15,751   $     3,090   $    23,703
      Commercial.......................           --        12,500         2,816        15,316
                                         -----------   -----------   -----------   -----------
   Total real estate sales.............        4,862        28,251         5,906        39,019
Costs and expenses:
   Cost of real estate sales
      Homesite.........................        3,774        14,287         2,710        20,771
      Commercial.......................           --        10,325         2,302        12,627
                                         -----------   -----------   -----------   -----------
Total cost of real estate sales........        3,774        24,612         5,012        33,398
                                         -----------   -----------   -----------   -----------

Gross margin real estate sales ........  $     1,088   $     3,639   $       894   $     5,621
                                         ===========   ===========   ===========   ===========

Results of Joint Venture Operations(1).  $    (4,869)  $    (1,546)  $        --   $    (6,415)
                                         ===========   ===========   ===========   ===========

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.


         OVERVIEW. The Company reported a net loss applicable to Common Stock of $22.4 million in the first nine months of 2000, compared to a net loss of $45.6 million applicable to Common Stock in the first nine months of 1999. The decrease in net loss of $23.2 million was due primarily to (1) a $10.4 million decrease in inventory valuation reserve expense (2) a $6.8 million decrease in general and administrative expenses, (3) a $5.2 million decrease in operating expense, (4) a $2.9 million decrease in real estate costs (5) a $1.2 increase in other operating revenue and other income,(6) a $931,000 decrease in operating expense partially offset by (7) a $2.6 million decrease in real estate sales gross margins, (8) a $472,000 decrease in interest income and, (9) a $1.5 million increase in selling and interest expense.

         LUXURY/RESORT OPERATIONS.

                  HOMESITES. Revenues from Homesite sales increased by $6.7 million to $11.6 million in the first nine months of 2000, compared to $4.9 million in the first nine months of 1999. The $6.7 million increase was due primarily to the increase in marketing and public awareness for the West Bay Club Project. Homesite sales began at the West Bay Club Project during the first nine months of 1999. The Homesite sales gross margin percentage was 18.8% in the first nine months of 2000 compared to 22.4% in the first nine months of 1999. The 3.2% decrease in Homesite sales gross margin was due primarily to the increase in unit production cost at the West Bay Club Project.

         As of September 30, 2000, the Company had under contract 186 Homesites for $11.0 million in the West Bay Club Project. As of December 31, 1999 and September 30, 1999, the Company had under contract 156 and 180 Homesites for $8.3 million and $9.8 million, respectively, in the West Bay Club Project.

                  COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were $2.1 million in the first nine months of 2000, compared to $0 in the first nine months of 1999. The $2.1 million increase was primarily due to the sale to Albertson's at the West Bay Project during the first nine months of 2000. The Commercial Development sales gross margin percentage was 21.7% in the first nine months of 2000.

                  JOINT VENTURES. Results of Joint Ventures in the first nine months of 2000 were $0, compared to a net loss of $4.9 million for the first nine months of 1999. The $4.9 million decrease in Joint Venture net loss was due to the sale of the Jupiter Ocean Grande Project during 1999.

         NON-LUXURY/RESORT OPERATIONS.

                  HOMESITES. Revenues from Homesite sales decreased by $3.9 million to $11.9 million in the first nine months of 2000, compared to $15.8 million in the first nine months of 1999. The $3.9 million decrease was due primarily to a declining inventory balance in 2000 as compared to 1999. Total inventory decreased significantly from the final sale of The Trails of West Frisco Project in December 1999. The Homesite sales gross margin decreased by 9.1% to 0.2% in the first nine months of 2000, compared to 9.3% in the first nine months of 1999. The 9.1% decrease in Homesite sales gross margin was due primarily to a decline in the gross margins associated with the Lakeside Estates and West Meadows Project. The higher than expected development costs resulted in a break-even margins for Lakeside Estates and West Meadows Project final sell out.

         As of September 30, 2000, no homesites were under contract, in the only remaining non-luxury/resort community, Saxon Woods Project. As of December 31, 1999, the Company had under contract 72 Homesites for $3.2 million in the Lakeside Estates, the Saxon Woods and the West Meadows Projects. And, as of September 30, 1999, the Company had under contract 792 Homesites for $23.6 million in the Lakeside Estates, the Saxon Woods, the West Meadows and The Trails of West Frisco Projects.

         See ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - PROJECTS SOLD IN 1999 AND 2000 for further details on the sale of the West Frisco, Lakeside Estates, and West Meadows projects.

                  COMMERCIAL DEVELOPMENT. Revenues from Commercial Development were $0 in the first nine months of 2000, compared to $12.5 million in the first nine months of 1999. The $12.5 million decrease in revenues from Commercial Development was due to the lack of inventory for sale. In January 1999, the Company sold the remaining 26 acres of Non-Luxury/Resort property, located at the West Meadows Project, for $4.5 million. In September 1999. the Company sold the remaining property at the Riverwalk Towers Project for $8.0 million.

                  JOINT VENTURES. Losses from Joint Ventures in the first nine months of 2000 were $1.4 million, compared to a net loss of $1.5 million for the first nine months of 1999. The $156,000 decrease in loss on JV Projects was primarily due to an investment valuation reserve charge related to the Falcon Trace JV Project. In March 2000, the Company sold the Falcon Trace JV Project for approximately $6.4 million. No gain or loss was realized on the sale.

         As of September 30, 2000, the Company's JV projects had no remaining homesites under contract or available for sale. As of December 31, 1999 and September 30, 1999, the Company's JV Projects had six and 504 Homesites under contract for approximately $282,000 and $24.7 million, respectively, in future gross revenue, a portion of which is allocable to the Company as a joint venturer.

         PREDECESSOR ASSETS.

                  PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales decreased by $502,000 to $2.6 million in the first nine months of 2000, compared to $3.1 million in the first nine months of 1999. The $502,000 decrease was due primarily to the elimination of sales staff responsible for the sale of Predecessor Homesites. The Predecessor Homesite sales gross margin percentage decreased by 2.9% to 9.4% in the first nine months of 2000, compared to 12.3% in the first nine months of 1999. The 2.9% decrease in Predecessor Homesite sales gross margin is due primarily to a decrease in the average sales price.

         As of September 30, 2000, the Company had under contract approximately 5,570 Predecessor Homesites for $3.6 million. As of December 31, 1999 and September 30, 1999, the Company had under contract 1,103 and 16 Predecessor Homesites for $1.6 million and $198,000, respectively.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales decreased by $1.5 million to $1.3 million in the first nine months of 2000, compared to $2.8 in the first nine months of 1999. The $502,000 decrease was due primarily to the elimination of sales staff responsible for the sale of Predecessor Tracts. The Predecessor Tract sales gross margin percentage decreased by 8.7% to 9.6% in the first nine months of 2000, compared to 18.3% in the first nine months of 1999. The 8.7% decrease in Predecessor Tracts sales gross margin was consistent with the Company's accelerated plan of disposal of its Predecessor Assets.

                  As of September 30, 2000, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.2 million. As of December 31, 1999 and September 30, 1999, there were pending Predecessor Tract sales contracts or letters of intent totaling approximately $1.3 million and $1.8 million, respectively.

         OTHER RESULTS OF OPERATIONS.

                  OTHER OPERATING REVENUE. Other operating revenue increased by $655,000 to $4.7 million in the first nine months of 2000, compared to $4.1 million in the first nine months of 1999. The $655,000 increase was primarily due to (1) $1.6 million received from the sale of land, previously recorded in lieu of payment for a loan receivable, (2) a $1.9 million increase in commission income received from the various property sales offices and (3) a $716,000 increase in resort revenue related to the West Bay Club Project, partially offset by (4) a $1.9 million decrease in management fee revenue related to the Country Lakes and Sunset Lakes Joint Venture Projects sold in 1999 and (5) a $1.4 million decrease in environmental service revenue related to the sale of Environmental Quality, Inc., a wholly-owned subsidiary of the Company ("EQ Lab"), in 1999.

                  INVENTORY VALUATION RESERVE. Inventory Valuation Reserve Expense decreased by $10.4 million to $900,000 in the first nine months of 2000, compared to $11.3 million in the first nine months of 1999. The $10.4 million decrease was primarily due to (1) an additional reserve of $900,000 recorded in 2000 for the West Meadows Project offset by (2) the reduction in the carrying value of the Company's inventory in Crestwood, West Meadows, Trails of West Frisco, Saxon Woods, Lakeside, and Cumberland Cove projects of $11.3 million recorded in 1999.

                  SELLING EXPENSE. Selling Expense increased $592,000 to $5.2 million for the first nine months of 2000, compared to $4.6 million for the first nine months of 1999. The increase was primarily due an increase in sales volume at the West Bay Project.

                  OPERATING EXPENSE. Operating expense decreased by $931,000 to $1.9 million in the first nine months of 2000, compared to $2.8 in the first nine months of 1999. The $931,000 decrease was primarily due to (1) a $1.4 million decrease due to the sale of EQ Lab in 1999 partially offset by (2) a $436,000 increase due to the growth in Amenities at the West Bay Club Project, which is directly related to an increase in club memberships.

                  REAL ESTATE COSTS. Real estate costs decreased by $2.9 million to $3.0 million in the first nine months of 2000, compared to $5.9 million in the first nine months of 1999. The $2.9 million decrease was due primarily to the combined savings of salaries, property taxes and other administrative expenses, which resulted from the bulk sales of selected Predecessor Assets in 1999.

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $6.8 million to $3.0 in the first nine months of 2000, compared to $9.8 million in the first nine months of 1999. The $6.8 million decrease was due primarily to the combined savings in corporate salaries, outside services, occupancy costs, utilities and other administrative expenses, which resulted from the corporate restructuring plan adopted in late 1999.

                  COST OF BORROWING, NET OF AMOUNTS CAPITALIZED. Cost of borrowing, net of amounts capitalized, increased by $1.0 million to $5.0 million in the first nine months of 2000, compared to $4.0 million in the first nine months of 1999. The $1.0 million increase was due primarily to an increase in corporate interest expensed rather than capitalized in 2000. Corporate debt decreased from $66.0 million as of December 31, 1998 to $49.8 million as of December 31, 1999 and to $37.8 million as of September 30, 2000.

                  OTHER EXPENSE. Other expense decreased by $5.2 million to $1.2 million in the first nine months of 2000, compared to $6.4 million in the first nine months of 1999. The $5.2 million decrease was primarily due to a valuation allowance recorded in 1999 for the Falcon Trace, Ocean Grande, and Panther Creek JV Projects, based upon a review of fair values. Inventory reserve charges represent a reduction in the carrying value of the Company's inventory based upon a review of the fair values.

                  OTHER INCOME. Other income of $978,000 in the first nine months of 2000, was comparable to $451,000 in the first nine months of 1999.

         PREFERRED STOCK CHARGES. During the first nine months of 2000, the Company recorded a $11.2 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated, but unpaid, as of September 30, 2000. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $1.1 million of the value of its Preferred Stock to the redemption amount in the first nine months of 2000. The total of $12.3 million of preferred stock charges was charged to contributed capital in the accompanying September 30, 2000 consolidated balance sheet.

         In connection with the closing of the Senior Loan Facilities in February 1999, the Company issued notes totaling $1.85 million and 500,000 shares of Common Stock at a price of $1.06 per share to AP-AGC, LLC ("Apollo") in exchange for Apollo's (a) consent to the Company entering into the new Senior Loan Facilities and agreement to subordinate its collateral interest in certain of the Company's assets, (b) agreement to certain amendments to the Secured Agreement and Investment Agreement and (c) agreement to enter into the new Intercreditor Agreement with the lenders party to the new Senior Loan Facilities. The total value of the consideration paid to Apollo was $2.4 million

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The Company's results of operations for the three months ended September 30, 2000 and 1999, respectively, are summarized below:

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS
                      Three Months Ended September 30, 2000
                                 (in thousands)

                                                           Non-
                                            Luxury/       Luxury/
                                            Resort        Resort     Predecessor
                                          Operations    Operations      Assets        Total
                                         -----------   -----------   -----------   -----------
Revenues:
   Real estate sales
      Homesite.........................  $     2,542   $     5,957   $       821   $     9,320
      Commercial.......................           --            --           208           208
                                         -----------   -----------   -----------   -----------
   Total real estate sales.............        2,542         5,957         1,029         9,528
Costs and expenses:
   Cost of real estate sales
      Homesite.........................        1,884         6,120           703         8,707
      Commercial.......................           --            --           187           187
                                         -----------   -----------   -----------   -----------
Total cost of real estate sales........        1,884         6,120           890         8,894
                                         -----------   -----------   -----------   -----------

Gross margin real estate sales ........  $       658   $      (163)  $       139   $       634
                                         ===========   ===========   ===========   ===========

Results of Joint Venture Operations(1).  $        --   $      (252)  $        --   $      (252)
                                         ===========   ===========   ===========   ===========

(1) Included in "other expense" in the Consolidated Statements of Operations.

                   COMBINING RESULTS OF REAL ESTATE OPERATIONS
                      Three Months Ended September 30, 1999
                                 (in thousands)

                                                           Non-
                                            Luxury/       Luxury/
                                            Resort        Resort     Predecessor
                                          Operations    Operations      Assets        Total
                                         -----------   -----------   -----------   -----------
Revenues:
   Real estate sales
      Homesite.........................  $        --   $     5,265   $       803   $     6,068
      Commercial.......................           --         8,000         1,087         9,087
                                         -----------   -----------   -----------   -----------
   Total real estate sales.............           --        13,265         1,890        15,155

   Cost of real estate sales
      Homesite.........................          (90)        4,881           733         5,524
      Commercial.......................           --         7,084         1,019         8,103
                                         -----------   -----------   -----------   -----------
Total cost of real estate sales........          (90)       11,965         1,752        13,627

Gross margin real estate sales ........  $        90   $     1,300   $       138   $     1,528
                                         ===========   ===========   ===========   ===========

Results of Joint Venture Operations(1).  $    (4,496)  $    (1,512)  $        --   $    (6,008)
                                         ===========   ===========   ===========   ===========

(1) Included in "other operating revenue" in the Consolidated Statements of Operations.


         OVERVIEW. The Company reported a net loss applicable to Common Stock of $8.5 million in the third quarter of 2000, compared to a net loss of $22.5 million applicable to Common Stock in the third quarter of 1999. The decrease in net loss of $14.0 million was due primarily to (1) a $7.9 million decrease in charges to inventory valuation reserve, (2) a $6.0 million decrease in other expenses, (3) a $2.0 million decrease in general and administrative expenses,
(4), $887,000 decrease in operating expense and real estate cost and, (5) a $503,000 increase in other income, partially offset by (6) a $1.3 million decrease in sales gross margin, interest income, and other operating revenue and
(7) a 1.8 million increase in selling expense, cost of borrowing, net of capitalized amounts, and preferred stock interest accruals and accretions to redemption amount.

         LUXURY/RESORT OPERATIONS.

                  HOMESITES. Revenues from Homesite sales increased by $2.5 million to $2.5 million in the third quarter of 2000, compared to $0 in the third quarter of 1999. Luxury/Resort Operations Homesite sales began at the West Bay Club Project in 1999 There were no closings at the West Bay Club Project for the third quarter of 1999. The Homesite sales gross margin percentage was 25.9% in the third quarter of 2000.

                  COMMERCIAL DEVELOPMENT. There were no revenues from Commercial Development in the third quarter of 2000, or in the third quarter of 1999.

                  JOINT VENTURES. Results of Joint Ventures in the third quarter of 2000 were $0, compared to a net loss of $4.5 million for the third quarter of 1999. The $4.5 million decrease in Joint Venture net loss was due to the sale of the Jupiter Ocean Grande Project during 1999.

         NON-LUXURY/RESORT OPERATIONS.

                  HOMESITES. Revenues from Homesite sales increased by $692,000 to $6.0 million in the third quarter of 2000, compared to $5.3 million in the third quarter of 1999. The $692,000 increase was due primarily to the $5.9 million, July 2000, sale of the remaining 545 lots in the West Meadows Project. The Homesite sales gross margin decreased by 10.0% to -2.7% in the third quarter of 2000, compared to 7.3% in the third quarter of 1999. The 10.0% decrease in Homesite sales gross margin was consistent with the planned reduction of inventory in both the Lakeside Estates Project and West Meadows Project.

                  COMMERCIAL DEVELOPMENT. The Company's Commercial Non-Luxury/Resort property inventory was sold off in 1999. Revenues from Commercial sales decreased $8.0 million to zero for the third quarter of 2000, as compared to $8.0 million in the third quarter of 1999. In the third quarter of 1999 the company sold the Riverwalk Tower property for $8.0 million.

                  JOINT VENTURES. Loss from Joint Ventures decreased $1.2 million to $252,000 in the third quarter of 2000, compared to $1.5 million in the third quarter of 1999. The $1.5 million loss in the third quarter of 1999 was due primarily to an investment valuation reserve charge related to the Falcon Trace JV project. In March 2000, the Company sold the Falcon Trace JV Project for approximately $6.4 million. No gain or loss was realized on the sale.

         PREDECESSOR ASSETS.

                  PREDECESSOR HOMESITES. Revenues from Predecessor Homesite sales of $821,000 in the third quarter of 2000 were comparable to $803,000 million in the third quarter of 1999. The Predecessor Homesite sales gross margin percentage increased by approximately 5.7% to 14.4% in the third quarter of 2000, compared to 8.7% in the third quarter of 1999. The 5.7% increase in Predecessor Homesite sales gross margin is due to higher than expected sales prices.

                  PREDECESSOR TRACTS. Revenues from Predecessor Tract sales were $208,000 in the third quarter of 2000, compared to $1.1 million in the third quarter of 1999. The Predecessor Tract sales gross margin percentage increased by 3.8% to 10.1% in the third quarter of 2000, compared to 6.3% in the third quarter of 1999. The 3.8% increase in Predecessor Tracts sales gross margin was due to higher than expected sales prices.

         OTHER RESULTS OF OPERATIONS.

                  OTHER OPERATING REVENUE. Other operating revenue of $747,000 in the third quarter of 2000, was comparable to $789,000 in the third quarter of 1999.

                  INVENTORY VALUATION RESERVE. Inventory Valuation Reserve Expense decreased by $7.9 million to $0 in the third quarter of 2000, compared to $7.9 million in the third quarter of 1999. The $7.9 million decrease was primarily due to an additional reserve recorded in 1999 for the Predecessor Assets, West Meadows, Saxon Woods, West Frisco, and Lakeside Estates Projects.

                  SELLING EXPENSE. Selling Expense increased $787,000 to $1.8 million for the third quarter of 2000 compared to $1.0 million for the third quarter of 1999. The increase was primarily due to $765,000 of expenses related to the West Meadows Project sale.

                  OPERATING EXPENSE. Operating expense decreased by $486,000 to $499,000 in the third quarter of 2000, compared to $985,000 in the third quarter of 1999. The $486,000 decrease was primarily a result of the sale of EQ Lab in 1999.

                  REAL ESTATE COSTS. Real estate costs decreased by $401,000 to $1.2 million in the third quarter of 2000, compared to $1.7 million in the third quarter of 1999. The $401,000 decrease was due primarily to the combined savings of salaries, property taxes and other administrative expenses, which resulted from the bulk sales of Predecessor Assets in 1999 and 2000.

                  GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $2.0 million to $770,000 in the third quarter of 2000, compared to $2.7 million in the third quarter of 1999. The $2.0 million decrease was due primarily to the combined savings in corporate salaries, outside services, occupancy costs, utilities and other administrative expenses, which resulted from the corporate restructuring plan adopted in late 1999.

                  COST OF BORROWING, NET OF AMOUNTS CAPITALIZED. Cost of borrowing, net of amounts capitalized, increased by $353,000 to $1.7 million in the third quarter of 2000, compared to $1.3 million in the third quarter of 1999. The $353,000 increase was due primarily to a $316,000 increase in corporate cost of borrowing, and a $37,000 increase in non-capitalized project debt. Corporate debt decreased from $66.0 million as of December 31, 1998 to $49.8 million as of December 31, 1999 and to $37.9 million as of September 30, 2000.

                  OTHER EXPENSE. Other expense decreased by $6.0 million to zero in the third quarter of 2000, compared to $6.0 million in the third quarter of 1999. The $6.0 million decrease was primarily due to valuation adjustments on JV Projects that were sold in 1999 and 2000.

                  OTHER INCOME. Other income increased by $503,000 to $269,000 in the third quarter of 2000, compared to $234,000 loss in the third quarter of 1999. The $503,000 increase was primarily due to $269,000 of income from mortgage valuation reserve adjustment in 2000 versus $266,000 of income from the utility reserve amortization offset by a $503,000 mortgage valuation expense in 1999.

         PREFERRED STOCK CHARGES. During the third quarter of 2000, the Company recorded a $3.9 million accrual for dividends associated with its Preferred Stock. The dividends were accumulated, but unpaid, as of September 30, 2000. The dividend rate is 20% of the liquidation preference value of the Preferred Stock. The liquidation preference value of the Preferred Stock is $10 per share, plus accumulated and unpaid dividends. In addition, the Company accreted $361,000 of the value of its Preferred Stock to the redemption amount in the third quarter of 1999. The total of $4.3 million of preferred stock charges was charged to contributed capital during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial strategy is to generate sufficient funds from the sale of non-Luxury/Resort Projects and Predecessor assets and possibly all, or a portion, of the Luxury/Resort Projects to retire any remaining corporate debt and to redeem any outstanding Preferred Stock. If the Company's financial strategy does not generate sufficient funds to retire all of its current debt, redeem outstanding Preferred Stock and provide sufficient operating cash flow, the Company will need to consider other alternatives, including but not limited to, a capital or debt restructuring and/or a federal bankruptcy filing.

         GENERAL. As of September 30, 2000, the Company's (1) cash and cash equivalents totaled $1.9 million and (2) restricted cash and cash equivalents totaled $686,000, consisting primarily of (a) escrows for the sale or development of real estate properties, (b) funds held in trust to pay certain bankruptcy claims and (c) various other escrow accounts. Of the $6.3 decrease in cash and cash equivalents during the first nine months of 2000, (i) $9.8 million was provided by operating activities, offset by (ii) $816,000 used in investing activities and (iii) $15.3 million used in financing activities.

         Cash provided by operating activities included (1) $5.0 million from mortgage and land contracts receivable payments, (2) $5.9 million from the sale of the remaining lots in the West Meadows Project, (3) $17.6 million from the sale of Predecessor Assets and other land (4) $3.9 million in other operating revenues and (5) $727,000 in other income from utility escrow reserves, partially offset by (6) $1.9 million in other operating expenses (7) $10.8 million for construction and development expenditures, (8) $3.0 million for interest payments (9) $3.2 million for corporate overhead, including $770,000 in pension expense (10) $1.7 million in other real-estate overhead expense (11) $1.6 million for property tax payments (12) $375,000 for the Panther Creek Joint Venture settlement (13) $107,000 in prepaid legal fees and insurance (14) $309,000 in accrued payroll, accounting and other liabilities, and (15) $274,000 in severance payments.

         Cash used in investing activities consisted of $816,000 of property, plant and equipment additions primarily in the West Bay Project.

         Cash used in financing activities consisted primarily of principal reductions of $35.5 million partially offset by net borrowings of $20.2 million under various Project credit facilities. Principal reductions of $35.5 million included $12.0 million used to payoff the Revolving Loan Facility balance and $23.5 million used to payoff various project loans, as projects units were sold.

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

         LOAN DEFAULTS. Atlantic Gulf is currently in default under project indebtedness for its Chenoa Project. The Company was unable to obtain approval of the existing PUD for its Chenoa project within the time limits in the development loan agreement. Accordingly the Company is currently in default under that loan agreement. Senior management has subsequently obtained approval of the PUD, and is in negotiations with its lenders to address these defaults.

         The Company's Revolving Loan Facility matured on August 1, 2000. The outstanding principal balance under the facility on that date was $3.5 million. The Company negotiated an extension of the facility until August 18, 2000. Since August 1, 2000, the Company has paid down an additional $1.5 million of principal under the facility, leaving an outstanding principal balance due of $2.0 million. The Company anticipates that it will close the sale of certain assets before December 31, 2000, and will use a portion of the proceeds from such sale to pay the remaining balance due under the Revolving Loan Facility. If the Company is unable to close such sale before that date, it intends to seek another extension of time from the lenders. There can be no assurance that the Company will be unable to obtain such extension, If it cannot, the failure to repay the remaining balance due thereunder will constitute an event of default under the Revolving Loan Facility.

         The Company did not pay interest on the Term Loan Facility in the third quarter of 2000. Accordingly, the Company is in default under its Term Loan Facility. Management is in negotiations with its lenders to (a) cure the defaults under the Term Loan Facility and (b) restructure the remaining indebtedness under the Term Loan Facility

         The project indebtedness on the Saxon Woods project matured on October 25, 2000. As of that date, the remaining amount due under the indebtedness was $1.3 million. The Company failed to repay the remaining amount due under such project indebtedness on its maturity date. Accordingly, the Company is currently in default under the project indebtedness. Management is in negotiations with its lenders to obtain additional time to repay the remaining amount due under this indebtedness

         The Company has not made any (a) interest payments on its $850,000 Future Advance Note to Apollo or (b) any principal or interest payments on its $1,000,000 Future Advance Note to Apollo (the "Apollo Notes"). Accordingly, the Company is currently in default under the Apollo Notes. Management is in negotiations with Apollo to (a) cure the defaults under the Apollo Notes and (b) restructure the remaining indebtedness under the Apollo Notes

PROJECTS SOLD IN 1999 AND 2000

         In the past 19 months the Company has sold the following Projects:

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

         o In November 1999, the Company decided not to acquire Rayland, a proposed Non-Luxury/Resort Project located near Jacksonville, Florida. The Company expensed $1.5 million in design and engineering cost previously incurred with respect to this Project.

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

         o In December, 1999, the Company sold the remaining 1,298 lots in the Trails of West Frisco Project, a wholly owned
              Non-Luxury/Resort Project, for $14.6 million.

         o In December 1999, the Company relinquished its 40.0% joint venture interest in the Cary Glen Project, a Non-Luxury/Resort Project, as part of a legal settlement with Panther Creek-Raleigh Limited Partnership; Atlantic Gulf also paid $375,000 as part of the settlement.

         o In December 1999, the Company assigned its contract to purchase the Harbor Bay Project, a controlled Non Luxury/Resort Project, plus an adjacent parcel, for $4.8 million plus reimbursement of its earnest money deposits and certain costs. The contract assignment also included the assignment of the Company's rights to purchase an adjacent 350 acres, a contract to purchase land for a planned golf course and a two-year option to purchase golf course lots.

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

ITEM 3.  MANAGEMENT'S QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


As of September 30, 2000, the Company's assets subject to market risk analysis consist of $3.1 million in Mortgage Receivables and $897,000 in Contracts Receivable.

Commercial and individual lot mortgages have been written at both fixed and variable rates and, therefore, are partially subject to market index rate fluctuations. All mortgages have been evaluated for credit risk and are presented net of reserve provisions in the financial statements. The mortgages are not publicly traded.

The interest rates for contract for land agreements issued on individual retail lot sales are all fixed rate agreements and, therefore, are not subject to any rate fluctuations. All contracts for land have been evaluated for credit risk and are presented net of reserve provisions in the financial statements. The contract for land agreements are not publicly traded.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no new developments, with respect to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "SEC") on April 14, 2000 (the "1999 Form 10-K").


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


                                 ATLANTIC GULF COMMUNITIES CORPORATION

                                 /s/ RICHARD S. ACKERMAN
                                 --------------------------------------------
                                 Richard S. Ackerman
                                 President and Chief Executive Officer
                                 Dated:  November 14, 2000


                                 /s/ EUGENE M. GIBLIN
                                 --------------------------------------------
                                 Eugene M. Giblin
                                 Vice President and Chief Accounting Officer
                                 Dated: November 14, 2000